Form 10-Q
period 2020-06-30
Jaws Acquisition Corp.
filed 2020-08-13
CIK 1800682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number: 001-39289

JAWS ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1524224
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 Washington Avenue, Suite 800 Miami Beach, FL	33139
(Address of principal executive offices)	(Zip Code)

(203) 422-7718

(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share, $0.0001 par value, and one-third of one redeemable warrant	JWS.U	New York Stock Exchange
Class A Ordinary Shares included as part of the units	JWS	New York Stock Exchange
Redeemable warrants included as part of the units; each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	JWS WS	New York Stock Exchange

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 13, 2020, there were 69,000,000 Class A ordinary shares, $0.0001 par value and 17,250,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

JAWS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

JAWS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash	$2,140,755	$—
Prepaid expense and other current assets	326,321	—
Total Current Assets	2,467,076	—

Deferred offering costs	—	45,568
Cash and marketable securities held in Trust Account	690,054,727	—
TOTAL ASSETS	$692,521,803	$45,568

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accrued expenses	$27,867	$5,288
Accrued offering costs	300,000	45,568
Total Current Liabilities	327,867	50,856

Deferred underwriting fee payable	24,150,000	—
Total Liabilities	24,477,867	50,856

Commitments and Contingencies (Note 5)

Ordinary shares subject to possible redemption, 66,304,393 shares at $10.00 per share redemption value as of June 30, 2020	663,043,930	—

Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 2,695,607 and no shares issued and outstanding (excluding 66,304,393 and no shares subject to possible redemption) as of June 30, 2020 and December 31, 2019, respectively	270	—
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 17,250,000 and 1 share(s) issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	1,725	—
Additional paid-in capital	5,030,481	—
Accumulated deficit	(32,470)	(5,288)
Total Shareholders’ Equity (Deficit)	5,000,006	(5,288)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$692,521,803	$45,568

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
Operating costs	$78,496	$81,909
Loss from operations	(78,496)	(81,909)

Other income:
Interest earned on investments held in Trust Account	54,727	54,727

Net loss	$(23,769)	$(27,182)

Weighted average shares outstanding of Class A redeemable ordinary shares	69,000,000	69,000,000
Basic and diluted net income per share, Class A	$0.00	$0.00

Weighted average shares outstanding of Class B non-redeemable ordinary shares	17,250,000	17,250,000
Basic and diluted net loss per share, Class B	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

THREE AND SIX MONTHS ENDED JUNE 30, 2020

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2020	—	$—	1	$—	$—	$(5,288)	$(5,288)

Cancellation of Class B ordinary share	—	—	(1)	—	—	—	—

Issuance of Class B ordinary shares to Sponsor	—	—	17,250,000	1,725	23,275	—	25,000

Net loss	—	—	—	—	—	(3,413)	(3,413)

Balance – March 31, 2020	—	—	17,250,000	1,725	23,275	(8,701)	16,299

Sale of 69,000,000 Units, net of underwriting discounts and offering costs	69,000,000	6,900	—	—	652,244,506	—	652,251,406

Sale of 10,533,333 Private Placement Warrants	—	—	—	—	15,800,000	—	15,800,000

Ordinary shares subject to possible redemption	(66,304,393)	(6,630)	—	—	(663,037,300)	—	(663,043,930)

Net loss	—	—	—	—	—	(23,769)	(23,769)
Balance – June 30, 2020	2,695,607	$270	17,250,000	$1,725	$5,030,481	$(32,470)	$5,000,006

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2020

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(27,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(54,727)
Formation costs paid by Sponsor	3,413
Changes in operating assets and liabilities:
Prepaid expenses	(299,521)
Accrued expenses	27,867
Net cash used in operating activities	(350,150)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(690,000,000)
Net cash used in investing activities	(690,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	677,100,000
Proceeds from sale of Private Placement Warrants	15,800,000
Repayment of promissory note – related party	(274,059)
Payments of offering costs	(135,036)
Net cash provided by financing activities	692,490,905

Net Change in Cash	2,140,755
Cash – Beginning	—
Cash – Ending	$2,140,755

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$279,432
Payment of prepaid expenses through promissory note – related party	$26,800
Initial classification of ordinary shares subject to possible redemption	$663,057,700
Change in value of ordinary shares subject to possible redemption	$(13,770)
Deferred underwriting fee payable	$24,150,000
Deferred offering costs paid directly by Sponsor from proceeds of issuance of Class B ordinary shares	$25,000
Payment of offering costs through promissory note – related party	$238,558
Payment of accrued expenses through promissory note – related party	$5,288

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Note 1 — Description of Organization and Business Operations

Jaws Acquisition Corp. (the “Company”) was incorporated in the Cayman Islands on December 27, 2019. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2020, the Company had not commenced any operations. All activity through June 30, 2020 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on May 13, 2020. On May 18, 2020, the Company consummated the Initial Public Offering of 69,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 9,000,000 Units, at $10.00 per Unit, generating gross proceeds of $690,000,000 which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 10,533,333 warrants (the “Private Placement Warrants”) at a price of $1.50 per warrant in a private placement to Jaws Sponsor LLC (the “Sponsor”), generating gross proceeds of $15,800,000, which is described in Note 4.

Transaction costs amounted to $37,748,594, consisting of $12,900,000 of underwriting fees (including an aggregate amount of $900,000 reimbursed by the underwriters for application towards the Company’s offering expenses), $24,150,000 of deferred underwriting fees and $698,594 of other offering costs. In addition, at June 30, 2020, cash of $2,140,755 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

Following the closing of the Initial Public Offering on May 18, 2020, an amount of $690,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. So long as the Company’s securities are then listed on the NYSE, the Company’s initial Business Combination must be with one or more target businesses that together have a fair market value of at least 80% of the net assets held in the Trust Account (excluding the amount of deferred underwriting discounts and taxes payable on the income earned) at the time of the signing of the agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully.

JAWS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

The Company will provide the holders of its issued and outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon and who vote at a shareholder meeting, are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor, executive officers and directors (the “initial shareholders”) have agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination.

Notwithstanding the above, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

The initial shareholders have agreed to waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with (i) the completion of the Company’s initial Business Combination and (ii) a shareholder vote to approve an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of the Company’s obligation to provide holders of the Public Shares the right to have their shares redeemed in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete its initial Business Combination within the Combination Period (defined below) or (B) with respect to any other provision relating to the rights of holders of the Public Shares.

The Company will have until May 18, 2022 to complete a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

JAWS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

The initial shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per-share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account nor to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed interim financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 15, 2020, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on May 19, 2020 and May 22, 2020. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

JAWS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from those estimates.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2020, there are 66,304,393 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $37,748,594 were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2020 and December 31, 2019, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

JAWS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, "Earnings Per Share". Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement Warrants since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 33,533,333 shares of Class A ordinary shares in the aggregate.

The Company’s statement of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account of approximately $55,000 for the three and six months ended June 30, 2020 by the weighted average number of Class A redeemable ordinary shares outstanding for the period. Net loss per share, basic and diluted, for Class B non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable ordinary shares of approximately $55,000, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the period. Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s condensed financial statements.

Note 3 — Public Offering

Pursuant to the Initial Public Offering, the Company sold 69,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 9,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).

JAWS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Note 4 — Related Party Transactions

Founder Shares

On December 27, 2019, the Company issued one of its Class B ordinary shares, for no consideration. On January 17, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration of 11,500,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On April 24, 2020, May 8, 2020 and May 13, 2020, the Company effected share capitalizations resulting in the initial shareholders holding 17,250,000 Founder Shares. All share and per-share amounts have been retroactively restated to reflect the share capitalizations. The Founder Shares included up to 2,250,000 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of Founder Shares would equal, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial shareholders did not purchase any Public Shares in the Initial Public Offering). As a result of the underwriters’ election to fully exercise their over-allotment option, 2,250,000 Founder Shares are no longer subject to forfeiture.

The initial shareholders have agreed, subject to limited exceptions, not to transfer, assign or sell their Founder Shares until the earlier of (i) one year after the completion of the Company’s Business Combination and (ii) subsequent to a Business Combination, (x) if the closing price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s Business Combination or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 10,533,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $15,800,000. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants and all underlying securities will expire worthless.

Promissory Note – Related Party

On January 13, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an or aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2020 and the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $274,059 was repaid upon the closing of the Initial Public Offering on May 18, 2020.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2020, the Company had no outstanding borrowings under the Working Capital Loans.

JAWS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Administrative Support Agreement

The Company entered into an agreement, commencing on May 13, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. For the three and six months ended June 30, 2020, the Company incurred $20,000 in fees for these services. As of June 30, 2020 $10,000 is included within accrued expenses on the condensed balance sheet.

Note 5 — Commitments

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

Pursuant to a registration and shareholder rights agreement entered into on May 18, 2020, the holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were paid a cash underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering, or $12,900,000, net of the $900,000 reimbursed by the underwriters to the Company for expenses incurred in connection with the Initial Public Offering. The underwriters are entitled to a deferred fee of $0.35 per Unit, or $24,150,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 6 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At June 30, 2020, there were 2,695,607 Class A ordinary shares issued and outstanding, excluding 66,304,393 Class A ordinary shares subject to possible redemption. At December 31, 2019, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 40,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 17,250,000 and one Class B ordinary shares issued and outstanding, respectively.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law; provided that only holders of Class B ordinary shares have the right to vote on the election of directors prior to the Company’s initial Business Combination and holders of a majority of the Company’s Class B ordinary shares may remove a member of the board of directors for any reason.

JAWS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination or earlier at the option of the holders thereof on a one-for-one basis, subject to adjustment as follows. The Class B ordinary shares will automatically convert into Class A ordinary shares on the first business day following the consummation of a Business Combination at a ratio such that the total number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of ordinary shares issued and outstanding upon completion of this offering, plus the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in a Business Combination and any warrants issued in a private placement to the Sponsor or an affiliate of the Sponsor upon conversion of Working Capital Loans.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations described below with respect to registration, or a valid exemption from registration is available. No Public Warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue a Class A ordinary share upon exercise of a Public Warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

The Company has agreed that as soon as practicable, but in no event later than twenty business days after the closing of the Company’s initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the Company’s initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the Public Warrants expire or are redeemed, as specified in the warrant agreement; provided that if the Company’s Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of Warrants when the price per Class A ordinary share equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the Public Warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;
•	at a price of $0.01 per warrant;
•	upon a minimum of 30 days’ prior written notice of redemption; and
•	if, and only if, the reported closing price of the Company’s Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending three trading days prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period. If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

JAWS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Redemption of Warrants when the price per Class A Ordinary Share equals or exceeds $10.00. Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•	in whole and not in part;
•	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the “fair market value” of the Company’s Class A ordinary shares;
•	if, and only if, the last reported sale price (the “closing price”) of the Company’s Class A ordinary shares equals or exceeds $10.00 per Public Share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and
•	if the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

If and when the Public Warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

The exercise price and number of ordinary shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuance of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company has not completed a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price and the “Redemption of Warrants when the price per Class A ordinary share equals or exceeds $10.00” described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described above under “Redemption of Warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable (except as described above under “Redemption of Warrants when the price per Class A ordinary share equals or exceeds $10.00”) so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable under all redemption scenarios by the Company and exercisable by such holders on the same basis as the Public Warrants.

JAWS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Note 7 — Fair Value Measurements

At June 30, 2020, assets held in the Trust Account were comprised of $690,054,727 in money market funds which are invested primarily in U.S. Treasury Securities.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2020
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$690,054,727

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to JAWS Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to Jaws Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on December 27, 2019 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of this offering and the sale of the private placement warrants, our shares, debt or a combination of cash, equity and debt.

The issuance of additional shares in a business combination:

•	may significantly dilute the equity interest of investors in this offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

•	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

•	could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

•	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

•	may not result in adjustment to the exercise price of our warrants.

Similarly, if we issue debt or otherwise incur significant debt, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our Class A ordinary shares;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended June 30, 2020, we had a net loss of $23,769, which consisted of operating expenses of $78,496, offset by interest earned on investments held in the Trust Account of $54,727.

For the six months ended June 30, 2020, we had a net loss of $27,182, which consisted of operating expenses of $81,909, offset by interest earned on investments held in the Trust Account of $54,727.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, the Company’s only source of liquidity was an initial purchase of Class B ordinary shares by our Sponsor and loans from our Sponsor.

On May 18, 2020, we consummated the Initial Public Offering of 69,000000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 9,000,000 Units, at $10.00 per Unit, generating gross proceeds of $690,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 10,533,333 Private Placement Warrants to our Sponsor at a price of $1.50 per warrant, generating gross proceeds of $15,800,000.

Following the Initial Public Offering, the exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $690,000,000 was placed in the Trust Account. We incurred $37,748,594 in transaction costs, including $12,900,000 of underwriting fees (including an aggregate amount of $900,000 reimbursed by the underwriters for application towards our offering expenses), $24,150,000 of deferred underwriting fees and $698,594 of other offering costs in connection with the Initial Public Offering and the sale of the Private Placement Warrants.

For the six months ended June 30, 2020, net cash used in operating activities was $350,150. Net loss of $27,182 was offset by interest earned on investments of $54,727 and formation expenses paid by the Sponsor of $3,413. Changes in operating assets and liabilities used $271,654 of cash from operating activities.

At June 30, 2020, we had investments held in the Trust Account of $690,054,727. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions) to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

At June 30, 2020, we had cash of $2,140,755 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Placement Warrants, at a price of $1.50 per warrant at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating and consummating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.

We entered into an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services to the Company. We began incurring these fees on May 13, 2020 and will continue to incur these fees on a monthly basis until the earlier of the completion of the Business Combination and the Company’s liquidation.

We have an agreement to pay the underwriters a deferred fee of $24,150,000, which will become payable to them from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Pursuant to a registration and shareholder rights agreement entered into on May 18, 2020, the holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Net Income (Loss) Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income per ordinary share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net loss per common share, basic and diluted for Class B non-redeemable ordinary shares is calculated by dividing the net income (loss), less income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the periods presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be adversely affected in a material way.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on May 15, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on May 15, 2020, except for the below risk factor. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of income taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 18, 2020, we consummated our Initial Public Offering of 69,000,000 Units, inclusive of 9,000,000 Units sold to the underwriters exercising their over-allotment option in full. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $690,000,000. Each Unit consisted of one Class A ordinary share of the Company, par value $0.0001 per share, and one-third of one redeemable warrant of the Company. Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC and Citigroup Global Markets Inc. acted as the book running managers of the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-237874 and 333-238241). The SEC declared the registration statement effective on May 13, 2020.

Simultaneously with the consummation of the Initial Public Offering, we consummated a private placement of 10,533,333 Private Placement Warrants to our Sponsor at a price of $1.50 per Private Placement Warrant, generating total proceeds of $15,800,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are the same as the warrants underlying the Units sold in the Initial Public Offering, except that Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees.

Of the gross proceeds received from the Initial Public Offering, the full exercise of the over-allotment option and the Private Placement Warrants, $690,000,000 was placed in the Trust Account.

We paid a total of $12,900,000 underwriting discounts and commissions (including an aggregate amount of $900,000 reimbursed by the underwriters for application towards our offering expenses) and $698,594 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $24,150,000 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAWS ACQUISITION CORP.

Date: August 13, 2020		/s/ Joseph L. Dowling
	Name:	Joseph L. Dowling
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2020		/s/ Michael Racich
	Name:	Michael Racich
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

