Form 10-Q
period 2020-09-30
Jaws Acquisition Corp.
filed 2020-11-10
CIK 1800682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2020

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

As of November 10, 2020, there were 69,000,000 Class A ordinary shares, $0.0001 par value and 17,250,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

JAWS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

JAWS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash	$1,675,265	$—
Prepaid expense and other current assets	255,508	—
Total Current Assets	1,930,773	—

Deferred offering costs	—	45,568
Cash and marketable securities held in Trust Account	690,192,093	—
TOTAL ASSETS	$692,122,866	$45,568

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accrued expenses	$27,866	$5,288
Accrued offering costs	—	45,568
Total Current Liabilities	27,866	50,856

Deferred underwriting fee payable	24,150,000	—
Total Liabilities	24,177,866	50,856

Commitments and Contingencies (Note 5)

Ordinary shares subject to possible redemption, 66,294,499 shares at $10.00 per share redemption value as of September 30, 2020	662,944,994	—

Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 2,705,501 and no shares issued and outstanding (excluding 66,294,499 and no shares subject to possible redemption) as of September 30, 2020 and December 31, 2019, respectively	271	—
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 17,250,000 and 1 share(s) issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	1,725	—
Additional paid-in capital	5,129,416	—
Accumulated deficit	(131,406)	(5,288)
Total Shareholders’ Equity (Deficit)	5,000,006	(5,288)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$692,122,866	$45,568

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
Operating costs	$236,302	$318,211
Loss from operations	(236,302)	(318,211)

Other income:
Interest earned on investments held in Trust Account	137,366	192,093

Net loss	$(98,936)	$(126,118)

Weighted average shares outstanding of Class A redeemable ordinary shares	69,000,000	69,000,000
Basic and diluted net income per share, Class A	$0.00	$0.00

Weighted average shares outstanding of Class B non-redeemable ordinary shares	17,250,000	17,250,000
Basic and diluted net loss per share, Class B	$(0.01)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2020	—	$—	1	$—	$—	$(5,288)	$(5,288)

Cancellation of Class B ordinary share	—	—	(1)	—	—	—	—

Issuance of Class B ordinary shares to Sponsor	—	—	17,250,000	1,725	23,275	—	25,000

Net loss	—	—	—	—	—	(3,413)	(3,413)

Balance – March 31, 2020	—	—	17,250,000	1,725	23,275	(8,701)	16,299

Sale of 69,000,000 Units, net of underwriting discounts and offering costs	69,000,000	6,900	—	—	652,244,506	—	652,251,406

Sale of 10,533,333 Private Placement Warrants	—	—	—	—	15,800,000	—	15,800,000

Ordinary shares subject to possible redemption	(66,304,393)	(6,630)	—	—	(663,037,300)	—	(663,043,930)

Net loss	—	—	—	—	—	(23,769)	(23,769)

Balance – June 30, 2020	2,695,607	$270	17,250,000	$1,725	$5,030,481	$(32,470)	$5,000,006

Change in value of ordinary shares subject to possible redemption	9,894	1	—	—	98,935	—	98,936

Net loss	—	—	—	—	—	(98,936)	(98,936)
Balance – September 30, 2020	2,705,501	$271	17,250,000	$1,725	$5,129,416	$(131,406)	$5,000,006

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(126,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(192,093)
Formation costs paid by Sponsor	3,413
Changes in operating assets and liabilities:
Prepaid expense and other current assets	(228,708)
Accrued expenses	27,866
Net cash used in operating activities	(515,640)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(690,000,000)
Net cash used in investing activities	(690,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	677,100,000
Proceeds from sale of Private Placement Warrants	15,800,000
Repayment of promissory note – related party	(274,059)
Payments of offering costs	(435,036)
Net cash provided by financing activities	692,190,905

Net Change in Cash	1,675,265
Cash – Beginning	—
Cash – Ending	$1,675,265

Non-Cash Investing and Financing Activities:
Payment of prepaid expenses through promissory note – related party	$26,800
Initial classification of ordinary shares subject to possible redemption	$663,057,700
Change in value of ordinary shares subject to possible redemption	$(112,706)
Deferred underwriting fee payable	$24,150,000
Deferred offering costs paid directly by Sponsor from proceeds of issuance of Class B ordinary shares	$25,000
Payment of offering costs through promissory note – related party	$238,558
Payment of accrued expenses through promissory note – related party	$5,288

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

As of September 30, 2020, the Company had not commenced any operations. All activity through September 30, 2020 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $37,748,594, consisting of $12,900,000 of underwriting fees (including an aggregate amount of $900,000 reimbursed by the underwriters for application towards the Company’s offering expenses), $24,150,000 of deferred underwriting fees and $698,594 of other offering costs. In addition, at September 30, 2020, cash of $1,675,265 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

JAWS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account nor to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

JAWS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 15, 2020, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on May 19, 2020 and May 22, 2020. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2020, there are 66,294,499 ordinary shares subject to possible redemption that are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

JAWS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $37,748,594 were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2020 and December 31, 2019, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s statement of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account of approximately $137,000 and $192,000, respectively, for the three and nine months ended September 30, 2020 by the weighted average number of Class A redeemable ordinary shares outstanding for the period. Net loss per share, basic and diluted, for Class B non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable ordinary shares of approximately $137,000 and $192,000 respectively, for the three and nine months ended September 30, 2020 by the weighted average number of Class B non-redeemable ordinary shares outstanding for the period. Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

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

JAWS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2020, the Company had no outstanding borrowings under the Working Capital Loans.

JAWS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Administrative Support Agreement

The Company entered into an agreement, commencing on May 13, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. For the three and nine months ended September 30, 2020, the Company incurred and paid $30,000 and $50,000, respectively, in fees for these services.

Note 5 — Commitments

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 6 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At September 30, 2020, there were 2,705,501 Class A ordinary shares issued and outstanding, excluding 66,294,499 Class A ordinary shares subject to possible redemption. At December 31, 2019, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 40,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 17,250,000 and one Class B ordinary shares issued and outstanding, respectively.

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

SEPTEMBER 30, 2020

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

SEPTEMBER 30, 2020

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

Note 7 — Fair Value Measurements

At September 30, 2020, assets held in the Trust Account were comprised of $690,192,093 in money market funds which are invested primarily in U.S. Treasury Securities.

JAWS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$690,192,093

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended September 30, 2020, we had a net loss of $98,936, which consisted of operating expenses of $236,302, offset by interest earned on investments held in the Trust Account of $137,366.

For the nine months ended September 30, 2020, we had a net loss of $126,118, which consisted of operating expenses of $318,211, offset by interest earned on investments held in the Trust Account of $192,093.

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

For the nine months ended September 30, 2020, net cash used in operating activities was $515,640. Net loss of $126,118 was offset by interest earned on investments of $192,093 and formation expenses paid by the Sponsor of $3,413. Changes in operating assets and liabilities used $200,842 of cash from operating activities.

At September 30, 2020, we had investments held in the Trust Account of $690,192,093. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions) to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

At September 30, 2020, we had cash of $1,675,265 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our final prospectus filed with the SEC on May 15, 2020. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Memorandum and Articles of Association our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public shareholders.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association (Incorporated by reference to Exhibit 3.1 of Jaws Acquisition Corp.’s Current Report on Form 8-K filed on May 19, 2020)
4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (Incorporated by reference to Exhibit 4.1 of Jaws Acquisition Corp.’s Current Report on Form 8-K filed on May 19, 2020)
4.2	Specimen Unit Certificate (Incorporated by reference to Exhibit 4.1 of Jaws Acquisition Corp.’s Registration Statement on Form S-1/A filed on May 7, 2020)
4.3	Specimen Class A Ordinary Share Certificate (Incorporated by reference to Exhibit 4.2 of Jaws Acquisition Corp.’s Registration Statement on Form S-1/A filed on May 7, 2020)
4.4	Specimen Warrant Certificate (Incorporated by reference to Exhibit 4.3 of Jaws Acquisition Corp.’s Registration Statement on Form S-1/A filed on May 7, 2020)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAWS ACQUISITION CORP.

Date: November 10, 2020		/s/ Joseph L. Dowling
	Name:	Joseph L. Dowling
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2020		/s/ Michael Racich
	Name:	Michael Racich
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

