Form 10-K
period 2020-12-31
Jaws Acquisition Corp.
filed 2021-03-29
CIK 1800682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

JAWS ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-39289	98-1524224
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

1601 Washington Avenue, Suite 800 Miami Beach, FL	33139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 422-7718

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A Ordinary Share, $0.0001 par value, and one-third of one redeemable warrant	JWS.U	New York Stock Exchange
Class A Ordinary Shares included as part of the units	JWS	New York Stock Exchange
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	JWS WS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. The registrant’s units began trading on the New York Stock Exchange (“NYSE”) on May 14, 2020. The registrant’s ordinary shares and warrants began separately trading on July 6, 2020. The aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A ordinary shares on December 31, 2020, as reported on the NYSE, was $925,290,000 (based on the closing sales price of the Class A ordinary shares on December 31, 2020 of $13.41).

As of March 1, 2021, 69,000,000 Class A ordinary shares and 17,250,000 Class B ordinary shares were issued and outstanding.

Documents Incorporated by Reference: None.

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

•	“Companies Law Companies Act” are to the Companies Law (Companies Act 2021 Revision) of the Cayman Islands as the same may be amended from time to time;

•	“Founders” are to Barry S. Sternlicht and Joseph L. Dowling;

•

“founder shares” are to our Class B ordinary shares initially issued to our sponsor in a private placement prior to the Initial Public Offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

•	“Initial Public Offering” refers to our initial public offering for our Class A ordinary shares;

•	“Jaws” refers to Jaws Acquisition Corp., an exempted company incorporated under the laws of the Cayman Islands;

•	“management” or our “management team” are to our executive officers and directors;

•	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

•

“private placement warrants” are to the warrants issued to our sponsor in a private placement that occurred simultaneously with the closing of the Initial Public Offering and upon conversion of working capital loans, if any;

•	“public shares” are to our Class A ordinary shares;

•

“public shareholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

•	“sponsor” are to Jaws Sponsor LLC, a Delaware limited liability company; and

•	“we,” “us,” “our,” “company” or “our company” are to Jaws Acquisition Corp., a Cayman Islands exempted company.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to complete our initial business combination with Primary Care (ITC) Intermediate Holdings, LLC (“PCIH”), or any other initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance following our Initial Public Offering.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

•	We are a recently formed blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

•

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

•	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

•

If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

•

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•

We may not be able to complete our initial business combination within the 24 months after the closing of our Initial Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

•

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

•

If we seek shareholder approval of our initial business combination, our initial shareholders, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our shares of Class A ordinary shares or public warrants.

•

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

•	NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

•

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

•

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

•

If the net proceeds of our Initial Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the next 24 months, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for a business combination, to pay our taxes, including franchise and income taxes, and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

•

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

•	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

•

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

•

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

PART I

ITEM 1.	BUSINESS

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on December 27, 2019 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Report as our initial business combination. We are an early stage and emerging growth company and, as such, we are subject to all of the risk associated with early stage and emerging growth companies.

On January 17, 2020, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our offering costs in consideration of 8,625,000 Class B ordinary shares, par value $0.0001. On April 24, 2020, May 8, 2020 and May 13, 2020, we effected share capitalizations resulting in our initial shareholders holding 17,250,000 Class B ordinary shares. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. Each of our independent directors currently owns 25,000 of the Class B ordinary shares noted above, which were transferred from our sponsor to them in May 2020.

On May 18, 2020, the company consummated its Initial Public Offering of 69,000,000, which included the full exercise by the underwriters of their over-allotment option in the amount of 9,000,000 Units, at $10.00 per Unit, generating aggregate gross proceeds of $690,000,000. Each unit consists of one Class A ordinary share, par value $0.0001, and one-third (1/3) of one redeemable warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to certain adjustments.

Simultaneously with the closing of the Initial Public Offering, the company consummated the sale of 10,533,333 private placement warrants at a price of $1.50 per warrant in a private placement to the sponsor, generating gross proceeds of $15,800,000. Each whole private placement warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share.

On November 11, 2020, we entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among Jaws, Jaws Merger Sub, LLC, a Delaware limited liability company (“JAWS Merger Sub”), Primary Care (ITC) Holdings, LLC, a Delaware limited liability company (the “Seller”), and PCIH.

The Business Combination Agreement provides for the consummation of the following transactions (collectively, the “Business Combination”): (a) Jaws will change its jurisdiction of incorporation by transferring by way of continuation from the Cayman Islands and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”), upon which Jaws will change its name to “Cano Health, Inc.”; (b) PCIH will amend and restate its limited liability company agreement (the “PCIH A&R LLCA”) to, among other things, unitize the equity interests of PCIH to permit the issuance and ownership of interests in PCIH as contemplated by the Business Combination Agreement; (c) following the effectiveness of the PCIH A&R LLCA, Merger Sub will merge with and into PCIH (the “Merger”), with PCIH as the surviving company in the Merger, and Jaws will be admitted as the managing member of PCIH; (d) the Seller will receive a combination of cash consideration, certain newly issued equity interests of PCIH and shares of newly-issued Class B common stock, par value $0.0001 per share, of Jaws, which will have no economic value, but will entitle the Seller to one vote per issued share and will be issued on a one-for-one basis for each membership unit in PCIH (each, a “PCIH Common Unit”) retained by the Seller following the Business Combination; and (e) Jaws will acquire certain newly issued equity interests of PCIH in exchange for a cash contribution, which proceeds will be used to reduce existing indebtedness and fund PCIH’s balance sheet for general corporate purposes. The PCIH A&R LLCA will provide the Seller the right to exchange its retained PCIH Common Units, together with the cancellation of an equal number of shares of Class B common stock, for Class A common stock of PCIH, subject to certain restrictions set forth therein.

Immediately prior to the consummation of the Business Combination (the “Closing”), Jaws will effect the Domestication pursuant to which (a) each Class A ordinary share and each Class B ordinary share of Jaws will automatically convert into one share of Class A common stock of Jaws and (b) the outstanding warrants to purchase Class A ordinary shares of Jaws will automatically become exercisable for Class A common stock of Jaws.

Following the consummation of the Business Combination, the combined company will be organized in an “Up-C” structure, in which substantially all of the assets and business of Jaws will be held by PCIH. The combined company’s business will continue to operate through the subsidiaries of PCIH and Jaws’ sole direct asset will be the equity interests of PCIH held by it.

For additional information regarding PCIH, the Business Combination and the transactions contemplated thereby, see the registration statement on Form S-4 containing a preliminary proxy statement and a preliminary prospectus of Jaws initially filed with the Securities and Exchange Commission on January 25, 2021.

Other than as specifically discussed, this Report does not assume the closing of the Business Combination.

Our Founders

Our sponsor, Jaws Sponsor LLC, is an affiliate of Jaws Estates Capital, the family office of Barry S. Sternlicht. We seek to capitalize on the multiple decades of combined investment experience of our Founders, Barry S. Sternlicht and Joseph L. Dowling. Mr. Sternlicht has spent his career building, operating and investing in businesses; both in the private and public markets. Furthermore, Mr. Sternlicht has managed several multi-billion dollar platforms from both an operating and investment perspective. Mr. Dowling has deep experience investing institutional capital across a variety of asset classes, including direct private equity investing. Mr. Dowling is also a member of Mr. Sternlicht’s family office advisory board.

The company intends to focus on leading, growth-oriented companies across a variety of industries. We do not intend to target industries that are competitive with Starwood Capital Group Holdings, L.P., or Starwood Capital, which includes real estate, lodging, oil and gas and energy infrastructure. Investment opportunities will be sourced from the Founders proprietary network of operating network of executives, investors and advisors. The Founders employ a disciplined and highly selective investment process and expect to add value to a target company through add-on acquisitions, capital structure optimization and operational improvements.

We believe that our management team is well positioned to identify attractive business combination opportunities with a compelling industry backdrop and an opportunity for transformational growth. Our objectives are to generate attractive returns for our shareholders and enhance value through improving operational performance of the acquired company. We expect to favor potential target companies with certain industry and business characteristics. Key industry characteristics include compelling long term growth prospects, attractive competitive dynamics, consolidation opportunities and low risk of technological obsolescence. Key business characteristics include high barriers to entry, significant streams of recurring revenue, opportunity for operational improvement, attractive steady-state margins, high incremental margins and attractive free cash flow characteristics.

With respect to the above, past experience or performance of our management team and their respective affiliates is not a guarantee of either (i) our ability to successfully identify and execute a transaction or (ii) success with respect to any business combination that we may consummate. You should not rely on the historical record of our management team or their respective affiliates as indicative of future performance. Our management team and their respective affiliates have been involved with a large number of public and private companies in addition to those identified above, not all of which have achieved similar performance levels.

Business Strategy

Our business strategy is to identify and complete our initial business combination with a company that complements the experience of our Founders and can benefit from their operational and investment expertise. Our selection process leverages Mr. Sternlicht’s and Mr. Dowling’s broad and deep relationship network, unique industry experiences and deal sourcing capabilities to access a broad spectrum of differentiated opportunities. This network has been developed through our Founders’ demonstrated success both investing in and operating businesses across a variety of industries, developing a distinctive combination of capabilities including:

•	a track record of creating and growing multi-billion dollar platforms in the public markets;

•	extensive M&A experience, including driving transformational transactions;

•	ability to enhance and advise management teams as they transition from private to public markets;

•	experience driving capital allocation decisions at the corporate level;

•	understanding of public market performance and requirements;

•	history of sourcing, structuring, acquiring, operating, developing, growing, financing and selling businesses;

•	deep relationships with sellers, financing providers and target management teams; and

•	an extensive history of accessing the capital markets across various business cycles, including financing businesses and assisting companies with transition to public ownership.

Acquisition Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We do not intend to target industries that are competitive with Starwood Capital, which includes real estate, lodging, oil and gas and energy infrastructure. We intend to acquire one or more businesses that we believe:

•	are growth-oriented, market-leading companies within their industries;

•	have a durable market position, with demonstrated competitive advantages to maintain barriers to entry;

•

would benefit from the Founders’ network or expertise such as additional management expertise, capital structure optimization, acquisition advice or operational changes to drive improved financial performance;

•	are fundamentally sound companies that are underperforming their potential;

•

exhibit unrecognized value or other characteristics, desirable returns on capital and a need for capital to achieve the company’s growth strategy, that we believe have been misevaluated by the marketplace based on our analysis and due diligence review;

•

will offer an attractive risk-adjusted return for our shareholders, potential upside from growth in the target business and an improved capital structure will be weighed against any identified downside risks; and

•	can benefit from being a publicly traded, are prepared to be a publicly traded company and can utilize access to broader capital markets.

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors, criteria and guidelines that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our shareholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

In addition to any potential business candidates we may identify on our own, we anticipate that other target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

Our Acquisition Process

In evaluating a prospective target business, we conduct an extensive due diligence review which may encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We also utilize our management team’s operational and capital planning experience.

Each of our directors and officers, directly or indirectly, owns founder shares and/or private placement warrants following the Initial Public Offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, such officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity subject to his or her fiduciary duties. As a result, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to such officer’s and director’s fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that we renounce our interest in any business combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

Initial Business Combination

So long as our securities are then listed on the NYSE, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, Inc., or FINRA, or an independent valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion.

We anticipate structuring our initial business combination so that the post-business combination company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-business combination company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. If our securities are not then listed on the NYSE for whatever reason, we would no longer be required to meet the foregoing 80% of net asset test.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Other Considerations

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, Founders, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our Founders, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

In addition, certain of our Founders, officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities. As a result, if any of our Founders, officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he, she or it has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he, she or it will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that we renounce our interest in any business combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

Our Founders, sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates. However, we do not currently expect that any such other blank check company would materially affect our ability to complete our initial business combination. In addition, our Founders, sponsor, officers and directors, are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Also, Mr. Sternlicht, as Chairman, shall not have day-to-day control of our affairs and shall not be involved in the day-to-day operations.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds makes us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved, If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Financial Position

As of December 31, 2020, we had $690,306,930 in the trust account that we may use to complete our initial business combination (after payment of offering costs, including the $24,150,000 in deferred underwriting commissions and deferred legal fees). We offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the Initial Public Offering. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the sale of the private placement warrants, our equity, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-business combination company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account, or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. We are not currently a party to any arrangement or understanding with any third-party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Sources of Target Businesses

Target business candidates are brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since some of these sources will have read this Report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or their respective affiliates paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). We have agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, Founders, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our Founders, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Each of our officers and directors presently has, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we conduct an extensive due diligence review which may encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We also utilize our management team’s operational and capital planning experience. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The company will not pay any consulting fees to members of our management team, or their respective affiliates, for services rendered to or in connection with our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•

subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.

Under the NYSE’s listing rules, shareholder approval would typically be required for our initial business combination if, for example:

•	We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then-outstanding (other than in a public offering);

•

Any of our directors, officers or substantial security holder (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 1% or more (or 5% or more if the related party involved is classified as such solely because such person is a substantial security holder); or

•	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

•

the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

•	the expected cost of holding a shareholder vote;

•	the risk that the shareholders would fail to approve the proposed business combination;

•	other time and budget constraints of the company; and

•	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, executive officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of any such transaction could be to (i) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (ii) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (iii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the shareholder meeting related to our initial business combination. Our sponsor, executive officers, directors, advisors or their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our sponsor, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases would be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

Limitations on Redemptions

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). However, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on the NYSE, we will be required to comply with the NYSE rules.

If we held a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

•

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the business combination. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•

file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated

memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the shareholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming shareholder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the business combination, unless otherwise agreed to by us. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 24 months from the closing of the Initial Public Offering.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only 24 months from the closing of the Initial Public Offering to consummate an initial business combination. If we have not consummated an initial business combination within 24 months from the closing of the Initial Public Offering, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within 24 months from the closing of the Initial Public Offering. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination within 24 months from the closing of the Initial Public Offering (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame)

Our sponsor, executive officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or director nominee, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1,900,000 held outside the trust account plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of the Initial Public Offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including, but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Credit Suisse Securities (USA) LLC will not execute an agreement with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our income tax obligations, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2020, we had cash of $1,037,124 held outside of the trust account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder. In the event that our offering expenses exceed our estimate of $1,000,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $1,000,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per public share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 24 months from the closing of the Initial Public Offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently maintain our executive offices at 1601 Washington Avenue, Suite 800, Miami Beach, FL 33139. The cost for our use of this space is included in the $10,000 per month fee we will pay to an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination. Also, Mr. Sternlicht, as Chairman, shall not have day-to-day control of our affairs and shall not be involved in our day-to-day operations.

Periodic Reporting and Financial Information

We have registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to shareholders. These financial statements may be required to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and expect to receive, after the effectiveness of the registration statement of which this Report forms a part, a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Law (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A.	Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K and the prospectus associated with our Initial Public Offering, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. For Risk Factors related to the Business Combination, see the registration statement on Form S-4 containing a preliminary proxy statement and a preliminary prospectus of Jaws initially filed with the Securities and Exchange Commission on January 25, 2021.

We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We were formed on December 27, 2019, incorporated under the laws of the Cayman Islands have no operating results, Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

Information regarding performance is presented for informational purposes only. Any past experience or performance of our management team and their respective affiliates is not a guarantee of either (i) our ability to successfully identify and execute a transaction or (ii) success with respect to any business combination that we may consummate. You should not rely on the historical record of our management team or their respective affiliates as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward.

Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

We may choose not to hold a shareholder vote before we complete our initial business combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirement. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would typically not be required to seek shareholder approval to complete such a transaction. Except for as required by applicable law or stock exchange listing requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our issued and outstanding ordinary shares do not approve of the business combination we complete.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

If we seek shareholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our sponsor owns, on an as-converted basis, approximately 20% of our outstanding ordinary shares immediately following the completion of the Initial Public Offering. Our sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the business combination. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and each member of our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If a large number of shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we consummate an initial business combination within 24 months after the closing of the Initial Public Offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination within 24 months from the closing of the Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

A novel strain of coronavirus is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” The COVID-19 outbreak has and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Finally, the outbreak of COVID-19 may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

We may not be able to consummate an initial business combination within 24 months after the closing of the Initial Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination within 24 months after the closing of the Initial Public Offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions.

In the event that our sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (1) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination. In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders are entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business within 24 months from the closing of the Initial Public Offering, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 24 months from the closing of the Initial Public Offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, ordinary shares, and warrants are currently listed on the NYSE. Although after giving effect to the Initial Public Offering we expect to continue to meet, on a pro forma basis, the minimum initial listing standards set forth in the NYSE listing standards, our securities may not, or may not continue to be, listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market capitalization (generally $50,000,000) and a minimum number of holders of our securities (generally 300 public holders).

Additionally, our units will not be traded after completion of our initial business combination and, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE initial listing requirements, which are more rigorous than the NYSE continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE.

For instance, in order for our shares to be listed upon the consummation of our business combination, at such time our share price would generally be required to be at least $4.00 per share, our total market capitalization would be required to be at least $200.0 million, the aggregate market value of publicly held shares would be required to be at least $100.0 million and we would be required to have at least 400 round lot shareholders. We may not be able to meet those listing requirements at that time.

If the NYSE delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A ordinary shares, and warrants are listed on the NYSE, our units, Class A ordinary shares and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the Initial Public Offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 upon the completion of the Initial Public Offering and the sale of the private placement warrants and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means that since our units were immediately tradable we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering were subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

If the net proceeds of the Initial Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 24 months following the closing of the Initial Public Offering, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

As of December 31, 2020, we had approximately $1,037,124 in cash held outside the trust account to fund our working capital requirements. We believe that, upon the closing of the Initial Public Offering, the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering; however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 24 months from the closing of the Initial Public Offering, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to a letter agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per public share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Initial Public Offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination within 24 months from the closing of the Initial Public Offering, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

If we have not consummated an initial business combination within 24 months from the closing of the Initial Public Offering, our public shareholders may be forced to wait beyond such 24 months before redemption from our trust account.

If we have not consummated an initial business combination within 24 months from the closing of the Initial Public Offering, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond 24 months from the closing of the Initial Public Offering before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of $18,292.68 and imprisonment for five years in the Cayman Islands.

We may not hold an annual meeting of shareholders until after the consummation of our initial business combination.

In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on the NYSE. As an exempted company, there is no requirement under the Companies Act for us to hold annual or shareholder meetings to elect directors. Until we hold an annual meeting of shareholders, public shareholders may not be afforded the opportunity to elect directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term.

Holders of Class A ordinary shares will not be entitled to vote on any election of directors we hold prior to our initial business combination.

Prior to our initial business combination, only holders of our founder shares will have the right to vote on the election of directors. Holders of our public shares will not be entitled to vote on the election of directors during such time. In addition, prior to our initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 20 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus relating to our Initial Public Offering, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Exercising the warrants on a cashless basis could have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants they hold. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in the Initial Public Offering. In such an instance, our sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and you will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the Class A ordinary shares. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within twenty business days of the closing of an initial business combination.

The grant of registration rights to our sponsor may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to a registration and shareholder rights agreement, our sponsor and its permitted transferees can demand that we register the resale of the Class A ordinary shares into which founder shares are convertible, the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, and warrants that may be issued upon conversion of working capital loans and the Class A ordinary shares issuable upon conversion of such warrants. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our sponsor or its permitted transferees are registered for resale.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue business combination opportunities in any sector, except that we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We will consider a business combination outside of our management’s area of expertise if a business combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination target, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in the Initial Public Offering than a direct investment, if an opportunity were available, in a business combination target. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorize the issuance of up to 400,000,000 Class A ordinary shares, par value $0.0001 per share, 40,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. There are 310,000,000 and 22,250,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association. There are no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination. However, our amended and restated memorandum and articles of association provide, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

•

may significantly dilute the equity interest our investors, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

•	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

•

could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

•	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

•	may not result in adjustment to the exercise price of our warrants.

Unlike some other similarly structured blank check companies, our sponsor will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

The founder shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor, any of its affiliates or any members of our management team upon conversion of working capital loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one. This is different than some other similarly structured blank check companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Also, Mr. Sternlicht, as Chairman, shall not have day-to-day control of our affairs and shall not be involved in our day-to-day operations. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers.

The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management, director or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. In addition, pursuant to a registration and shareholder rights agreement, our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. Also, Mr. Sternlicht, as Chairman, shall not have day-to-day control of our affairs and shall not be involved in our day-to-day operations. If our executive officers’

and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our officers and directors presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses or entities. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law.

In addition, our Founders, sponsor, officers and directors may in the future become affiliated with other blank check companies that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that we renounce our interest in any business combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or initial shareholders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or initial shareholders. Such entities may compete with us for business combination opportunities. Our Founders, sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or initial shareholders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after the Initial Public Offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On January 17, 2020, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our offering costs in consideration of 8,625,000 Class B ordinary shares, par value $0.0001. On April 24, 2020, May 8, 2020 and May 13, 2020, we effected share capitalizations resulting in our initial shareholders holding 17,250,000 Class B ordinary shares. Each of our independent directors currently owns 25,000 of the Class B ordinary shares noted above, which were transferred from our sponsor to them in May 2020. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor has committed, pursuant to a written agreement, to purchase an aggregate of 10,533,333 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.50 per warrant ($15,800,000 in the aggregate), in a private placement that closed simultaneously with the closing of the Initial Public Offering. If we do not consummate an initial business within 24 months from the closing of the Initial Public Offering, the private placement warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of the Initial Public Offering nears, which is the deadline for our consummation of an initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following the Initial Public Offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

We may only be able to complete one business combination with the proceeds of the Initial Public Offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from the Initial Public Offering and the sale of the private placement warrants will provide us with up to $667,750,000 that we may use to complete our initial business combination (after taking into account the $24,150,000 of deferred underwriting commissions being held in the trust account and the estimated non-reimbursed expenses of the Initial Public Offering).

We may effectuate our initial business combination with a single-target business or multiple-target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-business combination company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-business combination company owns 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company, and amending our warrant agreement will require a vote of holders of at least 65% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 65% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through the Initial Public Offering, we would register, or seek an exemption from registration for, the affected securities.

The provisions of our amended and restated memorandum and articles of association that relate to the rights of holders of our Class A ordinary shares (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of a special resolution which requires the approval of the holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s public shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of the Initial Public Offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our shareholder meeting which shall include the affirmative vote of a simple majority of our Class B ordinary shares. Our sponsor and its permitted transferees, if any, who collectively beneficially own, on an as-converted basis, approximately 20% of our Class A ordinary shares upon the closing of the Initial Public Offering, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, executive officers, and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

If the net proceeds of the Initial Public Offering and the sale of the private placement warrants prove to be insufficient to complete our initial business combination, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Our sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Upon closing of the Initial Public Offering, our sponsor owns, on an as-converted basis, approximately 20% of our issued and outstanding ordinary shares. Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our sponsor purchases any of our securities in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this R Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our sponsor, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors prior to our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 65% of the then-outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any mistake, but requires the approval by the holders of at least 65% of the then-outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 65% of the number of the then outstanding private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

Our warrant agreement will designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provide that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us (except as described in this Report) so long as they are held by our sponsor or its permitted transferees.

In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the warrants are “out-of-the-money,”in which case you would lose any potential embedded value from a subsequent increase in the value of the Class A ordinary shares had your warrants remained outstanding.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 23,000,000 of our Class A ordinary shares as part of the units offered by the Initial Public Offering and, simultaneously with the closing of the Initial Public Offering, we issued in a private placement an aggregate of 10,533,333 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. In addition, if the sponsor, its affiliates or a member of our management team makes any working capital loans, it may convert up to $1,500,000 of such loans into up to an additional 1,000,000 private placement warrants, at the price of $1.50 per warrant. We may also issue Class A ordinary shares in connection with our redemption of our warrants.

To the extent we issue ordinary shares for any reason, including to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because each unit contains one-third of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-third of one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one ordinary share and one whole warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-third of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if a unit included a warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if (i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions, including as a result of the COVID-19 outbreak. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs and the rights of our shareholders are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions will include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our initial business combination only holders of our Class B ordinary shares, which have been issued to our sponsor, are entitled to vote on the election of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Since only holders of our founder shares will have the right to vote on the election of directors, upon the listing of our shares on the NYSE, the NYSE may consider us to be a “controlled company” within the meaning of the NYSE rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

After completion of the Initial Public Offering, only holders of our founder shares will have the right to vote on the election of directors. As a result, the NYSE may consider us to be a “controlled company” within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that includes a majority of “independent directors,” as defined under the rules of the NYSE;

•	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the NYSE, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks, natural disasters and wars; and

•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in any such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from seeking a business combination target.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently maintain our executive offices at 1601 Washington Avenue, Suite 800, Miami Beach, FL 33139. The cost for our use of this space is included in the $10,000 per month fee we will pay to an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our units, ordinary shares, and warrants are each traded on the NYSE under the symbols “JWS.U,” “JWS,” and “JWS WS,” respectively. Our units commenced public trading on July 2, 2020. Our Class A ordinary shares and warrants began separate trading on July 6, 2020.

(b) Holders

As of December 31, 2020, there was 1 holder of record of our unit securities, 1 holder of record of our Class A ordinary shares, 4 holders of our Class B ordinary shares and 2 holders of our warrants.

(c) Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. If we incur any indebtedness in connection with a business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

Not applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings.

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

Use of Proceeds

For a description of the use of the proceeds generated in our Initial Public Offering, see Item 7 of this Report.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a blank check company incorporated on December 27, 2019 (inception) as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We are not limited to a particular industry or geographic region for purposes of consummating a business combination, we intend to focus our search for a target business in a variety of industries other than real estate, lodging, oil and gas and energy infrastructure.

The registration statement for our Initial Public Offering was declared effective on May 13, 2020. On May 18, 2020, we consummated the Initial Public Offering of 69,000,000 units, including 9,000,000 additional units to cover over-allotments, at $10.00 per unit, generating gross proceeds of $690.0 million, and incurring offering costs of $37,748,594, consisting of $12,900,000 of underwriting fees (including an aggregate amount of $900,000 reimbursed by the underwriters for application toward our offering expenses), $24,150,000 of deferred underwriting fees and $698,594 of other offering costs. Each unit consists of one Class A ordinary share and one-third of one redeemable warrant. Each whole warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment.

Simultaneously with the closing of the Initial Public Offering, we consummated a private placement of 10,533,333 private placement warrants to the sponsor at a price of $1.50 per private placement warrant, generating gross proceeds of $15.8 million.

Upon the closing of the Initial Public Offering and the private placement, $690.0 million ($10.00 per unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the private placement were placed in the trust account and invested in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the trust account as described below. Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the private placement, although substantially all of the net proceeds are intended to be applied toward identifying and consummating an initial business combination.

If we are unable to complete a business combination within 24 months from the closing of the Initial Public Offering, or May 18, 2022 (unless we submit and our shareholders approve an extension of such date), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes paid or payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. Our Amended and Restated Memorandum and Articles of Association provide that, if we wind up for any other reason prior to the consummation of the initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than 10 business days thereafter, subject to applicable Cayman Islands law.

Proposed Business Combination

On November 11, 2020, we entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement” and the transactions contemplated therein, the “Business Combination”), by and among Jaws, Jaws Merger Sub, LLC, a newly formed Delaware corporation and our wholly-owned subsidiary, Primary Care (ITC) Holdings, LLC, a Delaware limited liability company and Primary Care (ITC) Intermediate Holdings, LLC, a Delaware limited liability company. Concurrently with the Business Combination, we will transfer by way of continuation from the Cayman Islands to Delaware and domesticate as a Delaware corporation in accordance with Section 388 of the General Corporation Law of the State of Delaware (the “DGCL”) and the Cayman Islands Companies Act (As Revised) (the “Domestication”).

For additional information regarding the Business Combination, see the registration statement on Form S-4 containing a preliminary proxy statement and a preliminary prospectus of Jaws initially filed with the Securities and Exchange Commission (“SEC”) on January 25, 2021.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to December 31, 2020 were organizational activities, necessary to prepare for the Initial Public Offering, described below, and after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the year ended December 31, 2020, we had a net loss of $2,869,977, which consisted of operating expenses of $3,176,907, offset by interest earned on investments held in the Trust Account of $306,930.

For the period from December 27, 2019 (inception) through December 31, 2019, we had a net loss of $5,288, which consisted of formation and operating expenses.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B ordinary shares by our Sponsor and loans from our Sponsor.

On May 18, 2020, we consummated the Initial Public Offering of 69,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 9,000,000 Units, at $10.00 per Unit, generating gross proceeds of $690,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the private placement of an aggregate of 10,533,333 private placement warrants to our sponsor at a price of $1.50 per warrant, generating gross proceeds of $15,800,000.

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

For the year ended December 31, 2020, net cash used in operating activities was $1,153,781. Net loss of $2,869,977 was impacted by interest earned on investments of $306,930 and formation expenses paid by the Sponsor of $3,413. Changes in operating assets and liabilities provided $2,019,713 of cash from operating activities.

At December 31, 2020, we had investments held in the Trust Account of $690,306,930.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions), to complete the Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete the Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

At December 31, 2020, we had cash of $1,037,124 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Placement Warrants, at a price of $1.50 per warrant at the option of the lender.

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

Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of the Business Combination, in which case we may issue additional securities or incur debt in connection with the Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of the Business Combination. If we are unable to complete the

Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Related Party Transactions

Class B Ordinary Shares

On December 27, 2019, we issued one of our Class B ordinary shares to the sponsor for no consideration. On January 17, 2020, the sponsor paid $25,000 to cover certain of our offering costs in consideration of 11,500,000 Class B ordinary shares, par value $0.0001. On April 24, 2020, May 8, 2020 and May 13, 2020, we effected share capitalizations resulting in the sponsor holding an aggregate of 17,250,000 Class B ordinary shares. In May 2020, the sponsor transferred 25,000 Class B ordinary shares to each of the independent directors on our board of directors. Of the 17,250,000 shares outstanding as of December 31, 2020, the sponsor owned an aggregate of 17,175,000 Class B ordinary shares and the independent directors owned an aggregate of 75,000 Class B ordinary shares.

The Class B ordinary shares will automatically convert into Class A ordinary shares upon the consummation of a business combination, or earlier at the option of the holder, on a one-for-one basis. However, if additional Class A ordinary shares or any other equity-linked securities are issued or deemed issued in connection with the initial business combination, the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued or deemed issued, or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by Jaws in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to the sponsor upon conversion of working capital loans, provided that such conversion of Class B ordinary shares will never occur on a less than one-for-one basis.

The holders of the Class B ordinary shares agreed not to transfer, assign or sell any of their Class B ordinary shares until the earlier to occur of: (i) one year after the completion of the initial business combination or (ii) the date on which Jaws completes a liquidation, merger, share exchange or other similar transaction after the initial business combination that results in all of Jaws’ shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property (except to certain permitted transferees). Any permitted transferees will be subject to the same restrictions and other agreements of the initial shareholders with respect to any Class B ordinary shares. Notwithstanding the foregoing, if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial business combination, the Class B ordinary shares will be released from the lock-up restrictions.

Private Placement

Simultaneously with the closing of the Initial Public Offering, Jaws consummated the private placement of 10,533,333 private placement warrants at a price of $1.50 per warrant to the sponsor, generating gross proceeds of $15.8 million. Each private placement warrants is exercisable for one Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the private placement warrants were added to the proceeds from the Initial Public Offering to be held in the trust account. If we do not complete a business combination within 24 months from the closing of the Initial Public Offering, the private placement warrants will expire worthless. The private placement warrants are non-redeemable and exercisable on a cashless basis so long as they are held by the sponsor or its permitted transferees.

Related Parties Loans

The sponsor had agreed to loan us up to $300,000 (the “Note”) to be used for the payment of costs related to the Initial Public Offering. The Note was non-interest bearing, unsecured and was due on the earlier of December 31, 2020 or the closing of the Initial Public Offering. Jaws had borrowed $274,059 under the Note, which was fully repaid upon the closing of the Initial Public Offering on May 18, 2020.

In addition, in order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a business combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Notwithstanding the foregoing, the Business Combination Agreement does not permit Working Capital Loans to convert into warrants. Except as set forth above, to date, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

Administrative Service Fee

We agreed, commencing on the effective date of the Initial Public Offering through the earlier of our consummation of a business combination or our liquidation, to pay an affiliate of the sponsor a monthly fee of $10,000 for office space, and secretarial and administrative services. For the year ended December 31, 2020, we incurred and paid $80,000 in fees for these services.

Registration Rights

Pursuant to a registration and shareholder rights agreement entered into on May 18, 2020, the holders of the Class B ordinary shares, private placement warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Business Combination. However, the registration and shareholder rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. We will bear the expenses incurred in connection with the filing of any such registration statements.

Deferred Underwriting Fees

The underwriters were paid a cash underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering, or $12,900,000, net of the $900,000 reimbursed by the underwriters to us for expenses incurred in connection with the Initial Public Offering. The underwriters are entitled to a deferred fee of $0.35 per unit, or $24,150,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

Controls and Procedures

We are not currently required to maintain an effective system of internal controls as defined by Section 404 of the Sarbanes-Oxley Act. We will be required to comply with the internal control requirements of the Sarbanes-

Oxley Act for the fiscal year ending December 31, 2021. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company would we be required to comply with the independent registered public accounting firm attestation requirement on internal control over financial reporting. Further, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

We intend to assess the internal controls of our target business or businesses prior to the completion of the Business Combination and, if necessary, to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. Many small and mid-sized target businesses we may consider for our initial business combination may have internal controls that need improvement in areas such as:

•	staffing for financial, accounting and external reporting areas, including segregation of duties;

•	reconciliation of accounts;

•	proper recording of expenses and liabilities in the period to which they relate;

•	evidence of internal review and approval of accounting transactions;

•	documentation of processes, assumptions and conclusions underlying significant estimates; and

•	documentation of accounting policies and procedures.

Because it will take time, management involvement and perhaps outside resources to determine what internal control improvements are necessary for us to meet regulatory requirements and market expectations for our operation of a target business, we may incur significant expenses in meeting our public reporting responsibilities, particularly in the areas of designing, enhancing, or remediating internal and disclosure controls. Doing so effectively may also take longer than we expect, thus increasing our exposure to financial fraud or erroneous financing reporting.

Once our management’s report on internal controls is complete, we will retain our independent auditors to audit and render an opinion on such report when required by Section 404 of the Sarbanes-Oxley Act. The independent auditors may identify additional issues concerning a target business’s internal controls while performing their audit of internal control over financial reporting.

Off-balance Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The net proceeds of the Initial Public Offering and the sale of the private placement warrants held in the trust account have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplemental Data

Reference is made to Pages F-2 through F-20 comprising a portion of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9a.	Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Annual Report on Form 10-K, our directors and officers are as follows:

Name	Age	Position
Barry S. Sternlicht	60	Chairman
Joseph L. Dowling	56	Chief Executive Officer
Michael Racich	49	Chief Financial Officer
Douglas I. Ostrover	58	Director
Michael Baldock	57	Director
Benjamin Werpin	42	Director

Barry S. Sternlicht serves as the Chairman of Jaws Acquisition Corp. and is a well-known entrepreneur and operator with an extensive deal-making history. He founded Starwood Capital in 1991, serving as Chairman and Chief Executive Officer. Starwood Capital is a private alternative investment firm focused on global real estate, hotel management, oil and gas and energy infrastructure with over $60 billion of assets under management as of November 30, 2020. Through the Starwood Capital platform, Mr. Sternlicht has created several multi-billion public market companies, ranging from traditional real estate to branded hospitality.

Throughout Mr. Sternlicht’s career, he has focused on capitalizing on emerging consumer trends; either directly via core operating assets or indirectly through Starwood Capital’s real estate portfolio. He has also executed several marquee public market transactions to enhance the scale of his core platform – including the creation and expansion of Starwood Property Trust (NYSE: STWD), the creation and growth of Starwood Hotels & Resorts Worldwide (formerly NYSE: HOT), the spin-off and growth of Invitation Homes (NYSE: INVH) and the formation of Equity Residential (NYSE: EQR). Similarly, he has been involved in numerous private market consumer businesses as an early investor.

Mr. Sternlicht currently serves as the Chairman and Chief Executive Officer of STWD, a leading, diversified real estate finance company with over $17 billion in enterprise capitalization; and was the first mortgage REIT launched post-the GFC. Since inception in 2009, Mr. Sternlicht guided STWD through a steady evolution with over $61 billion in deployed capital, evolving from a pure-play commercial lender to a diversified commercial REIT with residential lending, commercial mortgage servicing, property ownership and energy infrastructure lending. In addition, Mr. Sternlicht is the Chairman of the Board of Starwood Real Estate Income Trust, Inc., a non-listed, public-reporting real estate investment trust that invests primarily in stabilized, income-oriented commercial real estate and debt secured by commercial real estate.

Mr. Sternlicht also has deep operating expertise, serving as the Chairman, from January 1995 through May 2005, and as the Chief Executive Officer, from January 1995 through September 2004, of HOT; a period in which the share price appreciated at a compound annual growth rate of 16%. Over his tenure as Chief Executive Officer, he grew the total equity market capitalization of HOT from less than $8 million to approximately $10 billion. As Chief Executive Officer, Mr. Sternlicht executed several key acquisitions, including Westin Hotels and ITT Corp., and created the W Hotel concept and St. Regis brand.

Outside of his public market experience, Mr. Sternlicht has made a variety of investments in the consumer sector. Most notably, he has created a number of independent hotel brands, including Baccarat Hotels, 1 Hotels and Treehouse Hotels, which are operated by SH Hotels & Resorts, a hotel brand management company and an affiliate of Starwood Capital. In addition to these investments, Mr. Sternlicht has invested in various consumer facing companies, including ThirdLove, a women’s clothing brand, Lyft, a ride share application, 2ndMD, which offers medical second opinions with virtual online consultations, Bonobos, an e-commerce-driven apparel company, Palantir, which specializes in big data analytics, Parachute Home, a premium home essentials brand, Little Spoon, a direct-to-consumer organic baby food, Away, a modern travel brand, and Wish, a mobile e-commerce platform. ThirdLove, Parachute Home, Little Spoon, and Away are women-led companies.

Mr. Sternlicht’s other public market experience includes:

•

Serving as Chairman Nominee of Jaws Mustang Acquisition Corporation (NYSE: JWSM), a special purpose acquisition company which filed a registration statement for its initial public offering in January 2021;

•	Serving as Chairman of Jaws Spitfire Acquisition Corporation (NYSE: SPFR), a special purpose acquisition company which successfully conducted its initial public offering in December 2020;

•

Serving as a Director of INVH, the largest publicly-traded investor, owner and operator of single-family homes in the U.S. INVH was formed via the spin-off of Starwood Waypoint Residential Trust from STWD in 2014; and the subsequent mergers with Colony American Homes and Invitation Homes;

•	Serving as a Director of The Estée Lauder Companies, a multinational manufacturer and marketer of prestige skincare, makeup, fragrance and hair care products, since 2004;

•	Serving as a Director of A.S. Roma, the professional Italian football club based in Rome, from 2014 to 2020;

•	Serving as the Chairman of the Board of Baccarat, S.A., a French manufacturer of fine crystal glassware located in Baccarat, France, from 2005 to 2018;

•

Serving as Chairman of TRI Pointe Group (NYSE: TPH), a leading builder of new homes spun out from a Starwood private fund, from the IPO until 2017, including through its $2.8 billion merger with Weyerhaeuser Company in 2014;

•	Serving as a Director for Restoration Hardware (NYSE: RH), a luxury brand in home furnishings, from IPO in 2012 through 2014;

•

Serving as Founder and Chairman of iStar (NYSE: STAR; formerly Starwood Financial), the manager and largest owner of Safehold (NYSE: SAFE), which specializes in ground leases. Mr. Sternlicht served as Chairman until 2001; subsequently serving as a Director until 2003; and

•	Serving as a Director of Equity Residential (NYSE: EQR) from 1993 through 1998 after contributing a portfolio of apartment buildings in return for a 20% stake.

Joseph L. Dowling is the Chief Executive Officer of Jaws Acquisition Corp. Mr. Dowling also currently serves as the Global Co-Head of Blackstone Alternative Asset Management (BAAM), a unit of Blackstone Group Inc. He is primarily responsible for overseeing BAAM’s investment activities going forward. BAAM invests in primarily liquid and semi-liquid investment strategies for institutional and retail investors seeking attractive risk-adjusted returns. BAAM manages $78 billion of assets under management and is the global market leader in allocating to hedge funds. Prior to joining BAAM in January 2021, Mr. Dowling served as the Chief Executive Officer of Brown University’s endowment from 2018 to 2021 after serving as Chief Investment Officer from 2013 to 2018. In this role, he was responsible for the University’s endowment. Mr. Dowling also served as the interim Chief Financial Officer of Brown University, overseeing the University’s $1.2 billion budget from June 2019 until January 2020 in addition to holding his endowment position. Pending approval by Brown’s governing body, Mr. Dowling will serve on a volunteer basis as a member of the Brown University’s Investment Committee going forward.

At the endowment, Mr. Dowling oversaw asset allocation, manager selection and direct investments. Brown University’s endowment is allocated across a wide variety of asset classes spanning public and private equity to other alternative asset classes, including traditional absolute return strategies and real assets. The Brown endowment had outstanding results under Mr. Dowling’s stewardship. Pursuant to data compiled by Cambridge Associates, as of October 21, 2019, the Brown endowment delivered performance in the top quartile of college and university endowments and number one in the Ivy League during Mr. Dowling’s tenure. In addition, the endowment’s trailing 5-year risk-adjusted return (as measured by the Sharpe ratio) ranked in the top 5% of the data compiled by Cambridge Associates. Mr. Sternlicht also served on the university’s investment committee from 2013 to 2019.

Prior to joining Brown University’s endowment, Mr. Dowling was the Founder and Chief Executive Officer of Narragansett Asset Management LLC. From its formation in 1998 through 2006, Narragansett managed funds for institutions, pension funds and endowments. From 2006 to 2013, Narragansett managed Mr. Dowling’s personal capital. Mr. Dowling is an Advisory Board Member of Jaws Estates Capital, the family office of Barry S. Sternlicht and an affiliate of our Sponsor, and the Harbor Funds, a Director of Third Point Reinsurance Ltd and Director of Integrated Electrical Services, Inc. Other prior work experience includes the First Boston Corporation, Tudor Investments and Oracle Partners, L.P.

Michael Racich is the Chief Financial Officer of Jaws Acquisition Corp. Since 2010, Mr. Racich has also served as the Chief Financial officer of Jaws Estates Capital LLC, the family office of Barry S. Sternlicht, our Chairman. Previously, Mr. Racich was a director at Frydland Stevens LLC from 2007 to 2014 and also worked for Jaws Estates Capital LLC from 2005 to 2007. While at Frydland Stevens LLC, Mr. Racich advised Jaws Estates Capital LLC on tax related issues and was responsible for preparing Jaws Estates Capital LLC’s tax filings. Mr. Racich graduated from Villanova University in 1994 with a Bachelor of Science in Accountancy.

Douglas I. Ostrover has agreed to serve on the board of directors of Jaws Acquisition Corp. He is the Co-Founder of Owl Rock Capital Partners LP (“Owl Rock Capital Partners”) and also serves as Chief Executive Officer and Co-Chief Investment Officer of Owl Rock Capital Advisors LLC (the “Adviser”), Owl Rock Technology Advisors LLC (“ORTA”) and Owl Rock Capital Private Fund Advisors LLC (“OPRFA,” and together with the Adviser, ORTA and Owl Rock Capital Partners, “Owl Rock”), and is a member of the Investment Committee of each of Owl Rock Capital Corporation, Owl Rock Capital Corporation II and Owl Rock Technology Finance Corp. In addition, Mr. Ostrover has served on the boards of Owl Rock Capital Corporation and Owl Rock Capital Corporation II since 2016, on the board of Owl Rock Technology Finance Corp. since 2018 and on the board of Owl Rock Capital Corporation III since 2020. Prior to co-founding Owl Rock, Mr. Ostrover was one of the founders of GSO Capital Partners (“GSO”), Blackstone’s alternative credit platform, and a Senior Managing Director at Blackstone until 2015. Prior to co-founding GSO in 2005, Mr. Ostrover was a Managing Director and Chairman of the Leveraged Finance Group of Credit Suisse First Boston (“CSFB”). Prior to his role as Chairman, Mr. Ostrover was Global Co-Head of CSFB’s Leveraged Finance Group, during which time he was responsible for all of CSFB’s origination, distribution and trading activities relating to high yield securities, leveraged loans, high yield credit derivatives and distressed securities. Mr. Ostrover was a member of CSFB’s Management Council and the Fixed Income Operating Committee. Mr. Ostrover joined CSFB in November 2000 when CSFB acquired Donaldson, Lufkin & Jenrette (“DLJ”), where he was a Managing Director in charge of High Yield and Distressed Sales, Trading and Research. Mr. Ostrover had been a member of DLJ’s high yield team since he joined the firm in 1992. Mr. Ostrover is actively involved in non-profit organizations including serving on the board of directors of the Michael J. Fox Foundation. Mr. Ostrover is also a board member of the Brunswick School. Mr. Ostrover received a B.A. in Economics from the University of Pennsylvania and an M.B.A. from New York University Stern School of Business.

Michael Baldock has agreed to serve as a director of Jaws Acquisition Corp. Since February 2020, he has also served as the Chief Financial Officer and a director of Abcam plc, a life science tools company. From November 2008 to February 2020, Mr. Baldock was a founding partner at Ondra Partners, an independent financial advisory firm. Prior to that, from 2004 to 2007, he was a Managing Director, Global Head of Healthcare and Head of Investment Banking, Americas for HSBC, a global universal bank. From 2000 to 2004, he was a Partner of Lazard Freres & Co LLC, a financial advisory and asset management firm. Mr. Baldock received an A.B. in Social Studies from Harvard College.

Benjamin Weprin has agreed to serve as a director of Jaws Acquisition Corp. In October 2008, he founded AJ Capital Partners, a private real estate company based in Chicago, Illinois, and has served as the Chief Executive Officer since. AJ Capital Partners acquires, develops and operates hospitality assets and businesses with a focus on luxury lodging investments. Mr. Weprin also founded Adventurous Journeys LP in 2008 and has served as its Chief Executive Officer since. He is also the founder of Graduate Hotels and has served as its Chief Executive Officer since its creation in 2014. Mr. Weprin received an M.B.A. from Northwestern University Kellogg School of Management and a B.A. in Business Administration from University of Tennessee-Knoxville.

Number and Terms of Office of Officers and Directors

The Jaws Board is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting) serving a three-year term. In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on the NYSE. The term of office of the first class of directors, consisting of Ben Weprin, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Michael Baldock and Douglas I. Ostrover, will expire at our second annual meeting of shareholders. The term of office of the third class of directors, consisting of Barry S. Sternlicht, will expire at our third annual meeting of shareholders.

The Sponsor, upon and following consummation of an initial Business Combination, will be entitled to nominate three individuals for election to the Jaws Board, as long as the Sponsor holds any securities covered by the registration and shareholder rights agreement.

Our officers are appointed by the Jaws Board and serve at the discretion of the Jaws Board, rather than for specific terms of office. The Jaws Board is authorized to appoint persons to the offices set forth in our Amended and Restated Memorandum and Articles of Association as it deems appropriate. Our Amended and Restated Memorandum and Articles of Association provide that our officers may consist of one or more chairmen of the board, chief executive officers, a president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the Jaws Board.

Director Independence

The NYSE listing standards require that a majority of the Jaws Board be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). The Jaws Board has determined that Douglas I. Ostrover, Michael Baldock and Benjamin Weprin are “independent directors” as defined in the NYSE listing standards and applicable SEC rules.

Committees of the Board of Directors

The Jaws Board has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee.

Audit Committee

The Jaws Board has an audit committee. Douglas I. Ostrover, Michel Baldock and Benjamin Weprin serve as members of the audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent, subject to certain exceptions. Each of Douglas I. Ostrover, Michel Baldock and Benjamin Weprin is independent under the NYSE listing standards and applicable SEC rules.

Michael Baldock serves as the Chairman of the audit committee. Each member of the audit committee meets the financial literacy requirements of the NYSE, and the Jaws Board has determined that Douglas I. Ostrover, Michel

Baldock and Benjamin Weprin each qualifies as an “audit committee financial expert” as defined in applicable SEC rules. The primary purposes of our audit committee are to assist the Jaws Board’s oversight of:

•	the integrity of our financial statements;

•	our compliance with legal and regulatory requirements;

•	the qualifications, engagement, compensation, independence and performance of our independent registered public accounting firm;

•	our process relating to risk management and the conduct and systems of internal control over financial reporting and disclosure controls and procedures; and

•	the performance of our internal audit function.

The audit committee is responsible for:

•	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

•	monitoring the independence of the independent registered public accounting firm;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the independent registered public accounting firm;

•

determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•	monitoring compliance on a quarterly basis and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance; and

•

reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

The audit committee is governed by a charter that complies with the rules of the NYSE.

Compensation Committee

The Jaws Board has established a compensation committee. The members of our compensation committee are Douglas I. Ostrover, Michael Baldock and Benjamin Weprin, with Benjamin Weprin serving as chairman of the compensation committee. Under the NYSE listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that each of Douglas I. Ostrover, Michael Baldock and Benjamin Weprin are independent.

The primary purposes of our compensation committee are to assist the Jaws Board in overseeing our management compensation policies and practices, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other Section 16 executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The compensation committee is governed by a charter that complies with the rules of the NYSE. This charter provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

The Jaws Board has established a nominating and corporate governance committee. The members of our nominating and corporate governance are Douglas I. Ostrover, Michael Baldock and Benjamin Weprin, with Douglas I. Ostrover serving as chairman of the nominating and corporate governance committee. Our board of directors has determined that each of Douglas I. Ostrover, Michael Baldock and Benjamin Weprin are independent.

The primary purposes of our nominating and corporate governance committee will be to assist the Jaws Board in:

•

identifying, screening and reviewing individuals qualified to serve as directors and recommending to the Jaws Board candidates for nomination for election at the annual meeting or to fill vacancies on the Jaws Board;

•	developing, recommending to the Jaws Board and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of the Jaws Board, its committees, individual directors and management in the governance of the company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The nominating and corporate governance committee is governed by a charter that complies with the rules of the NYSE.

Guidelines for Selecting Director Nominees

The Jaws Board will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting (or, if applicable, a special meeting). Our shareholders that wish to nominate a director for election to the Jaws Board should follow the procedures set forth in our Amended and Restated Memorandum and Articles of Association.

We have not formally established any specific minimum qualifications that must be met or skills that are necessary for directors to possess. In general, persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•

should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on the Jaws Board.

Code of Ethics

Jaws has adopted a Code of Ethics applicable to our directors, officers and employees.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

•	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

•	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

•	directors should not improperly fetter the exercise of future discretion;

•	duty to exercise powers fairly as between different sections of shareholders;

•	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

•	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at shareholder meetings.

Certain of our Founders, officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities. As a result, if any of our Founders, officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that we renounce our interest in any business combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Barry S. Sternlicht	Starwood Capital Group Holdings, L.P.	Asset Management	Chairman and Chief Executive Officer

	Starwood Real Estate Income Trust, Inc.	Commercial Real Estate Investment	Chairman

	Starwood Property Trust, Inc.	Commercial Real Estate Investment	Chairman and Chief Executive Officer

	Invitation Homes Inc.	Residential Leasing	Director

	The Estée Lauder Companies	Cosmetics	Director

	SH Group	Hotel Management	Chairman and Chief Executive Officer

	Jaws Estates Capital LLC	Asset Management	Chief Executive Officer

	A.S. Roma	Football Club	Director

	Amaala Company	Luxury Real Estate Development	Member of the Advisory Board

Joseph L. Dowling	Brown University Endowment	Asset Management	Chief Executive Officer

	Integrated Electrical Services, Inc.	Electrical Contracting	Director

	Harbor Funds	Asset Management	Member of the Advisory Board

	Third Point Reinsurance Ltd.	Reinsurance	Director

Douglas I. Ostrover	Owl Rock Technology Advisors LLC(1)	Asset Management	Co-Founder and Chief Executive Officer

	Owl Rock Capital Private Fund Advisors LLC(1)	Asset Management	Co-Founder and Chief Executive Officer

Michael Baldock	Abcam plc	Biotechnology	Chief Financial Officer and Director

Benjamin Weprin	AJ Capital Partners	Luxury Real Estate Development	Founder and Chief Executive Officer

	AJ Capital Management LLC	Registered Investment Advisor	Founder

	Graduate Hotels	Hospitality Industry	Founder and Chief Executive Officer

	Adventurous Journeys LP	Real Estate Development	Founder and Chief Executive Officer

Michael Racich	Jaws Estates Capital LLC	Asset Management	Chief Financial Officer

(1)

The Owl Rock entities, together with their affiliated managers and general partners, serve as advisers to a number of Business Development Companies (some of which are listed publicly) as well as private funds and accounts.

Potential investors should also be aware of the following other potential conflicts of interest:

•

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Also, Mr. Sternlicht, as Chairman, shall not have day-to-day control of our affairs and shall not be involved in our day-to-day operations.

•

Our sponsor subscribed for founder shares prior to the date of this Report and will purchase private placement warrants in a transaction that will close simultaneously with the closing of the Initial Public Offering.

•

Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Except as described herein, our sponsor and our directors and executive officers have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Except as described herein, the private placement warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and director nominees will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•

Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination. In addition, our Founders, sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, Founders, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our Founders, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Furthermore, in no event will our sponsor or any of our existing officers or directors, or their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, commencing on the date our securities are first listed on the NYSE, we will also reimburse an affiliate of our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

If we seek shareholder approval, we will complete our initial business combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the business combination. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We will enter into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11. Executive Compensation

Executive Officer and Director Compensation

The following disclosure concerns the compensation of our executive officers and directors for the fiscal year ended December 31, 2020 (i.e., pre-business combination).

None of our executive officers or directors has received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on the NYSE through the earlier of consummation of our initial business combination and our liquidation, we have paid and will pay $10,000 per month to an affiliate of our sponsor for office space, secretarial and administrative services provided to us. In addition, our sponsor, executive officers and directors, or any of their respective affiliates have been and will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that are made to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination are made using funds held outside the Trust Account.

Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the Jaws Board for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on the Jaws Board.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may remain directors or negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 26, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of our shares of common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our ordinary shares

•	each of our executive officers and directors that beneficially owns ordinary shares; and

•	all of our executive officers and directors as a group

In the table below, the percentage ownership is based on 86,250,000 ordinary shares issued and outstanding as of December 31, 2020.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. Unless otherwise noted, the business address of each of the following entities or individuals is Jaws Acquisition Corp., 1601 Washington Avenue, Suite 800, Miami Beach, FL 33139.

	Class B Ordinary Shares			Class A Ordinary Shares
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class		Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control(2)
Jaws Sponsor LLC	17,175,000	99.6%		—	—	19.9%
Barry S. Sternlicht(3)	17,175,000	99.6%		—	—	19.9%
Joseph L. Dowling	—			—	—	—
Michael Racich	—			—	—	—
Douglas I. Ostrover	25,000		*	—	—	*
Michael Baldock	25,000		*	—	—	*
Benjamin Weprin	25,000		*	—	—	*
All officers, directors and director nominees as a group (six individuals)	17,250,000	100%		—	—	20.0%
ArrowMark Colorado Holdings LLC(4)	—	—		10,555,378	15.3%	12.2%
Diameter Capital Partners LP(5)	—	—		3,620,167	5.2%	4.2%
Suvretta Capital Management LLC(6)	—	—		4,000,000	7.0%	5.6%
FMR LLC(7)	—	—		8,625,940	12.5%	10.0%
Citadel Advisors LLC(8)	—	—		5,199,745	7.5%	6.0%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 1601 Washington Avenue, Suite 800, Miami Beach, Florida 33139.
(2)

Assuming the automatic conversion of the Class B ordinary shares into the shares of Class A common stock on the effective date of the Domestication and prior to the consummation of the Business Combination.

(3)

The Sponsor is the record holder of the securities reported herein. Barry S. Sternlicht controls the Sponsor, and as such has voting and investment discretion with respect to the securities held by the Sponsor and may be deemed to have beneficial ownership of the securities held directly by the Sponsor.

(4)

Represents the Class A ordinary shares beneficially owned by ArrowMark Colorado Holdings LLC (“ArrowMark”) according to the Schedule 13G/A filed by ArrowMark with the SEC on February 16, 2021, indicating that ArrowMark has the sole voting and dispositive power with respect to 10,555,378 Class A ordinary shares. The business address of ArrowMark Colorado Holdings LLC is 100 Fillmore Street, Suite 325, Denver, Colorado 80206.

(5)

Represents the Class A ordinary shares beneficially held by Diameter Capital Partners LP, a Delaware limited partnership (“Diameter”) based solely on the Schedule 13G filed by Diameter with the SEC on February 16, 2021 (the “Diameter 13G”). According to the Diameter 13G, Diameter has the sole voting and dispositive power with respect to 3,620,167 Class A ordinary shares. Diameter Capital GP LLC, a Delaware limited liability company, is the general partner of Diameter (“Diameter Capital”) and therefore has beneficial ownership of Class A ordinary shares directly owned by Diameter. Scott K. Goodwin is a managing member of Diameter Capital and therefore Mr. Goodwin has beneficial ownership of Class A ordinary shares directly owned by Diameter. Jonathan Lewinsohn is a managing member of Diameter Capital and therefore Mr. Lewinsohn has beneficial ownership Class A ordinary shares directly owned by Diameter. The business address of each of Diameter Capital Partners LP, Scott K. Goodwin, and Jonathan Lewinsohn is 24 West 40th Street, 5th Floor, New York, NY 10018.

(6)

Represents the Class A ordinary shares held by Suvretta Capital Management LLC (“Suvretta”) based solely on the Schedule 13G/A filed by Suvretta with the SEC on February 16, 2021 (the “Suvretta 13G”). The Suvretta 13G indicates that (i) Suvretta and Aaron Cowen, a United States citizen, beneficially own and have shared voting and dispositive power with respect to 4,000,000 Class A ordinary shares and sole voting and dispositive power with respect to no Class A ordinary shares and (ii) Suvretta Master Fund, Ltd., a Cayman Island corporation, beneficially owns and has shared voting and dispositive power with respect to 3,953,310 Class A ordinary shares and sole voting and dispositive power with respect to no Class A ordinary shares. The Business address of Suvretta and Aaron Cowen is 540 Madison Avenue, 7th Floor, New York, New York 10022 and the business address of Suvretta Master Fund, Ltd., is c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, Grand Cayman KY1-1104, Cayman Islands.
(7)

Represents the Class A ordinary shares held by Fidelity Management & Research Company LLC (“FMR”) based solely on the Schedule 13G/A filed by FMR with the SEC on February 9, 2021 (the “FMR 13G”). The FMR 13G indicates that FMR is the beneficial owner of 8,624,940 shares of Class A ordinary Shares with the sole power to vote or to direct the vote of 1,333,893 shares of Class A ordinary shares and with the sole power to dispose or to direct the disposition of 8,624,940 shares of Class A ordinary shares. Abigail P. Johnson is the Director, Chairman and Chief Executive Officer of FMR and therefore may be a beneficial owner of the shares of Class A ordinary shares directly owned by FMR. Ms. Johnson and other members of the Johnson family are the predominant owners, directly or through trusts, of the voting power of FMR. Accordingly, members of the Johnson family, including Ms. Johnson, may be deemed to form a controlling group. The business address of FMR and Abigail P. Johnson is 245 Summer Street, Boston, Massachusetts 02210.

(8)

Represents the Class A ordinary shares held by Citadel Advisors LLC (“Citadel Advisors”) based solely on the Schedule 13G filed by Citadel Advisors with the SEC on February 1, 2021 (the “Citadel 13G”). The Citadel 13G indicates that Citadel Advisors is the beneficial owner of 5,167,446 shares of Class A ordinary shares. Citadel Advisors Holdings LP, a Delaware partnership (“CAH”), is the sole member of Citadel Advisors and therefore has beneficial ownership of the shares of Class A ordinary shares directly owned by Citadel Advisors. Citadel GP LLC, a Delaware limited liability company (“CGP”), is the general partner of CAH and therefore has beneficial ownership of the shares of Class A ordinary shares directly owned by Citadel Advisors. Citadel Securities LLC, a Delaware limited liability company (“Citadel Securities”) is the beneficial owner of 32,299 shares of Class A ordinary shares. CALC IV LP, a Delaware partnership (“CALC4”), is the non-member manager of Citadel Securities and therefore has beneficial ownership of the shares of Class A ordinary shares directly owned by Citadel Securities. Citadel Securities GP LLC, a Delaware limited liability company (“CSGP”), is the general partner of CALC4 and therefore has beneficial ownership of the shares of Class A ordinary shares directly owned by Citadel Securities. Mr. Kenneth Griffin is the President and Chief Executive Officer of CGP and owns a controlling interest in CGP and CSGP, and therefore may be a beneficial ownership of 5,199,745 shares of Class A ordinary shares. The business address of Citadel Advisors, CAH, CGP, Citadel Securities, CALC4, CSGP and Mr. Griffin is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

Our sponsor, officers and directors are deemed to be our “promoter” as such term is defined under the federal securities laws.

Changes in Control

There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Class B Ordinary Shares

On December 27, 2019, we issued one of our Class B ordinary shares to the sponsor for no consideration. On January 17, 2020, the sponsor paid $25,000 to cover certain of our offering costs in consideration of 11,500,000 Class B ordinary shares, par value $0.0001. On April 24, 2020, May 8, 2020 and May 13, 2020, we effected share capitalizations resulting in the sponsor holding an aggregate of 17,250,000 Class B ordinary shares. In May 2020, the sponsor transferred 25,000 Class B ordinary shares to each of the independent directors on our board of directors. Of the 17,250,000 shares outstanding as of December 31, 2020, the sponsor owned an aggregate of 17,175,000 Class B ordinary shares and the independent directors owned an aggregate of 75,000 Class B ordinary shares.

The Class B ordinary shares will automatically convert into Class A ordinary shares upon the consummation of a business combination, or earlier at the option of the holder, on a one-for-one basis. However, if additional Class A ordinary shares or any other equity-linked securities are issued or deemed issued in connection with the initial business combination, the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued or deemed issued, or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by Jaws in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to the sponsor upon conversion of working capital loans, provided that such conversion of Class B ordinary shares will never occur on a less than one-for-one basis.

The holders of the Class B ordinary shares agreed not to transfer, assign or sell any of their Class B ordinary shares until the earlier to occur of: (i) one year after the completion of the initial business combination or (ii) the date on which Jaws completes a liquidation, merger, share exchange or other similar transaction after the initial business combination that results in all of Jaws’ shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property (except to certain permitted transferees). Any permitted transferees will be subject to the same restrictions and other agreements of the initial shareholders with respect to any Class B ordinary shares. Notwithstanding the foregoing, if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial business combination, the Class B ordinary shares will be released from the lock-up restrictions.

Private Placement

Simultaneously with the closing of the IPO, Jaws consummated the private placement of 10,533,333 private placement warrants at a price of $1.50 per warrant to the sponsor, generating gross proceeds of $15.8 million. Each private placement warrants is exercisable for one Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the private placement warrants were added to the proceeds from the IPO to be held in the trust account. If we do not complete a business combination within 24 months from the closing of the IPO, the private placement warrants will expire worthless. The private placement warrants are non-redeemable and exercisable on a cashless basis so long as they are held by the sponsor or its permitted transferees.

Related Parties Loans

The sponsor had agreed to loan us up to $300,000 (the “Note”) to be used for the payment of costs related to the IPO. The Note was non-interest bearing, unsecured and was due on the earlier of December 31, 2020 or the closing of the IPO. Jaws had borrowed $274,059 under the Note, which was fully repaid upon the closing of the IPO on May 18, 2020.

In addition, in order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a business combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Notwithstanding the foregoing, the Business Combination Agreement does not permit Working Capital Loans to convert into warrants. Except as set forth above, to date, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

Administrative Service Fee

We agreed, commencing on the effective date of the IPO through the earlier of our consummation of a business combination or our liquidation, to pay an affiliate of the sponsor a monthly fee of $10,000 for office space, and secretarial and administrative services. For the year ended December 31, 2020, we incurred and paid $80,000 in fees for these services.

Registration Rights

Pursuant to a registration and shareholder rights agreement entered into on May 18, 2020, the holders of the Class B ordinary shares, private placement warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Business Combination. However, the registration and shareholder rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. We will bear the expenses incurred in connection with the filing of any such registration statements.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors adopted a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee is provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

Director Independence

The NYSE listing standards require that a majority of the Jaws Board be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). The Jaws Board has determined that Douglas I. Ostrover, Michael Baldock and Benjamin Weprin are “independent directors” as defined in the NYSE listing standards and applicable SEC rules.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to WithumSmith+Brown, PC, for services rendered.

Audit Fees.    Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2020 and of services rendered in connection with our Initial Public Offering, totaled $136,475. We did not incur any audit fees for the year ended December 31, 2019.

Audit-Related Fees.    Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the years ended December 31, 2020 and 2019, we did not pay WithumSmith+Brown, PC any audit-related fees.

All Other Fees.    All other fees consist of fees billed for all other services. During the years ended December 31, 2020 and 2019, we did not pay WithumSmith+Brown, PC any other fees.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements

(2)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

1.1	Underwriting Agreement between the Company and Credit Suisse Securities (USA) LLC(1)

3.1	Amended and Restated Certificate of Incorporation(1)

4.1	Specimen Unit Certificate(2)

4.2	Specimen Warrant Certificate(2)

4.3	Specimen Class A Ordinary Share Certificate(2)

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company(1)

10.1	Private Placement Warrants Purchase Agreement between the Company and the Sponsor (1)

10.2	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company(1)

10.3	Registration and Shareholder Rights Agreement among the Company, the Sponsor, and certain other equityholders named therein(1)

10.4	Letter Agreement among the Company, the Sponsor, and the Company’s officers and directors(1)

10.5	Administrative Services Agreement between the Company and the Sponsor(1)

10.6	Form of Indemnity Agreement(2)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on May 19, 2020.

(2)	Incorporated by reference to the registrants’ Form S-1, filed with the SEC on May 6, 2020.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 26, 2021

JAWS ACQUISITION CORP.

/s/ Joseph L. Dowling
Name:	Joseph L. Dowling
Title:	Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Barry S. Sternlicht Barry S. Sternlicht	Chairman	March 26, 2021

/s/ Joseph L. Dowling Joseph L. Dowling	Chief Executive Officer (Principal Financial Officer)	March 26, 2021

/s/ Michael Racich Michael Racich	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2021

/s/ Douglas I. Ostrover Douglas I. Ostrover	Director	March 26, 2021

/s/ Michael Baldock Michael Baldock	Director	March 26, 2021

/s/ Benjamin Weprin Benjamin Weprin	Director	March 26, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Jaws Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Jaws Acquisition Corp. (the “Company”) as of December 31, 2020 and 2019 and the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the year ended December 31, 2020 and for the period from December 27, 2019 (inception) through December 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and for the period from December 27, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 11, 2021

JAWS ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2020	2019
ASSETS
Current assets
Cash	$1,037,124	$—
Prepaid expenses	187,493	—

Total Current Assets	1,224,617	—
Deferred offering costs	—	45,568
Cash and marketable securities held in Trust Account	690,306,930	—

TOTAL ASSETS	$691,531,547	$45,568

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accrued expenses	$2,180,406	$5,288
Accrued offering costs	—	45,568

Total Current Liabilities	2,180,406	50,856
Deferred underwriting fee payable	24,150,000	—

Total Liabilities	26,330,406	50,856

Commitments (Note 5)

Class A ordinary shares subject to possible redemption, 66,020,114 and no shares at $10.00 per share as of December 31, 2020 and 2019, respectively	660,201,140	—
Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 2,979,886 and no shares issued and outstanding (excluding 66,020,114 and no shares subject to possible redemption) as of December 31, 2020 and 2019, respectively	298	—
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 17,250,000 and 1 share(s) issued and outstanding as of December 31, 2020 and 2019, respectively	1,725	—
Additional paid-in capital	7,873,243	—
Accumulated deficit	(2,875,265)	(5,288)

Total Shareholders’ Equity (Deficit)	5,000,001	(5,288)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$691,531,547	$45,568

The accompanying notes are an integral part of these financial statements.

JAWS ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2020	For the Period from December 27, 2019 (Inception) Through December 31, 2019
Operating costs	$3,176,907	$5,288

Loss from operations	(3,176,907)	(5,288)
Other income:
Interest earned on investments held in Trust Account	306,930	—

Net loss	$(2,869,977)	$(5,288)

Weighted average shares outstanding of Class A redeemable ordinary shares	69,000,000	—

Basic and diluted net income per share, Class A	$0.00	$—

Weighted average shares outstanding of Class B non-redeemable ordinary shares	17,250,000	1

Basic and diluted net loss per share, Class B	$(0.18)	$(5,288)

The accompanying notes are an integral part of these financial statements.

JAWS ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — December 27, 2019 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary share	—	—	1	—	—	—	—
Net loss	—	—	—	—	—	(5,288)	(5,288)

Balance — December 31, 2019	—	—	1	—	—	(5,288)	(5,288)
Cancellation of Class B ordinary share	—	—	(1)	—	—	—	—
Issuance of Class B ordinary shares to Sponsor	—	—	17,250,000	1,725	23,275	—	25,000
Sale of 69,000,000 Units, net of underwriting discounts and offering costs	69,000,000	6,900	—	—	652,244,506	—	652,251,406
Sale of 10,533,333 Private Placement Warrants	—	—	—	—	15,800,000	—	15,800,000
Class A ordinary shares subject to possible redemption	(66,020,114)	(6,602)	—	—	(660,194,538)	—	(660,201,140)
Net loss	—	—	—	—	—	(2,869,977)	(2,869,977)

Balance — December 31, 2020	2,979,886	$298	17,250,000	$1,725	$7,873,243	$(2,875,265)	$5,000,001

The accompanying notes are an integral part of these financial statements.

JAWS ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2020	For the Period from December 27, 2019 (Inception) Through December 31, 2019
Cash Flows from Operating Activities:
Net loss	$(2,869,977)	$(5,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation cost paid through promissory note — related party	3,413	—
Interest earned on marketable securities held in Trust Account	(306,930)	—
Changes in operating assets and liabilities:
Prepaid expenses	(160,693)	—
Accrued expenses	2,180,406	5,288

Net cash used in operating activities	(1,153,781)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(690,000,000)	—

Net cash used in investing activities	(690,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	677,100,000	—
Proceeds from sale of Private Placement Warrants	15,800,000	—
Repayment of promissory note — related party	(274,059)	—
Payments of offering costs	(435,036)	—

Net cash provided by financing activities	692,190,905	—

Net Change in Cash	1,037,124	—
Cash — Beginning	—	—

Cash — Ending	$1,037,124	$—

Non-Cash Investing and Financing Activities:
Initial classification of Class A ordinary shares subject to possible redemption	$663,057,700	$—

Change in value of Class A ordinary shares subject to possible redemption	$(2,856,560)	$—

Deferred underwriting fee payable	$24,150,000	$—

Offering costs included in accrued offering costs	$—	$45,568

Payment of offering costs through promissory note — related party	$238,558	$—

Payment of prepaid expenses through promissory note — related party	$26,800	$—

Offering cost paid directly by Sponsor from proceeds of issuance of Class B ordinary shares	$25,000	$—

Payment of accrued expenses through promissory note — related party	$5,288	$—

The accompanying notes are an integral part of these financial statements.

JAWS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

As of December 31, 2020, the Company had not commenced any operations. All activity through December 31, 2020 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, identifying a target company for a Business Combination, and activities in connection with the proposed acquisition of Primary Care (ITC) Holdings, LLC, a Delaware limited liability company (the “Seller”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

JAWS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon and who vote at a shareholder meeting, are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor, executive officers and directors (the “initial shareholders”) have agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination.

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

JAWS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured

JAWS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, there are 66,020,114 Class A ordinary shares subject to possible redemption that are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $37,748,594 were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2020 and 2019, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share”. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement Warrants since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 33,533,333 shares of Class A ordinary shares in the aggregate.

The Company’s statements of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net loss per share, basic and diluted, for Class B non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the period.

JAWS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Year Ended December 31, 2020	For the Period from December 27, 2019 (inception) Through December 31, 2019
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$306,930	$—

Net Earnings	$306,930	—
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	69,000,000	—
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	0.00	—
Non-Redeemable Class B Ordinary Shares
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(2,869,977)	(5,288)
Redeemable Net Earnings	(306,930)	—

Non-Redeemable Net Loss	$(3,176,907)	(5,288)
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Non-Redeemable Class B Ordinary Shares, Basic and Diluted	17,250,000	1
Loss/Basic and Diluted Non-Redeemable Class B Ordinary Shares	$(0.18)	(5,288)

Note: As of December 31, 2020 and 2019, basic and diluted shares are the same as there are no securities that are dilutive to the shareholders.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s balance sheets, primarily due to their short-term nature.

JAWS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Note 4 — Related Party Transactions

Founder Shares

On December 27, 2019, the Company issued one of its Class B ordinary shares, for no consideration. On January 17, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration of 8,625,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On April 24, 2020, May 8, 2020 and May 13, 2020, the Company effected share capitalizations resulting in the initial shareholders holding 17,250,000 Founder Shares. All share and per-share amounts have been retroactively restated to reflect the share capitalizations. The Founder Shares included up to 2,250,000 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of Founder Shares would equal, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 2,250,000 Founder Shares are no longer subject to forfeiture.

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

Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 10,533,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $15,800,000. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants and all underlying securities will expire worthless.

JAWS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Administrative Support Agreement

The Company entered into an agreement, commencing on May 13, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. For the year ended December 31, 2020, the Company incurred and paid $80,000 in fees for these services.

Promissory Note — Related Party

On January 13, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2020 and the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $274,059 was repaid upon the closing of the Initial Public Offering on May 18, 2020.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.

Note 5 — Commitments

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

JAWS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Business Combination Agreement

On November 11, 2020 (the “Effective Date”), the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among the Company, the Seller, Jaws Merger Sub, LLC, a Delaware limited liability company (“JAWS Merger Sub”), and Primary Care (ITC) Intermediate Holdings, LLC, a Delaware limited liability company (“Primary Care”).

The Business Combination Agreement provides for the consummation of the following transactions (collectively, the “Business Combination”): (a) the Company will change its jurisdiction of incorporation by transferring by way of continuation from the Cayman Islands and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”), upon which the Company will change its name to “Cano Health”; (b) Primary Care will amend and restate its limited liability company agreement (the “Company A&R LLCA”) to, among other things, unitize the equity interests of Primary Care to permit the issuance and ownership of interests in Primary Care as contemplated by the Business Combination Agreement; (c) following the effectiveness of the Company A&R LLCA, Merger Sub will merge with and into Primary Care (the “Merger”), with Primary Care as the surviving company in the Merger, and the Company shall be admitted as the managing member of Primary Care; (d) the Seller will receive a combination of cash consideration, certain newly issued equity interests of Primary Care and shares of newly issued Class B common stock, par value $0.0001 per share, of the Company, which will have no economic value, but will entitle the Seller to one vote per issued share and will be issued on a one-for-one basis for each membership unit in Primary Care (each, a “Company Unit”) retained by the Seller following the Business Combination; and (e) the Company will acquire certain newly issued equity interests of Primary Care in exchange for a cash contribution, which proceeds will be used to reduce existing indebtedness and fund Primary Care’s balance sheet for general corporate purposes. The Company A&R LLCA will provide the Seller the right to exchange its retained Company Units, together with the cancellation of an equal number of shares of Class B common stock, for Class A common stock of the Company, subject to certain restrictions set forth therein.

The Business Combination will be consummated subject to the deliverables and provisions as further described in the Business Combination Agreement.

JAWS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Note 6 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020 and 2019, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 2,979,886 Class A ordinary shares issued and outstanding, excluding 66,020,114 Class A ordinary shares subject to possible redemption. At December 31, 2019, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 40,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At December 31, 2020 and 2019, there were 17,250,000 and one Class B ordinary shares issued and outstanding, respectively.

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

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination or earlier at the option of the holders thereof on a one-for-one basis, subject to adjustment as follows. The Class B ordinary shares will automatically convert into Class A ordinary shares on the first business day following the consummation of a Business Combination at a ratio such that the total number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of ordinary shares issued and outstanding upon completion of our Initial Public Offering, plus the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in a Business Combination and any warrants issued in a private placement to the Sponsor or an affiliate of the Sponsor upon conversion of Working Capital Loans.

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

JAWS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

JAWS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

The exercise price and number of ordinary shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuance of ordinary shares at a price below their exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company has not completed a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

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

JAWS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments—Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At December 31, 2020, assets held in the Trust Account were comprised of $12,220 in cash and cash equivalents and $690,294,710, in U.S. Treasury Bills, which are held at amortized cost.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at December 31, 2020 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2020	U.S. Treasury Securities (Matures on 1/5/2021)	1	$690,294,710	$5,290	$690,300,000

JAWS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.