Form 10-K/A
period 2020-12-31
Jaws Acquisition Corp.
filed 2021-04-29
CIK 1800682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2020 (“Form 10-K”) includes the restatement of our previously issued financial statements and related disclosures (the “Restatement”). We are restating our financial statements and related disclosures as of and for the year ended December 31, 2020 and unaudited quarterly financial information as of and for the three and six months ended June 30, 2020 and three and nine months ended September 30, 2020 (the “Restated Periods”).

On April 12, 2021 the Securities and Exchange Commission (the “SEC”) released a public statement highlighting the potential accounting implications of certain terms of warrants issued by Special Purpose Acquisition Companies (“SPACs”). Management of the Company and the Audit Committee of the Board of Directors of the Company, in consultation with the Company’s independent registered public accounting firm, WithumSmith+Brown, PC (“Withum”), concluded that the Company’s previously issued financial statements and related disclosures as of and for the year ended December 31, 2020, and as of and for the three and six months ended June 30, 2020 and three and nine months ended September 30, 2020 should no longer be relied upon.

Upon reviewing the SEC’s public statement and evaluating the terms of its warrant agreements, the Company determined that it had improperly classified its Public Warrants and Private Placement Warrants as shareholders’ equity. In accordance with ASC 815-40 “Derivatives and Hedging–Contracts in Entity’s Own Equity”, the Company has concluded that its Public Warrants and Private Placement Warrants should be classified as a liability at fair value on its balance sheet, with subsequent changes in their respective fair values recognized in the statement of operations at each reporting date. In accordance with ASC 825-10 “Financial Instruments”, the Company has concluded that a portion of the transaction costs which directly related to the Initial Public Offering and Private Placement, which were previously charged to shareholders’ equity, would be allocated to the warrants based on their relative fair value against total proceeds, and recognized as transaction costs in the statement of operations. As disclosed in Note 2 of the “Notes to the Financial Statements”, we are restating the Restated Periods to correct misstatements associated with the Company’s classification of its Public Warrants and Private Placement Warrants on its balance sheet, in accordance with ASC Topic 250, “Accounting Changes and Error Corrections”.

As disclosed in Item 9A, as of December 31, 2020, Management has determined that the Company did not have internal control over financial reporting due to the existence of material weaknesses. Management also concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020 due to the existence of material weaknesses.

The change in accounting for the Warrants and the related transaction costs did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the Financial Statements, in all of the Restated Periods or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing.

The change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 1A, Risk Factors, is hereby amended to add additional risk factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, and Item 8, Financial Statements and Supplementary Data, of the Original Filing are hereby amended and restated in their entirety. This Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

Items Amended in this Form 10-K/A

This Form 10-K/A presents the Original Report, amended and restated with modifications as necessary to reflect the restatement. The following items have been amended to reflect the restatement:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Principal Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 32.1 and 32.2).

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in May 2020. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, transaction costs, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the Restated Periods.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the May 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

In this Annual Report on Form 10-K, we reached a determination to restate certain previously issued financial statements of Jaws to correct the accounting treatment for the Company’s warrants.

In this Annual Report on Form 10-K, we reached a determination to restate certain previously issued financial statements of Jaws and related disclosures for the periods disclosed in order to correct the accounting treatment for the Company’s warrants following the publication of the SEC’s Staff Statement on April 12, 2021. See “Restatement” above for further information. In addition, management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020 and that the Company’s internal control over financial reporting was not effective as of December 31, 2020 solely as a result of a material weakness in controls related to the accounting for the Company’s warrants. See Item 9a: “Controls and Procedures”. As a result, we have incurred unanticipated costs for accounting and legal fees in connection with or related to the restatement, and may become subject to additional risks and uncertainties related to the restatement, such as a negative impact on investor confidence in the accuracy of our financial disclosures (or in SPACs or former SPAC companies in general), and may raise reputational risks for our business.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception to December 31, 2020 were organizational activities, necessary to prepare for the Initial Public Offering, described below, and after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the year ended December 31, 2020, we had a net loss of $28,879,692, which consisted of operating expenses of $3,176,907, transaction costs of $2,536,382, and a change of fair value of warrant liability of $23,473,333, offset by interest earned on investments held in the Trust Account of $306,930.

For the period from December 27, 2019 (inception) through December 31, 2019, we had a net loss of $5,288, which consisted of formation and operating expenses.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. We have also expensed a portion of transaction costs which directly related to the Initial Public Offering and Private Placement and were previously recorded net of proceeds received within shareholders’ equity. A portion of the transaction costs related to the warrants were expensed using a relative fair value approach.

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

For the year ended December 31, 2020, net cash used in operating activities was $1,153,781. Net loss of $28,879,692 was impacted by interest earned on investments of $306,930, formation expenses paid by the Sponsor of $3,413, and transaction costs incurred and attributed to the warrants of $2,536,382. Changes in operating assets and liabilities provided $25,493,046 of cash from operating activities.

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

Net Income (Loss) Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income per ordinary share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net loss per ordinary share, basic and diluted for Class B non-redeemable ordinary shares is calculated by dividing the net income (loss), less income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the periods presented.

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

Reference is made to Pages F-2 through F-23 comprising a portion of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9a.	Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Management’s Report on Internal Control over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented..

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

Restatement of Previously Issued Financial Statements

On April 27, 2021 we revised our prior position on accounting for our Public Warrants and Private Placement Warrants. We restated our financial statements to reclassify the Company’s Public Warrants and Private Placement Warrants, as described in the Explanatory Note of this Amendment. The non-cash adjustments to the financial statements did not impact the previously reported amounts for cash and cash equivalents, total assets, revenue, total shareholders’ equity, or cash flows.

Management’s Report on Internal Controls Over Financial Reporting

Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective, solely as a result of a material weakness in controls related to the accounting for warrants issued in connection with our initial public offering as more fully described in Note 2 of the notes to the financial statements included herein.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K/A had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

The Company has responded to a new public statement on warrants issued by the SEC, changing its accounting policy to classify the Company’s warrant obligations as liabilities. Additionally, the Company has expanded and improved and will continue to expand and improve our review process for complex securities and related accounting standards to remediate this material weakness. We plan to further improve this process by enhancing access to accounting literature, identification of third party professionals with whom to consult regarding complex accounting applications, and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Barry S. Sternlicht	Starwood Capital Group Holdings, L.P.	Asset Management	Chairman and Chief Executive Officer

	Starwood Real Estate Income Trust, Inc.	Commercial Real Estate Investment	Chairman

	Starwood Property Trust, Inc.	Commercial Real Estate Investment	Chairman and Chief Executive Officer

	Invitation Homes Inc.	Residential Leasing	Director

	The Estée Lauder Companies	Cosmetics	Director

	SH Group	Hotel Management	Chairman and Chief Executive Officer

	Jaws Estates Capital LLC	Asset Management	Chief Executive Officer

	A.S. Roma	Football Club	Director

	Amaala Company	Luxury Real Estate Development	Member of the Advisory Board

Joseph L. Dowling	Brown University Endowment	Asset Management	Chief Executive Officer

	Integrated Electrical Services, Inc.	Electrical Contracting	Director

	Harbor Funds	Asset Management	Member of the Advisory Board

	Third Point Reinsurance Ltd.	Reinsurance	Director

Individual	Entity	Entity’s Business	Affiliation

Douglas I. Ostrover	Owl Rock Technology Advisors LLC(1)	Asset Management	Co-Founder and Chief Executive Officer

	Owl Rock Capital Private Fund Advisors LLC(1)	Asset Management	Co-Founder and Chief Executive Officer

Michael Baldock	Abcam plc	Biotechnology	Chief Financial Officer and Director

Benjamin Weprin	AJ Capital Partners	Luxury Real Estate Development	Founder and Chief Executive Officer

	AJ Capital Management LLC	Registered Investment Advisor	Founder

	Graduate Hotels	Hospitality Industry	Founder and Chief Executive Officer

	Adventurous Journeys LP	Real Estate Development	Founder and Chief Executive Officer

Michael Racich	Jaws Estates Capital LLC	Asset Management	Chief Financial Officer

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 26, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

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
(2)

Assuming the automatic conversion of the Class B ordinary shares into the shares of Class A ordinary shares on the effective date of the Domestication and prior to the consummation of the Business Combination.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements

(2)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

1.1	Underwriting Agreement between the Company and Credit Suisse Securities (USA) LLC(1)

3.1	Amended and Restated Certificate of Incorporation(1)

4.1	Specimen Unit Certificate(2)

4.2	Specimen Warrant Certificate(2)

4.3	Specimen Class A Ordinary Share Certificate(2)

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company(1)

4.5	Description of Registrant’s Securities**

10.1	Private Placement Warrants Purchase Agreement between the Company and the Sponsor (1)

10.2	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company(1)

10.3	Registration and Shareholder Rights Agreement among the Company, the Sponsor, and certain other equityholders named therein(1)

10.4	Letter Agreement among the Company, the Sponsor, and the Company’s officers and directors(1)

10.5	Administrative Services Agreement between the Company and the Sponsor(1)

10.6	Form of Indemnity Agreement(2)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).**

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).**

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed

**	Filed herewith

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on May 19, 2020.

(2)	Incorporated by reference to the registrants’ Form S-1, filed with the SEC on May 6, 2020.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

April 28, 2021

JAWS ACQUISITION CORP.

/s/ Joseph L. Dowling
Name:	Joseph L. Dowling
Title:	Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Barry S. Sternlicht Barry S. Sternlicht	Chairman	April 28, 2021

/s/ Joseph L. Dowling Joseph L. Dowling	Chief Executive Officer (Principal Financial Officer)	April 28, 2021

/s/ Michael Racich Michael Racich	Chief Financial Officer (Principal Financial and Accounting Officer)	April 28, 2021

/s/ Douglas I. Ostrover Douglas I. Ostrover	Director	April 28, 2021

/s/ Michael Baldock Michael Baldock	Director	April 28, 2021

/s/ Benjamin Weprin Benjamin Weprin	Director	April 28, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Jaws Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Jaws Acquisition Corp. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2020 and for period from December 27, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and the period from December 27, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

New York, New York

April 28, 2021

JAWS ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2020	2019
ASSETS	As Restated
Current assets
Cash	$1,037,124	$—
Prepaid expenses	187,493	—

Total Current Assets	1,224,617	—
Deferred offering costs	—	45,568
Cash and marketable securities held in Trust Account	690,306,930	—

TOTAL ASSETS	$691,531,547	$45,568

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accrued expenses	$2,180,406	$5,288
Accrued offering costs	—	45,568

Total Current Liabilities	2,180,406	50,856
Warrant liabilities	90,539,999	—
Deferred underwriting fee payable	24,150,000	—

Total Liabilities	116,870,405	50,856

Commitments (Note 6)

Ordinary shares subject to possible redemption, 56,966,114 and no shares at $10.00 per share as of December 31, 2020 and 2019, respectively	569,661,141	—
Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 12,033,886 and no shares issued and outstanding (excluding 56,966,114 and no shares subject to possible redemption) as of December 31, 2020 and 2019, respectively	1,203	—
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 17,250,000 and 1 share(s) issued and outstanding as of December 31, 2020 and 2019, respectively	1,725	—
Additional paid-in capital	33,882,053	—
Accumulated deficit	(28,884,980)	(5,288)

Total Shareholders’ Equity (Deficit)	5,000,001	(5,288)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$691,531,547	$45,568

The accompanying notes are an integral part of these financial statements.

JAWS ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2020	For the Period from December 27, 2019 (Inception) Through December 31, 2019
	As Restated
Operating costs	$3,176,907	$5,288
Transaction costs	2,536,382	—

Loss from operations	(5,713,289)	(5,288)
Other income/(expense):
Change in fair value of warrant liabilities	(23,473,333)	—
Interest earned on investments held in Trust Account	306,930	—

Net loss	$(28,879,692)	$(5,288)

Weighted average shares outstanding of Class A redeemable ordinary shares	69,000,000	—

Basic and diluted net income per share, Class A	$0.00	$—

Weighted average shares outstanding of Class B non-redeemable ordinary shares	17,250,000	1

Basic and diluted net loss per share, Class B	$(1.69)	$(5,288)

The accompanying notes are an integral part of these financial statements.

JAWS ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — December 27, 2019 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary share	—	—	1	—	—	—	—
Net loss	—	—	—	—	—	(5,288)	(5,288)

Balance — December 31, 2019	—	—	1	—	—	(5,288)	(5,288)
Cancellation of Class B ordinary share	—	—	(1)	—	—	—	—
Issuance of Class B ordinary shares to Sponsor	—	—	17,250,000	1,725	23,275	—	25,000
Sale of Class A shares in initial public offering, less fair value of public warrants, net of offering costs (As Restated)	69,000,000	6,900	—	—	608,780,888	—	608,787,788
Excess of fair value of private placement warrants over cash received	—	—	—	—	(5,266,666)	—	(5,266,666)
Class A ordinary shares subject to possible redemption (As Restated)	(56,966,114)	(5,697)	—	—	(569,655,444)	—	(569,661,141)
Net loss (As Restated)	—	—	—	—	—	(28,879,692)	(28,879,692)

Balance — December 31, 2020 (As Restated)	12,033,886	$1,203	17,250,000	$1,725	$33,882,053	$(28,844,980)	$5,000,001

The accompanying notes are an integral part of these financial statements.

JAWS ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2020	For the Period from December 27, 2019 (Inception) Through December 31, 2019
	As Restated
Cash Flows from Operating Activities:
Net loss	$(28,879,692)	$(5,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation cost paid through promissory note — related party	3,413	—
Interest earned on marketable securities held in Trust Account	(306,930)	—
Transaction costs	2,536,382	—
Change in operating assets and liabilities:
Changes in fair value warrant liabilities	23,473,333	—
Prepaid expenses	(160,693)	—
Accrued expenses	2,180,406	5,288

Net cash used in operating activities	(1,153,781)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(690,000,000)	—

Net cash used in investing activities	(690,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	677,100,000	—
Proceeds from sale of Private Placement Warrants	15,800,000	—
Repayment of promissory note — related party	(274,059)	—
Payments of offering costs	(435,036)	—

Net cash provided by financing activities	692,190,905	—

Net Change in Cash	1,037,124	—
Cash — Beginning	—	—

Cash — Ending	$1,037,124	$—

Non-Cash Investing and Financing Activities:
Initial classification of Class A ordinary shares subject to possible redemption	$595,991,034	$—

Change in value of Class A ordinary shares subject to possible redemption	$(26,329,893)	$—

Deferred underwriting fee payable	$24,150,000	$—

Initial classification of warrant liabilities	$67,066,666	$—

Offering costs included in accrued offering costs	$—	$45,568

Payment of offering costs through promissory note — related party	$238,558	$—

Payment of prepaid expenses through promissory note — related party	$26,800	$—

Offering cost paid directly by Sponsor from proceeds of issuance of Class B ordinary shares	$25,000	$—

Payment of accrued expenses through promissory note — related party	$5,288	$—

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

The registration statement for the Company’s Initial Public Offering was declared effective on May 13, 2020. On May 18, 2020, the Company consummated the Initial Public Offering of 69,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 9,000,000 Units, at $10.00 per Unit, generating gross proceeds of $690,000,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 10,533,333 warrants (the “Private Placement Warrants”) at a price of $1.50 per warrant in a private placement to Jaws Sponsor LLC (the “Sponsor”), generating gross proceeds of $15,800,000, which is described in Note 5.

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

JAWS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

The Company will provide the holders of its issued and outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon and who vote at a shareholder meeting, are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor, executive officers and directors (the “initial shareholders”) have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination.

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

JAWS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

The initial shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per-share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Liquidity and Going Concern Consideration

As of December 31, 2020, the Company had $1,037,124 in its operating bank account, and working capital deficit of approximately $955,789. The Company incurred a net loss for the year ended December 31, 2020 of $28,879,692 and cash used in operating activities of $1,153,781.

The Company’s liquidity needs up to December 31, 2020 were satisfied through a contribution of $25,000 from Sponsors to cover certain expenses in exchange for the issuance of the Founder Shares, the loan of $300,000 from the Sponsors pursuant to a Promissory Note (defined below, see Note 5), and the proceeds from

JAWS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Promissory Note as of May 18, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (defined below, see Note 5). As of December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

Management has determined that the Company has access to funds from the Sponsors, and the Sponsors have the financial wherewithal to fund the Company, that are sufficient to fund our working capital needs until the consummation of an initial business combination or for a minimum of one year from the date of issuance of the financial statements. Over this time period, the Company will be using these funds for paying existing accounts payable, performing due diligence on prospective target businesses, paying for travel expenditures, and structuring, negotiating and consummating the Business Combination.

Note 2 — Restatement

On April 12, 2021 the Securities and Exchange Commission (the “SEC”) released a public statement highlighting the potential accounting implications of certain terms of warrants issued by Special Purpose Acquisition Companies (“SPACs”). Management of the Company and the Audit Committee of the Board of Directors of the Company concluded that the Company’s previously issued financial statements and related disclosures as of and for the year ended December 31, 2020, and as of and for the three and six months ended June 30, 2020 and three and nine months ended September 30, 2020 should no longer be relied upon.

Upon reviewing the SEC’s public statement and evaluating the terms of its warrant agreements, the Company determined that it had improperly classified its Public Warrants and Private Placement Warrants as shareholders’ equity. In accordance with ASC 815-40 “Derivatives and Hedging–Contracts in Entity’s Own Equity”, the Company has concluded that its Public Warrants and Private Placement Warrants should be classified as a liability at fair value on its balance sheet, with subsequent changes in their respective fair values recognized in the statement of operations at each reporting date. In accordance with ASC 825-10 “Financial Instruments”, the Company has concluded that a portion of the transaction costs which directly related to the Initial Public Offering and Private Placement, which were previously charged to shareholders’ equity, should be allocated to the warrants based on their relative fair value against total proceeds, and recognized as transaction costs in the statement of operations. Further discussion on the related terms and analysis resulting in this conclusion can be found in Note 3.

We are restating the financial statements and related disclosures as of and for the year ended December 31, 2020 and unaudited quarterly financial information as of and for the three and six months ended June 30, 2020 and three and nine months ended September 30, 2020, and as of the consummation of the Company’s Initial Public Offering on May 18, 2020, to correct misstatements associated with the Company’s classification of its Public Warrants and Private Placement Warrants on its balance sheet, in accordance with ASC Topic 250, “Accounting Changes and Error Corrections”.

Description of Restatement Tables

See below for a reconciliation from the previously reported to the restated amounts for the periods as of and for the year ended December 31, 2020, and as of and for the three and six months ended June 30, 2020 and three and nine months ended September 30, 2020. The previously reported amounts were derived from our Annual Report on Form 10-K as of and for the year ended December 31, 2020 filed on March 29, 2021, and our Quarterly Reports on Form 10-Q as of and for the three and six months ended June 30, 2020 and three and nine months ended September 30, 2020 filed on August 13, 2020 and November 10, 2020, respectively. These amounts are labeled as “As Previously Reported” in the table below. The amounts labeled “Adjustment” represent the effects of this Restatement due to the change in classification of the Public Warrants and Private Placement Warrants from shareholders’ equity to liability on the balance sheet, with subsequent changes in their respective fair values recognized in the statement of operations at each reporting date. Also included in the amounts labeled “Adjustment” is the effect of expensing transaction costs in the statement of operations that were previously charged to shareholders’ equity and have been allocated to the warrants based on their relative fair value against total proceeds.

JAWS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The correction of this misstatement related to the change in fair value of the warrant liabilities and the related expensing of allocated transaction costs resulted in an expense to the company’s statement of operations of $26,009,715 for the year ended December 31, 2020, $2,536,382 for the three and six months ended June 30, 2020, and $6,981,715 for the three and nine months ended September 30, 2020. There was no impact to net cash used in operating, investing, and financing activities for the year ended December 31, 2020, three and six months ended June 30, 2020, and three and nine months ended September 30, 2020 as a result of this Restatement.

The following presents a reconciliation of the balance sheets and statement of operations from the prior periods as previously reported to the restated amounts as of June 30, 2020, September 30, 2020, and December 31, 2020, for the three and six months ended June 30, 2020, three and nine months ended September 30, 2020 and year ended December 31, 2020. The statement of shareholders’ equity for the year ended December 31, 2020 has been restated for the restatement impact to net income (loss) and ordinary shares subject to possible redemption:

	As Previously Reported	Adjustments	As Restated
Balance sheet as of June 30, 2020
Warrant liability	$—	$67,066,666	$67,066,666
Ordinary shares subject to possible redemption	663,043,930	(67,066,666)	595,977,264
Class A ordinary shares	270	671	941
Accumulated deficit	(32,470)	(2,536,382)	(2,568,852)
Additional paid-in capital	5,030,481	2,535,711	7,566,192
Balance sheet as of September 30, 2020
Warrant liability	$—	$71,511,999	$71,511,999
Ordinary shares subject to possible redemption	662,944,994	(71,511,999)	591,432,995
Class A ordinary shares	271	715	986
Accumulated deficit	(131,406)	(6,981,715)	(7,113,121)
Additional paid-in capital	5,129,416	6,981,000	12,110,416
Balance sheet as of December 31, 2020
Warrant liability	$—	$90,539,999	$90,539,999
Ordinary shares subject to possible redemption	660,201,140	(90,539,999)	569,661,141
Class A ordinary shares	298	905	1,203
Accumulated deficit	(2,875,265)	(26,009,715)	(28,884,980)
Additional paid-in capital	7,873,243	26,008,810	33,882,053
Three months ended June 30, 2020
Transaction costs	$—	$(2,536,382)	$(2,536,382)
Net loss	(23,769)	(2,536,382)	(2,560,151)
Basic and diluted net loss per share, Class B	(0.00)	(0.15)	(0.15)
Six months ended June 30, 2020
Transaction costs	$—	$(2,536,382)	$(2,536,382)
Net loss	(27,182)	(2,536,382)	(2,563,564)
Basic and diluted net loss per share, Class B	(0.00)	(0.15)	(0.15)
Three months ended September 30, 2020
Change in fair value of warrant liability	$—	$(4,445,333)	$(4,445,333)
Net loss	(98,936)	(4,445,333)	(4,544,269)
Basic and diluted net loss per share, Class B	(0.01)	(0.26)	(0.27)
Nine months ended September 30, 2020
Transaction costs	$—	$(2,536,382)	$(2,536,382)
Change in fair value of warrant liability	—	(4,445,333)	(4,445,333)
Net loss	(126,118)	(6,981,715)	(7,107,833)
Basic and diluted net loss per share, Class B	(0.02)	(0.40)	(0.42)
Year ended December 31, 2020
Transaction costs	$—	$(2,536,382)	$(2,536,382)
Change in fair value of warrant liability	—	(23,473,333)	(23,473,333)
Net loss	(2,869,977)	(26,009,715)	(28,879,692)
Basic and diluted net loss per share, Class B	(0.18)	(1.51)	(1.69)

The impact to the balance sheet dated May 18, 2020, filed on Form 8-K on May 22, 2020 related to the impact of accounting for public and private warrants as liabilities at fair value resulting in a $67,066,666 increase to the warrant liabilities line item on May 18, 2020 and offsetting decrease to the Class A ordinary shares subject

JAWS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

to redemption mezzanine equity line item. The impact to the balance sheet dated May 18, 2020 also included the effect of expensing $2,536,382 of transaction costs in the statement of operations that were previously charged to shareholders’ equity and have been allocated to the warrants based on their relative fair value against total proceeds. This charge resulted in an increase to accumulated deficit and additional paid-in capital. There is no change to total shareholders’ equity at any reported balance sheet date.

Note 3 — Summary of Significant Accounting Policies

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

JAWS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, there are 56,966,114 Class A ordinary shares subject to possible redemption that are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering and Private Placement. In accordance with ASC 470-20 “Debt-Debt with Conversion and Other Options,” the Company has allocated offering costs incurred to the Public and Private Placement Warrants based on their relative fair value against total proceeds. Offering costs amounting to $35,212,212 were charged to shareholders’ equity and $2,536,382, which were allocated to the Public and Private Placement Warrants, to the statement of operations upon the completion of the Initial Public Offering.

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

JAWS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

shares, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the period. Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Year Ended December 31, 2020	For the Period from December 27, 2019 (inception) Through December 31, 2019
	As Restated
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$306,930	$—

Net Earnings	$306,930	—
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	69,000,000	—
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	0.00	—
Non-Redeemable Class B Ordinary Shares
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(28,879,692)	(5,288)
Redeemable Net Earnings	(306,930)	—

Non-Redeemable Net Loss	$(29,186,622)	(5,288)
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Non-Redeemable Class B Ordinary Shares, Basic and Diluted	17,250,000	1
Loss/Basic and Diluted Non-Redeemable Class B Ordinary Shares	$(1.69)	(5,288)

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

Warrant Liabilities

As disclosed in Note 4, pursuant to the Initial Public Offering, the Company sold 69,000,000 Units, at a purchase price of $10.000 per Unit. Each Unit consists of one Class A ordinary share and one-third of one

JAWS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

redeemable warrant (“Public Warrant”), equating to 23,000,000 Public Warrants issued. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). Simultaneously with the closing of its initial public offering, the Company consummated the sale of 10,533,333 warrants (“Private Placement Warrant”) at a price of $1.50 per warrant in a private placement to Jaws Sponsor LLC. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8).

The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. The Private Placement Warrants are identical to the Public Warrants, except that so long as the Private Placement Warrants are held by the Sponsor or any of its Permitted Transferees, the Private Placement Warrants: (i) may be exercised for cash or on a “cashless basis”, (ii) may not be transferred, assigned or sold until thirty (30) days after the completion by the Company of an initial Business Combination, (iii) shall not be redeemable by the Company when the class A ordinary shares equal or exceeds $18.00, and (iv) shall only be redeemable by the Company when the class A ordinary shares are less than $18.00 per share, subject to certain adjustments (see Note 8).

The Company evaluated the Public and Private Placement Warrants and concluded that they do not meet the criteria to be classified as shareholders’ equity in accordance with ASC 815-40 “Derivatives and Hedging–Contracts in Entity’s Own Equity”. Specifically, the warrant agreement allows for the exercise of the Public and Private Placement Warrants to be settled in cash upon a tender offer where the maker of the offer owns beneficially more than 50% of the Class A shares following the tender offer. This provision precludes the warrants from being classified as shareholders’ equity as not all of the Company’s shareholders need to participate in such a tender offer to trigger the potential cash settlement. As the Public and Private Placement Warrants also meet the definition of a derivative under ASC 815, upon completion of the Initial Public Offering, the Company recorded these warrants as liabilities on its balance sheet, with subsequent changes in their respective fair values recognized in the statement of operations at each reporting date. In accordance with ASC 825-10 “Financial Instruments”, the Company has concluded that a portion of the transaction costs which directly related to the Initial Public Offering and Private Placement, which were previously charged to shareholders’ equity, should be allocated to the warrants based on their relative fair value against total proceeds, and recognized as transaction costs in the statement of operations.

Fair Value of Financial Instruments

The fair value of the Company’s warrant liabilities does not approximate their carrying amount, and as such, the warrant liabilities are recorded at fair value on the Company’s balance sheet. The fair value of the Company’s assets and other liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4 — Public Offering

Pursuant to the Initial Public Offering, the Company sold 69,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 9,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8).

JAWS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Note 5 — Related Party Transactions

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

JAWS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Note 6 — Commitments

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

JAWS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Note 7 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020 and 2019, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 12,033,886 Class A ordinary shares issued and outstanding, excluding 56,966,114 Class A ordinary shares subject to possible redemption. At December 31, 2019, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 40,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At December 31, 2020 and 2019, there were 17,250,000 and one Class B ordinary shares issued and outstanding, respectively.

JAWS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Note 8 — Warrants

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

JAWS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

In the event that a tender or exchange offer is made to and accepted by holder of more than 50% of the outstanding shares of a single class of common stock, all holders of the warrants would be entitled to receive cash for their warrants whereas only certain of the holders of the underlying shares of common stock would be entitled to cash. If the maker of the offer owns beneficially more than 50% of the issued and outstanding Class A shares following the offer, then the warrant holders may receive the highest amount of cash/securities/assets than each holder would have been entitled to as a shareholder if the holder exercised the warrant prior to the offer.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Note 9 — Fair Value Measurements

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

The following is a description of the valuation methodology used for assets and liabilities measured at fair value:

US Treasury Securities: The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments—Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

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

Warrant Liabilities: The Company classifies its Public and Private Placement Warrants as liabilities in accordance with ASC Topic 815 “Derivatives and Hedging—Contracts in Entity’s Own Equity”. The Company’s valuation of the warrant liabilities utilized a Binomial Lattice in a risk-neutral framework (a special case of the Income Approach). The fair value of the warrants utilized Level 3 inputs as it is based on the significant inputs not observable in the market as of December 31, 2020.

JAWS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The fair value of warrant liabilities at December 31, 2020 is as follows:

	Fair Value Measurements at December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrant liabilities	$62,100,000	$—	$—	$62,100,000
Private Placement Warrant liabilities	$—	$—	$28,439,999	$28,439,999

The following table provides quantitative information regarding the Level 3 inputs used for the fair value measurements:

	As of May 18, 2020 (Initial Measurement)	As of June 30, 2020	As of September 30, 2020	As of December 31, 2020
Exercise price	$11.50	$11.50	$11.50	$11.50
Stock price	$10.00	$10.00	$10.41	$13.41
Term (years)	5.0	5.0	5.0	5.3
Volatility	45.0%	45.0%	29.0%	12.9%
Risk free interest rate	0.4%	0.3%	0.3%	0.4%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Public warrant price	$0.00	$0.00	$2.12	$2.70

The following table provides a roll-forward of the fair value of the Company’s warrant liabilities, for which fair value was determined using Level 3 inputs:

Warrant liabilities
Fair value at December 31, 2019	$—
Issuance of warrants	—

Fair value at March 31, 2020	—
Issuance of warrants	67,066,666
Change in fair value	—

Fair value at June 30, 2020	67,066,666
Change in fair value	4,445,333

Fair value at September 30, 2020	71,511,999
Change in fair value	19,028,000

Fair value at December 31, 2020	$90,539,999

The change in fair value of $23,473,333 was recorded during the year ended December 31, 2020 and is included in the change in fair value of warrant liabilities caption within the accompanying statement of operations. Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in July 2020 when the Public Warrants were separately listed and traded.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.