Form 10-Q
period 2021-03-31
Jaws Acquisition Corp.
filed 2021-05-24
CIK 1800682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

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

As of May 24, 2021, there were 69,000,000 Class A ordinary shares, $0.0001 par value and 17,250,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

JAWS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

JAWS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$487,743	$1,037,124
Prepaid expenses	152,960	187,493

Total Current Assets	640,703	1,224,617
Cash and marketable securities held in Trust Account	690,374,386	690,306,930

TOTAL ASSETS	$691,015,089	$691,531,547

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accrued expenses	$3,281,026	$2,180,406

Total Current Liabilities	3,281,026	2,180,406
Warrant liabilities	107,057,332	90,539,999
Deferred underwriting fee payable	24,150,000	24,150,000

Total Liabilities	134,488,358	116,870,405

Commitments (Note 5)
Class A ordinary shares subject to possible redemption, 55,152,673 and 56,966,114 shares at $10.00 per share as of March 31, 2021 and December 31, 2020, respectively	551,526,730	569,661,141

Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 13,847,327 and 12,033,886 shares issued and outstanding (excluding 55,152,673 and 56,966,114 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	1,385	1,203
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 17,250,000 and 17,250,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020 respectively	1,725	1,725
Additional paid-in capital	52,016,282	33,882,053
Accumulated deficit	(47,019,391)	(28,884,980)

Total Shareholders’ Equity (Deficit)	5,000,001	5,000,001

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$691,015,089	$691,531,547

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating costs	$1,684,534	$3,413

Loss from operations	(1,684,534)	(3,413)
Other income / (expense):
Interest earned on investments held in Trust Account	67,456	—
Change in fair value of warrant liabilities	(16,517,333)	—

Net loss	$(18,134,411)	$(3,413)

Weighted average shares outstanding of Class A redeemable ordinary shares	69,000,000	—

Basic and diluted net income per share, Class A	$0.00	$—

Weighted average shares outstanding of Class B non-redeemable ordinary shares	17,250,000	15,000,000

Basic and diluted net loss per share, Class B	$(1.06)	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2021	12,033,886	$1,203	17,250,000	$1,725	$33,882,053	$(28,884,980)	$5,000,001
Class A ordinary shares subject to possible redemption	1,813,441	182	—	—	18,134,229	—	18,134,411
Net loss	—	—	—	—	—	(18,134,411)	(18,134,411)

Balance – March 31, 2021	13,847,327	$1,385	17,250,000	$1,725	$52,016,282	$(47,019,391)	$5,000,001

FOR THE THREE MONTHS ENDED MARCH 31, 2020

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2020	—	$—	1	$—	$—	$(5,288)	$(5,288)
Cancellation of Class B ordinary shares	—	—	(1)	—	—	—	—
Issuance of Class B ordinary shares to Sponsor	—	—	17,250,000	1,725	23,275	—	25,000
Net loss	—	—	—	—	—	(3,413)	(3,413)

Balance – March 31, 2020	—	$—	17,250,000	$1,725	$23,275	$(8,701)	$16,299

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(18,134,411)	$(3,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation cost paid through promissory note — related party	—	3,413
Change in fair value of warrant liabilities	16,517,333
Interest earned on marketable securities held in Trust Account	(67,456)	—
Changes in operating assets and liabilities:
Prepaid expenses	34,533	—
Accrued expenses	1,100,620	—

Net cash used in operating activities	$(549,381)	$—

Cash Flows from Investing Activities:
Net cash provided by (used in) investing activities	$—	—
Cash Flows from Financing Activities:
Net cash used in (provided by) financing activities	$—	—
Net Change in Cash	(549,381)	—
Cash – Beginning of period	1,037,124	—

Cash – End of period	$487,743	$—

Non-cash investing and financing activities:
Initial classification of Class A ordinary shares subject to possible redemption	$595,991,034	$—

Change in value of Class A ordinary shares subject to possible redemption	$(44,464,304)	$—

Offering costs included in accrued offering costs	$—	$145,312

Payment of prepaid expenses through promissory note — related party	$—	$85,946

Offering cost paid directly by Sponsor from proceeds of issuance of Class B ordinary shares	$—	$25,000

Payment of accrued expenses through promissory note — related party	$—	$5,288

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination, and activities in connection with the proposed acquisition of Primary Care (ITC) Holdings, LLC, a Delaware limited liability company (the “Seller”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Company will provide the holders of its issued and outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

JAWS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

Liquidity and Going Concern Consideration

As of March 31, 2021, the Company had $487,743 in its operating bank account, and working capital deficit of approximately $2,640,323. The Company incurred a net loss for the three months ended March 31, 2021 of $18,134,411 and cash used in operating activities of $549,381.

In order to satisfy the Company’s liquidity needs and finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (defined below, see Note 5). As of March 31, 2021, there were no amounts outstanding under the Working Capital Loans. The Company must consummate a business transaction prior to May 17, 2022, the end of its second year of existence, or risk liquidation of the Trust Account to shareholders. Management believes it will be able to consummate its Business Combination with Primary Care (ITC) Intermediate Holdings, LLC (see Note 5) before this date.

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

JAWS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Forms 10-K/A filed with the SEC on April 29, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, there are 55,152,673 and 56,966,114 Class A ordinary shares subject to possible redemption that are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets, respectively.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2021 and December 31, 2020.

JAWS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. In accordance with ASC 470-20 “Debt-Debt with Conversion and Other Options,” the Company has allocated offering costs incurred to the Public and Private Placement Warrants based on their relative fair value against total proceeds. Offering costs amounting to $35,212,212 were charged to shareholders’ equity and $2,536,382, which were allocated to the Public and Private Placement Warrants, to the statement of operations upon the completion of the Initial Public Offering in 2020.

Warrant Liabilities

As disclosed in Note 3, pursuant to the Initial Public Offering, the Company sold 69,000,000 Units, at a purchase price of $10.000 per Unit. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”), equating to 23,000,000 Public Warrants issued. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). Simultaneously with the closing of its initial public offering, the Company consummated the sale of 10,533,333 warrants (“Private Placement Warrant”) at a price of $1.50 per warrant in a private placement to Jaws Sponsor LLC. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7).

The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. The Private Placement Warrants are identical to the Public Warrants, except that so long as the Private Placement Warrants are held by the Sponsor or any of its Permitted Transferees, the Private Placement Warrants: (i) may be exercised for cash or on a “cashless basis”, (ii) may not be transferred, assigned or sold until thirty (30) days after the completion by the Company of an initial Business Combination, (iii) shall not be redeemable by the Company when the class A ordinary shares equal or exceeds $18.00, and (iv) shall only be redeemable by the Company when the class A ordinary shares are less than $18.00 per share, subject to certain adjustments (see Note 7).

The Company evaluated the Public and Private Placement Warrants and concluded that they do not meet the criteria to be classified as shareholders’ equity in accordance with ASC 815-40 “Derivatives and Hedging–Contracts in Entity’s Own Equity”. Specifically, the warrant agreement allows for the exercise of the Public and Private Placement Warrants to be settled in cash upon a tender offer where the maker of the offer owns beneficially more than 50% of the Class A shares following the tender offer. This provision precludes the warrants from being classified as shareholders’ equity as not all of the Company’s shareholders need to participate in such a tender offer to trigger the potential cash settlement. As the Public and Private Placement Warrants also meet the definition of a derivative under ASC 815, upon completion of the Initial Public Offering, the Company recorded these warrants as liabilities on its balance sheet, with subsequent changes in their respective fair values recognized in the statement of operations at each reporting date. In accordance with ASC 825-10 “Financial Instruments”, the Company also concluded that a portion of the transaction costs which directly related to the Initial Public Offering and Private Placement should be allocated to the warrants based on their relative fair value against total proceeds. The transaction costs allocated to the warrants were previously recognized as transaction costs in the statement of operations for the year ended December 31, 2020.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement Warrants since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 33,533,333 shares of Class A ordinary shares in the aggregate.

JAWS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended March 31
	2021	2020
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares Interest Income	$67,456	$—

Net Earnings	$67,456	—
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	69,000,000	—
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	0.00	—
Non-Redeemable Class B Ordinary Shares
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss
Redeemable Net Earnings
Net loss	$(18,134,411)	$(3,413)
Redeemable Net Earnings	(67,456)	—

Non-Redeemable Net Loss	$(18,201,867)	$(3,413)
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Non-Redeemable Class B Ordinary Shares, Basic and Diluted	17,250,000	17,250,000
Loss/Basic and Diluted Non-Redeemable Class B Ordinary Shares	$(1.06)	$0.00

Note: As of March 31, 2021 and 2020, basic and diluted shares are the same as there are no securities that are dilutive to the shareholders.

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

JAWS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standard Update (the “ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Note 3 — Public Offering

Pursuant to the Initial Public Offering, the Company sold 69,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 9,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7).

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

Administrative Support Agreement

The Company entered into an agreement, commencing on May 13, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. For the three months ended March 31, 2021 the Company incurred and paid $30,000 in fees for these services. The Company did not incur any fees for these services for the three months ended March 31, 2020.

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

JAWS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

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

JAWS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

The Business Combination will be consummated subject to the deliverables and provisions as further described in the Business Combination Agreement. On May 7, 2021 the SEC declared effective the registration statement filed by the Company in relation to the Business Combination, which allowed the Company to proceed with soliciting a shareholder vote on the transaction.

Note 6 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 13,847,327 and 12,033,886 Class A ordinary shares issued and outstanding, excluding 55,152,673 and 56,966,114 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 40,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 17,250,000 Class B ordinary shares issued and outstanding.

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

MARCH 31, 2021

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

Note 7 – Warrants

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

MARCH 31, 2021

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

MARCH 31, 2021

(Unaudited)

Note 8 — Fair Value Measurements

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

At March 31, 2021 assets held in the Trust Account were comprised of $690,374,386 in mutual funds which trade in U.S. Treasury Securities. During the period ended March 31, 2021, the Company did not withdraw any interest income from the Trust Account. At December 31, 2020, assets held in the Trust Account were comprised of $12,220 in cash and cash equivalents and $690,294,710, in U.S. Treasury Bills, which were held at amortized cost.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at December 31, 2020 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
December 31,2020	U.S. Treasury Securities (Matures on 1/5/2021)	1	$690,294,710	$5,290	$690,300,000

Warrant Liabilities: The Company classifies its Public and Private Placement Warrants as liabilities in accordance with ASC Topic 815 “Derivatives and Hedging—Contracts in Entity’s Own Equity” and measures them at fair value on a recurring basis. The Company’s valuation of the warrant liabilities utilized a Binomial Lattice in a risk-neutral framework (a special case of the Income Approach). The fair value of the Public and Private Placement Warrants utilized Level 1 and 3 inputs, respectively, as they are based on the significant inputs not observable in the market as of March 31, 2021 and December 31, 2020.

As of both March 31, 2021 and December 31, 2020 there were 23,000,000 Public Warrants and 10,533,333 Private Placement Warrants issued.

The fair value of warrant liabilities at March 31, 2021 is as follows:

	Fair Value Measurements at March 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrant liabilities	$73,140,000	$—	$—	$73,140,000
Private Placement Warrant liabilities	—	—	33,917,332	33,917,332

Total warrant liabilities	$73,140,000	$—	$33,917,332	$107,057,332

JAWS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The fair value of warrant liabilities at December 31, 2020 is as follows:

	Fair Value Measurements at December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrant liabilities	$62,100,000	$—	$—	$62,100,000
Private Placement Warrant liabilities	—	—	28,439,999	28,439,999

Total warrant liabilities	$62,100,000	$—	$28,439,999	$90,539,999

The following table provides quantitative information regarding the Level 1 and 3 inputs used for the fair value measurements of the Company’s Public and Private Placement Warrant liabilities, respectively:

	As of March 31, 2021	As of December 31, 2020
Exercise price	$11.50	$11.50
Stock price	$13.25	$13.41
Term (years)	5.1	5.3
Volatility	19.1%	12.9%
Risk free interest rate	0.9%	0.4%
Dividend yield	0.0%	0.0%
Public warrant price	$3.18	$2.70

The following table provides a roll-forward of the fair value of the Company’s Public and Private Placement Warrant liabilities, for which the fair value was determined using Level 1 and 3 inputs, respectively:

Warrant liabilities
Fair value at December 31, 2020	$90,539,999
Change in fair value	16,517,333

Fair value at March 31, 2021	$107,057,332

The change in fair value of $16,517,333 was recorded during the three months ended March 31, 2021 and is included in the change in fair value of warrant liabilities caption within the accompanying statement of operations.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. On May 7, 2021 the SEC declared effective the registration statement filed by the Company in relation to the Business Combination, which allowed the Company to proceed with soliciting a shareholder vote on the transaction.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception to March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2021, we had a net loss of $18,134,411, which consisted of operating expenses of $1,684,534 and a change in fair value of warrant liabilities of $16,517,333, offset by interest earned on investments held in the Trust Account of $67,456.

For the three months ended March 31, 2020, we had a net loss of $3,413, which solely consisted of operating expenses.

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

For the three months ended March 31, 2021, net cash used in operating activities was $549,381. Net loss of $18,134,411 was offset by a change in the fair value of the warrant liabilities of $16,517,333 and interest earned on investments of $67,456. Changes in operating assets and liabilities used $1,135,153 of cash from operating activities.

For the three months ended March 31, 2020, net cash used in operating activities was $0. Net loss of $3,413 was offset by accrued expenses of $3,413. There were no changes in operating assets and liabilities.

At March 31, 2021, we had investments held in the Trust Account of $690,374,386. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions) to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

At March 31, 2021, we had cash of $487,743 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Related Party Transactions

Class B Ordinary Shares

On December 27, 2019, we issued one of our Class B ordinary shares to the sponsor for no consideration. On January 17, 2020, the sponsor paid $25,000 to cover certain of our offering costs in consideration of 11,500,000 Class B ordinary shares, par value $0.0001. On April 24, 2020, May 8, 2020 and May 13, 2020, we effected share capitalizations resulting in the sponsor holding an aggregate of 17,250,000 Class B ordinary shares. In May 2020, the sponsor transferred 25,000 Class B ordinary shares to each of the independent directors on our board of directors. Of the 17,250,000 shares outstanding as of March 31, 2021 and December 31, 2020, the sponsor owned an aggregate of 17,175,000 Class B ordinary shares and the independent directors owned an aggregate of 75,000 Class B ordinary shares.

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

Administrative Service Fee

We agreed, commencing on the effective date of the Initial Public Offering through the earlier of our consummation of a business combination or our liquidation, to pay an affiliate of the sponsor a monthly fee of $10,000 for office space, and secretarial and administrative services. For the three months ended March 31, 2021 we incurred and paid $30,000 in fees for these services. We did not incur any fees for these services for the three months ended March 31, 2020.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 23,000,000 Public Warrants to investors in our initial public offering and issued 10,533,333 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Company’s valuation of the warrant liabilities utilized a Binomial Lattice in a risk-neutral framework (a special case of the Income Approach). The fair value of the warrants utilized Level 3 inputs as it is based on the significant inputs not observable in the market as of March 31, 2021.

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

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standard Update (the “ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

On April 12, 2021, the staff at the SEC issued a statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). In the SEC Statement, the SEC staff noted that certain provisions in the typical SPAC warrant agreement may require that the warrants be classified as a liability measured at fair value, with changes in fair value reported each period in earnings, as compared to the historical treatment of the warrants as equity, which has been the practice of most SPACs, including us. We had previously classified our Private Placement Warrants and Public Warrants as equity (for a full description of our private placement warrants and public warrants, refer to the registration statement on Form S-1 (File No. 333-237874), filed in connection with the Company’s initial public offering, declared effective by the SEC on May 13, 2020).

After considering the SEC Statement, we concluded that there were misstatements in the financial statements and related disclosures as of and for the year ended December 31, 2020 and unaudited quarterly financial information as of and for the three and six months ended June 30, 2020 and three and nine months ended September 30, 2020. Based on the guidance in ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, we concluded that provisions in the warrant agreement preclude the warrants from being accounted for as components of equity. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants should have been recorded as derivative liabilities on the balance sheet and measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change. Further, ASC 815 requires that upfront costs and fees related to items for which the fair value option is elected (our warrant liabilities) should have been recognized as expense as incurred.

On April 27, 2021 we revised our prior position on accounting for our Public Warrants and Private Placement Warrants. We restated our financial statements to reclassify the Company’s Public Warrants and Private Placement Warrants, as described in the Notes to Condensed Financial Statements. The non-cash adjustments to the financial statements did not impact the previously reported amounts for cash and cash equivalents, total assets, revenue, total shareholders’ equity, or cash flows.

Evaluation of Disclosure Controls and Procedures

In connection with the restatement of our financial statements to reclassify the Company’s Public Warrants and Private Placement Warrants, our management reassessed the effectiveness of our disclosure controls and procedures as of December 31, 2020. As a result of that reassessment and in light of the SEC Statement, our management determined that our disclosure controls and procedures as of December 31, 2020 were not effective solely as a result of its classification of the warrants as components of equity instead of as derivative liabilities. Due solely to the events that led to our restatement, management has made changes in internal controls related to the accounting for warrants issued in connection with our initial public offering. In light of the material weakness that we identified, we performed additional analysis as deemed necessary to ensure that our financial statements for the three months ended March 31, 2021, were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our previously filed financial statements described above had not yet been identified. In light of the restatement of the previously filed financial statements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Forms 10-K/A with the SEC on April 29, 2021. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC.

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

JAWS ACQUISITION CORP.

Date: May 24, 2021		/s/ Joseph L. Dowling
	Name:	Joseph L. Dowling
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 24, 2021		/s/ Michael Racich
	Name:	Michael Racich
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)