Form 10-Q
period 2021-06-30
Cano Health, Inc.
filed 2021-08-16
CIK 1800682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Cano Health, Inc.
(Exact name of registrant as specified in its charter)

Commission File Number: 001-39289

Delaware	98-1524224
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9725 NW 117th Avenue, Suite #200, Miami, FL	33178
(Address of principal executive offices)	(Zip Code)
(855)
226-6633
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	CANO	The New York Stock Exchange
Warrants to purchase one share of Class A common stock, each at an exercise price of $11.50 per share	CANO/WS	The New York Stock Exchange
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
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
of the Exchange Act).    Yes  ☐    No  ☒
As of August
16
, 2021 the registrant had 173,141,493 shares of Class A common stock outstanding and 306,843,662 shares of Class B common stock outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form
10-Q
may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

•	the benefits of the Business Combination;

•	our financial and business performance;

•	changes in our strategy, future operations, financial position, estimated revenues, forecasts, projected costs, prospects and plans;

•
changes in applicable laws or regulations, including with respect to health plans and payors and our relationships with such plans and payors, and provisions that impact Medicare and Medicaid programs;

•	our ability to realize expected results with respect to patient membership, revenue and earnings;

•	our ability to enter into new markets and success of acquisitions;

•	the risk that we may not be able to procure sufficient space as we continue to grow and open additional medical centers;

•	our predictions about need for our wellness centers after the COVID-19 pandemic, including the attractiveness of our offerings and member retention rates;

•
competition in our industry, the advantages of our products and technology over competing products and technology existing in the market, and competitive factors including with respect to technological capabilities, cost and scalability;

•	the impact of health epidemics, including the COVID-19 pandemic, on our business and industry and the actions we may take in response thereto;

•	expectations regarding the time during which we will be an emerging growth company under the JOBS Act;

•	our future capital requirements and sources and uses of cash;

•	our business, expansion plans and opportunities;

•	anticipated financial performance, including gross margin, and the expectation that our future results of operations will fluctuate on a quarterly basis for the foreseeable future;

•	our expected capital expenditures, cost of revenue and other future expenses, and the sources of funds to satisfy liquidity needs;

•	our ability to maintain proper and effective internal controls; and

•	the outcome of any known and unknown litigation and regulatory proceedings

These forward-looking statements are based on information available to us at the time of this Quarterly Report on Form
10-Q
and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties, and other factors. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•	the ability to maintain the listing of our Class A common stock and warrants on the New York Stock Exchange (“NYSE”);

•
the price of our securities may be volatile due to a variety of factors, including changes in the competitive and highly regulated industries in which we operate, variations in performance across competitors, changes in laws and regulations affecting our business and changes in our capital structure;

•	the risk of downturns and the possibility of rapid change in the highly competitive industry in which we operate;

•	the risk that we will need to raise additional capital to execute our business plan, which may not be available on acceptable terms or at all;

•	the risk that we experience difficulties in managing our growth and expanding operations;

•	other risks and uncertainties described in this Quarterly Report on Form 10-Q, including those under the section entitled “ Risk Factors .”

SUMMARY RISK FACTORS
Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. This summary should be read in conjunction with the risk factors detailed more fully below and should not be relied upon as an exhaustive summary of the material risks facing our business.

•	Under most of our agreements with health plans, we assume some or all of the risk that the cost of providing services will exceed our compensation.

•
Our revenues and operations are dependent upon a limited number of key existing payors and our continued relationship with those payors, and disruptions in those relationships (including renegotiation, non-renewal or termination of capitation agreements) or the inability of such payors to maintain their contracts with the Centers for Medicare and Medicaid Services could adversely affect our business.

•
COVID-19 or other pandemic, epidemic, or outbreak of an infectious disease may have an adverse effect on our business, results of operations, financial condition and cash flows, the nature and extent of which are highly uncertain and unpredictable.

•
Reductions in the quality ratings of the health plans we serve or our Medicare Risk Adjustment scores could have a material adverse effect on our business, results of operations, financial condition and cash flows.

•	Our medical centers are concentrated in certain geographic regions, which makes us sensitive to regulatory, economic, environmental and competitive conditions in those regions.

•	We primarily depend on reimbursements by third-party payors, which could lead to delays and uncertainties in the reimbursement process.

•	We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to achieve or maintain profitability.

•
We depend on our senior management team and other key employees, and the loss of one or more of these employees or an inability to attract and retain other highly skilled employees could harm our business.

•	If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and member satisfaction or adequately address competitive challenges.

•
We may not be able to identify suitable de novo expansion opportunities, engage with payors in new markets to continue extension of financial risk-sharing model agreements that have proved successful in our existing markets or cost-effectively develop, staff and establish such new medical centers in new markets.

•
We conduct business in a heavily regulated industry, and if we fail to comply with applicable state and federal healthcare laws and government regulations or lose governmental licenses, we could incur financial penalties, become excluded from participating in government healthcare programs, be required to make significant operational changes or experience adverse publicity, which could harm our business.

•
We may not be able to identify suitable acquisition candidates, complete acquisitions or successfully integrate acquisitions, and acquisitions may not produce the intended results or may expose us to unknown or contingent liabilities.

•	Reductions in Medicare reimbursement rates or changes in the rules governing the Medicare program could have a material adverse effect on our financial condition and results of operations.

•
Our business could be harmed if the Affordable Care Act (“ACA”) is overturned or by any legislative, regulatory or industry change that reduces healthcare spending or otherwise slows or limits the transition to more assumption of risk by healthcare providers.

•
Our use, disclosure, and other processing of personally identifiable information, including health information, is subject to the regulations implementing the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations (“HIPPA”), and other federal and state privacy and security regulations. If we suffer a data breach or unauthorized disclosure, we could incur significant liability including government and private investigations and claims of privacy and security non-compliance. We could also suffer significant reputational harm as a result and, in turn, a material adverse effect on our member base and revenue.

•
We may be subject to legal proceedings and litigation, including intellectual property, privacy and medical malpractice disputes, which are costly to defend and could materially harm our business and results of operations.

•
Our existing indebtedness could adversely affect our business and growth prospects. The terms of the Credit Agreement (defined herein) restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

If we are unable to adequately address these and other risks we face, our business, results of operations, financial condition and prospects may be harmed.

v

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CANO HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash, cash equivalents and restricted cash	$319,277	$33,807
Accounts receivable, net of unpaid service provider costs (Related parties comprised $123 and $50,015 as of June 30, 2021 and December 31, 2020, respectively)	131,831	76,709
Inventory	1,176	922
Prepaid expenses and other current assets	20,105	8,937

Total current assets	472,389	120,375
Property and equipment, net (Related parties comprised $15,683 and $22,659 as of June 30, 2021 and December 31, 2020, respectively)	46,358	38,126
Goodwill	546,312	234,328
Payor relationships, net	395,185	189,570
Other intangibles, net	194,315	36,785
Other assets	4,654	4,362

Total assets	$1,659,213	$623,546

Liabilities and stockholder’s equity
Current liabilities:
Current portion of notes payable	$5,488	$4,800
Current portion of equipment loans	324	314
Current portion of capital lease obligations	978	876
Current portion of contingent consideration	12,347	—
Accounts payable and accrued expenses (Related parties comprised $112 as of December 31, 2020)	46,465	33,180
Deferred revenue (Related parties comprised $988 as of December 31, 2020)	1,313	988
Current portions due to sellers	22,020	27,129
Other current liabilities	3,734	1,333

Total current liabilities	92,669	68,620
Notes payable, net of current portion and debt issuance costs	525,830	456,745
Warrants liabilities	123,843	—
Equipment loans, net of current portion	891	873
Capital lease obligations, net of current portion	1,667	1,580
Deferred rent (Related parties comprised $92 as of December 31, 2020)	4,868	3,111
Deferred revenue, net of current portion (Related parties comprised $4,277 as of December 31, 2020)	4,623	4,277
Due to sellers, net of current portion	—	13,976

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

CANO HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands)	June 30, 2021	December 31, 2020
Contingent consideration	—	5,172
Other liabilities (Related parties comprised $8,142 as of December 31, 2020)	16,471	11,648

Total liabilities	770,862	566,002
Stockholders’ Equity / Members’ Capital
Shares of Class A common stock $0.0001 par value (authorized 6,000,000,000 shares with 170,299,189 shares issued and 170,299,189 shares outstanding at June 30, 2021)	17	—
Shares of Class B common stock $0.0001 par value (authorized 1,000,000,000 shares with 306,843,662 shares issued and 306,843,662 shares outstanding at June 30, 2021)	31	—
Members’ capital	—	157,591
Additional paid-in capital	389,892	—
Accumulated deficit	(37,640)	(99,913)
Notes receivable, related parties	(136)	(134)

Total Stockholders’ Equity / Members’ Capital	352,164	57,544
Non-controlling interest s	536,187	—

Total Stockholders’ Equity / Members’ Capital	888,351	57,544

Total Liabilities and Stockholders’ Equity / Members’ Capital	$1,659,213	$623,546

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

CANO HEALTH, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
( in thousands, except share and per share data )	2021	2020	2021	2020
Revenue:
Capitated revenue (Related parties comprised $150,479 and $97,438 , and $335,383 and $107,747, in the three months ended June 30, 2021 and 2020, and in the six months ended June 30, 2021 and 2020, respectively)	$379,210	$163,927	$646,261	$291,643
Fee-for-service and other revenue (Related parties comprised $219 and $213, and $631 and $344, in the three months ended June 30, 2021 and 2020, and in the six months ended June 30, 2021 and 2020, respectively)	13,953	7,279	27,037	14,861

Total revenue	393,163	171,206	673,298	306,504
Operating expenses:
Third-party medical costs (Related parties comprised $115,975 and $70,555 , and $249,819 and $76,943, in the three months ended June 30, 2021 and 2020, and in the six months ended June 30, 2021 and 2020, respectively)	291,816	112,040	486,862	197,353
Direct patient expense (Related parties comprised $64 and $448 , and $1,488 and $1,223 , in the three months ended June 30, 2021 and 2020, and in the six months ended June 30, 2021 and 2020, respectively)	43,782	22,554	78,069	40,333
Selling, general, and administrative expenses (Related parties comprised $1,600 and $1,133, and $3,112 and $1,939, in the three months ended June 30, 2021 and 2020, and in the six months ended June 30, 2021 and 2020, respectively)	46,574	21,859	81,422	42,843
Depreciation and amortization expense	7,945	3,977	13,791	7,362
Transaction costs and other (Related parties comprised $1,465 and $4,209, and $1,483 and $5,369, in the three months ended June 30, 2021 and 2020, and in the six months ended June 30, 2021 and 2020, respectively)	16,374	15,687	25,613	22,138

Total operating expenses	406,491	176,117	685,757	310,029

Loss from operations	(13,328)	(4,911)	(12,459)	(3,525)
Other income and expense:
Interest expense	(9,714)	(5,717)	(20,340)	(9,382)
Interest income (Related parties comprised $79 and $157, in the three months ended June 30, 2020, and in the six months ended June 30, 2020, respectively)	1	79	2	159

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

CANO HEALTH, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2021	2020	2021	2020
Loss on extinguishment of debt	(13,225)	—	(13,225)		—
Change in fair value of embedded derivative	—	(306)	—		(306)
Change in fair value of warrant liabilities	39,215	—	39,215		—
Other expenses	(25)	(150)	(25)		(150)

Total other income (expense)	16,252	(6,094)	5,627		(9,679)

Net income (loss) before income tax benefit	2,924	(11,005)	(6,832)		(13,204)
Income tax benefit	2,023	19	1,309		32

Net income (loss)	$4,947	$(10,986)	$(5,523)		$(13,172)
Net loss attributable to non-controlling interests	(4,533)	—	(15,003)		—

Net income attributable to Class A common stockholders	$9,480	$—	$9,480		$—

Net income per share to Class A common stockholders, basic	$0.06	N/A	$0.06	$	N/A

Net loss per share to Class A common stockholders, diluted	$(0.03)	N/A	$(0.03)	$	N/A

Weighted-average shares used in computation of earnings per share:
Basic	167,134,853	N/A	166,691,634		N/A

Diluted	168,884,315	N/A	167,571,198		N/A

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

CANO HEALTH, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY / MEMBERS’ CAPITAL
(UNAUDITED)

	Three Months Ended June 30, 2021
(in thousands, except shares)	Member’s Capital		Class A Shares		Class B Shares		Additional Paid-in Capital	Notes Receivable	Accumulated Deficit	Non- Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance—March 31, 2021	14,629,533	$157,662	—	$—	—	$—	$—	$(135)	$(110,383)	$—	$47,144
Retrospective application of reverse recapitalization	292,214,129	(157,631)	—	—	—	—	157,631	—	—	—	—

ADJUSTED BALANCE—March 31, 2021	306,843,662	$31	—	$—	—	$—	$157,631	$(135)	$(110,383)	$—	$47,144
Net loss prior to business combination	—	—	—	—	—	—	—	—	(21,608)	—	(21,608)

Business combination and PIPE financing	(306,843,662)	(31)	166,243,491	17	306,843,662	31	169,093	—	85,663	518,320	773,093
Stock-based compensation expense	—	—	—	—	—	—	3,168	—	—	—	3,168
Issuance of common stock for acquisitions	—	—	4,055,698	—	—	—	60,000	—	(792)	792	60,000
Interest on notes receivable	—	—	—	—	—	—	—	(1)	—	—	(1)
Net income	—	$—	—	$—	—	$—	$—	$—	$9,480	$17,075	26,555

BALANCE—June 30, 2021	—	—	170,299,189	17	306,843,662	31	389,892	(136)	(37,640)	536,187	888,351

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

CANO HEALTH, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY / MEMBERS’ CAPITAL
(UNAUDITED)

	Three Months Ended June 30, 2020
( in thousands, except shares)	Member’s Capital		Class A Shares		Class B Shares		Additional Paid-in Capital	Notes Receivable	Accumulated Deficit	Non- Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance—March 31, 2020	—	$137,881	—	$—	—	$—	$—	$(131)	$(27,227)	$392	$110,915
Members’ contributions	—	91,321	—	—	—	—	—	—	—	—	91,321
Stock-based compensation expense	—	58	—	—	—	—	—	—	—	—	58
Issuance of common stock for acquisitions	—	30,300	—	—	—	—	—	—	—	—	30,300
Issuance of common stock for due to seller s balance	—	2,158	—	—	—	—	—	—	—	—	2,158
Interest on note s receivable	—	—	—	—	—	—	—	(1)	—	—	(1)
Net loss	—	$—	—	$—	—	$—	$—	$—	$(10,986)	$—	$(10,986)

BALANCE—June 30, 2020	—	$261,718	—	$—	—	$—	$—	$(132)	$(38,213)	$392	$223,765

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

CANO HEALTH, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY / MEMBERS’ CAPITAL
(UNAUDITED)

	Six Months Ended June 30, 2021
(in thousands except shares)	Member’s Capital		Class A Shares		Class B Shares		Additional Paid-in Capital	Notes Receivable	Accumulated Deficit	Non- Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance—December 31, 2020	14,629,533	$157,591	—	$—	—	$—	$—	$(134)	$(99,913)	$—	$57,544
Retrospective application of reverse recapitalization	292,214,129	(157,560)	—	—	—	—	157,560	—	—	—	—

ADJUSTED BALANCE—December 31, 2020	306,843,662	$31	—	$—	—	$—	$157,560	$(134)	$(99,913)	$—	$57,544
Net loss prior to business combination	—	—	—	—	—	—	—	—	(32,078)	—	(32,078)
Business combination	(306,843,662)	(31)	166,243,491	17	306,843,662	31	169,093	—	85,663	518,320	773,093
Stock-based compensation expense	—	—	—	—	—	—	3,239	—	—	—	3,239
Issuance of common stock for acquisitions	—	—	4,055,698	—	—	—	60,000	—	(792)	792	60,000
Interest on note s receivable	—	—	—	—	—	—	—	(2)	—	—	(2)
Net income	—	$—	—	$—	—	$—	$—	$—	$9,480	$17,075	26,555

BALANCE—June 30, 2021	—	$—	170,299,189	$17	306,843,662	$31	$389,892	$(136)	$(37,640)	$536,187	$888,351

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

CANO HEALTH, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY / MEMBERS’ CAPITAL
(UNAUDITED)

	Six Months Ended June 30, 2020
(in thousands, except shares)	Member’s Capital		Class A Shares		Class B Shares		Additional Paid-in Capital	Notes Receivable	Accumulated Deficit	Non- Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance—December 31, 2019	—	$123,242	—	$—	—	$—	$—	$(130)	$(25,041)	$392	$98,463
Members’ contributions	—	101,906	—	—	—	—	—	—	—	—	101,906
Stock - based compensation expense	—	112	—	—	—	—	—	—	—	—	112
Issuance of common stock for acquisitions	—	34,300	—	—	—	—	—	—	—	—	34,300
Issuance of common stock for due to seller s balance	—	2,158	—	—	—	—	—	—	—	—	2,158
Interest on note s receivable	—	—	—	—	—	—	—	(2)	—	—	(2)
Net loss	—	—	—	—	—	—	—	—	(13,172)	—	(13,172)

BALANCE—June 30, 2020	—	$261,718	—	$—	—	$—	$—	$(132)	$(38,213)	$392	$223,765

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

CANO HEALTH, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash Flows from Operating Activities:
Net loss	$(5,523)	$(13,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	13,791	7,362
Change in fair value of contingent consideration	(211)	—
Change in fair value of embedded derivative	—	306
Change in fair value of warrant liabilities	(39,215)	—
Loss on extinguishment of debt	13,225	—
Amortization of debt issuance costs	8,540	1,089
Equity-based compensation	3,239	112
Paid in kind interest expense	—	1,188
Changes in operating assets and liabilities:
Accounts receivable, net	(54,973)	(17,806)
Inventory	(254)	(273)
Other assets	(5,925)	(20)
Prepaid expenses and other current assets	(16,790)	(268)
Accounts payable and accrued expenses (Related parties comprised $123 and $(52) as of June 30, 2021 and 2020, respectively)	23,407	9,033
Deferred rent (Related parties comprised $115 as of June 30, 2021)	1,757	564
Deferred revenue (Related parties comprised $671 as of June 30, 2021)	671	—
Other liabilities (Related parties comprised $456 as of June 30, 2021)	1,681	(1,258)

Net cash used in operating activities	(56,580)	(13,143)

Cash Flows from Investing Activities:
Purchase of property and equipment (Related parties comprised $2,864 and $1,025 as of June 30, 2021 and 2020, respectively)	(7,730)	(3,971)
Acquisitions of subsidiaries including non-compete intangibles, net of cash acquired	(617,576)	(205,325)
Payments to sellers	(23,963)	(36,628)
Advances to related parties	—	(2)

Net cash used in investing activities	(649,269)	(245,926)

Cash Flows from Financing Activities:
Contributions from member	—	101,906
Business combination and PIPE financing	935,362	—
Interest accrued due to seller s	957	—
Payments of long-term debt	(402,572)	(338)
Debt issuance costs	(11,274)	(11,356)
Proceeds from long-term debt	295,000	150,000
Proceeds from delayed draw term loan	175,000	—
Repayments of delayed draw term loan	(2,350)	—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

CANO HEALTH, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2021	2020
Proceeds from revolving credit facility	—	9,700
Repayments of revolving credit facility	—	(9,700)
Proceeds from insurance financing arrangements	4,355	2,599
Payments of principal on insurance financing arrangements	(2,941)	(1,567)
Repayments of equipment loans	(154)	(187)
Repayments of capital lease obligations	(64)	(464)

Net cash provided by financing activities	991,319	240,593

Net increase (decrease) in cash, cash equivalents and restricted cash	285,470	(18,476)
Cash, cash equivalents and restricted cash at beginning of year	33,807	29,192

Cash, cash equivalents and restricted cash at end of period	$319,277	$10,716

Supplemental cash flow information:
Interest paid	$(11,925)	$(8,294)
Non-cash investing and financing activities:
Issuance of securities by Cano Health, Inc. in connection with acquisitions	$60,000	—
Issuance of securities in PCIH in connection with acquisitions	—	34,300
Contingent consideration in connection with acquisitions	9,600	—
Due to seller s in connection with acquisitions	295	16,288
Humana Affiliate Provider clinic leasehold improvements	2,864	1,025
Capital lease obligations entered into for property and equipment	52	$482
Equipment loan obligations entered into for property and equipment	183	103
Issuance of security in exchange for balance due to seller s	—	2,158

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO
 INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	NATURE OF BUSINESS AND OPERATIONS
Nature of Business
Cano Health, Inc. (“Cano Health”, or the “Company”), formerly known as Primary Care (ITC) Intermediate Holdings, LLC, provides value-based medical care for its members through a network of primary care physicians across the U.S. and Puerto Rico. The Company focuses on high-touch population health and wellness services to Medicare Advantage, Medicare Global and Professional Direct Contracting (“DC”) and Medicaid capitated members, particularly in underserved communities by leveraging a p
r
oprietary technology platform to deliver high-quality health care services, resulting in superior clinical outcomes at competitive costs. As of June 30, 2021, the Company provided services through its network of
90
owned medical centers and over
280
employed

providers (physicians, nurse practitioners, and physician assistants), and maintained affiliate relationships with over
800
physicians. The Company also operates pharmacies in the network for the purpose of providing a full range of managed care services to its members.
On June 3, 2021 (the “Closing Date”), Jaws Acquisition, Corp. (“Jaws”), consummated the previously announced business combination (the “Business Combination”) pursuant to the terms of the Business Combination Agreement, dated as of November 11, 2020 (as amended, the “Business Combination Agreement”) by and among Jaws Jaws Merger Sub, LLC, a Delaware limited liability company (“Merger Sub”), Primary Care (ITC) Intermediate Holdings, LLC (“PCIH”), and PCIH’s sole member, Primary Care (ITC) Holdings, LLC (“Seller” or “Parent”). Upon the closing of the Business Combination, Jaws was reincorporated in the State of Delaware and changed its name to “Cano Health, Inc.”
Unless the context requires “the Company”, “we”, “us”, and “our” refer, for periods prior to the completion of the Business Combination, to PCIH and its consolidated subsidiaries, and for periods upon or after the completion of the Business Combination, to Cano Health, Inc. and its consolidated subsidiaries, including PCIH, LLC and its subsidiaries.
Pursuant to the Business Combination Agreement, on the Closing Date, Jaws contributed cash to PCIH in exchange for 69.0 million common units
(“PCIH Common Units”) equal to the number of shares of Jaws’ Class A ordinary shares outstanding on the Closing Date as well as 17.25 million Class B ordinary shares owned by Jaws Sponsor, LLC (the “Sponsor”). In connection with the Business Combination, the Company issued 306.8 million shares of the Company’s Class B common stock to existing shareholders of PCIH. The Company also issued 80.0 million shares of the Company’s Class A common stock in a private placement for $800.0 million (the “PIPE Investors”).
Following the consummation of the Business Combination, substantially all of the Company’s assets and operations are held and conducted by PCIH and its subsidiaries. As the Company is a holding company with no material assets other than its ownership of PCIH Common Units and its managing member interest in PCIH, the Company has no independent means of generating revenue or cash flow. The Company’s ability to pay taxes and pay dividends depend on the financial results and cash flows of PCIH and the distributions it receives from PCIH. The Company’s only assets are equity interests in PCIH, which represented a 35.1% and 35.7% controlling ownership

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

as of the Closing Date and June 30, 2021, respectively. Certain members of PCIH who retained their common unit interests in PCIH held the remaining 64.9% and 64.3%
non-controlling
ownership interests as of the Closing Date and June 30, 2021, respectively. These members hold common unit interests of PCIH
Common Units
and a corresponding number of
non-economic
Class B common stock, which enables the holder to one vote per share.
The following table represents the structure of the combined company upon the completion of the Business Combination and inclusive of the subsequent acquisition of University Health Care and its affiliates (“University”), as shown in Note 3, “
Business Acquisitions
”:

Our organizational structure following the completion of the Business Combination, as shown above, is commonly referred to as an umbrella partnership-C (or Up-C) corporation structure. This organizational structure allowed the Seller, the former sole owner and managing member of PCIH, to retain its equity ownership in PCIH, an entity that is classified as a partnership for U.S. federal income tax purposes, in the form of PCIH Common Units. The former stockholders of Jaws and the PIPE Investors who, prior to the Business Combination, held Class A ordinary shares or Class B ordinary shares of Jaws, by contrast, received equity ownership in Cano Health, Inc., a Delaware corporation that is a domestic corporation for U.S. federal income tax purposes.
Subject to the terms and conditions set forth in the Business Combination Agreement, the Seller and its equity holders received aggregate consideration with a value equal to $3,534.9 million, which consisted of (i) $466.5 million of cash and (ii) 3,068.4 million shares of Cano Health, Inc.’s common stock or 306.8 million shares of Class B common stock based on a reference stock price of $10.00 per share.

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Following the closing of the Business Combination, Class A
stockholders
owned direct controlling interests in the combined results of PCIH and Cano Health, Inc. while the Seller as the sole Class B stockholder
 owned indirect economic interests in PCIH shown as non-controlling interests in the condensed consolidated financial statements of Cano Health, Inc. The indirect economic interests are held by the Seller in the form of PCIH Common Units that can be redeemed for Class A common stock together with the cancellation of an equal number of shares of Class B common stock in Cano Health, Inc. The non-controlling interests will decrease as shares of Class B common stock and PCIH Common Units are exchanged for shares of Class
A common stock in Cano Health, Inc. Following the redemption of
 6,509 public shares outstanding for $65,090 held in the trust account, the respective controlling interest and non-controlling
interests in Cano Health, Inc. and PCIH were 35.1% and 64.9% resulting from the
c
losing of the Business Combination.
On June 11, 2021, PCIH acquired University for a total consideration of
$611.1
million. The equity issued on the acquisition close date equated to
4.1 million shares
of
Class A common stock in Cano Health, Inc. based on a
share
price of $14.79 per share. As noted above, following this acquisition, the respective controlling interest and non-controlling
interest
s
in Cano Health, Inc. and PCIH was 35.7% and 64.3
%, respectively.
The following table reconciles the elements of the Business Combination to the condensed consolidated statements of cash flows and the condensed consolidated statements of changes in equity for the three and six months ended June 30, 2021:

(in thousands)	Recapitalization
Cash - Jaws’ trust and cash, net of redemptions	$690,705
Cash - PIPE financing	800,000
Less: transaction costs and advisory fees paid	(88,745)
Less: Distribution to PCIH shareholders	(466,598)

Net Business Combination and PIPE financing	935,362
Plus: Non-cash net assets assumed	96
Plus: Accrued transaction costs	8,860
Less: Capitalized transaction costs	(8,167)
Less: Warrant liability assumed	(163,058)

Net contributions from Business Combination and PIPE financing	$773,093

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO
 INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The number of shares of common stock issued immediately following the consummation of the Business Combination is as follows:

	Class A common stock	Class B common stock
Common stock outstanding prior to Business Combination	69,000,000	—
Less: redemption of Jaws shares	(6,509)	—

Ordinary shares of Jaws	68,993,491	—
Jaws Sponsor Shares	17,250,000	—
Shares issued in PIPE financing	80,000,000	—

Business Combination and PIPE financing shares	166,243,491	—
Shares to PCIH shareholders	—	306,843,662

Total shares of common stock outstanding immediately after the Business Combination	166,243,491	306,843,662

Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The portion of an entity not wholly-owned by the Company is presented as non-controlling
interest. All significant intercompany balances and transactions are eliminated in consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting policies consistent with those of the Company.
The Company has interests in various entities and considers itself to control an entity if it is the majority owner of or has voting control over such entity. The Company also assesses cont
r
ol through means other than voting rights (“variable interest entities” or “VIEs”) and determines which business entity is the primary beneficiary of the VIE. The Company consolidates VIEs when it is determined that the Company is the primary beneficiary of the VIE. Included in the consolidated results of the Company are Cano Health Texas, PLLC and Cano Health Nevada, PLLC, which the Company has concluded are both VIEs. All material intercompany accounts and transactions have been eliminated in consolidation.
Emerging Growth Company Status
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The JOBS Act provides that an emerging growth company can take advantage of the extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to use this extended transition period until the Company is no longer an emerging growth company or until the Company affirmatively and irrevocably opts out of the extended transition period. Accordingly, our condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
The Company could be an emerging growth company for up to five years after the first sale of our Class A common stock pursuant to an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”). If, however, certain events occur prior to the end of such five-year period, including if the Company becomes a “large accelerated filer,” our annual gross

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO
 INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

revenue exceeds $1.07 billion or the Company issues more than $1.0 billion of non-convertible
debt
 securities
in any three-year period, the Company would cease to be an emerging growth company prior to the end of such five-year period. It is currently anticipated that the Company may lose its “emerging growth company” status as of the end of the year ending December 31, 2021. After the Company loses its “emerging growth company” status, the Company will incur legal, accounting and other expenses that the Company did not previously incur.
Risks and Uncertainties
As of June 30, 2021, the Company’s coverage area is primarily in the State of Florida. Given this concentration, the Company is subject to adverse economic, regulatory, or other developments in the State of Florida that could have a material adverse effect on the Company’s financial conditions and operations. In addition, federal, state and local laws and regulations concerning healthcare affect the healthcare industry. The Company’s long-term success is dependent on the ability to successfully generate revenues; maintain or reduce operating costs; obtain additional funding when needed; and ultimately, achieve profitable operations. The Company is not able to predict the content or impact of future changes in laws and regulations affecting the healthcare industry; however, management believes that its existing cash position will be sufficient to fund operating and capital expenditure requirements through at least twelve months from the date of issuance of these condensed consolidated financial statements.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at June 30, 2021 and December 31, 2020, and the results of operations, cash flows and changes in equity for the three and six months ended June 30, 2021 and 2020 have been included. The results of operations and cash flows for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2021 or any other future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s audited consolidated financial statements for the year ended December 31, 2020.
The Company was deemed the accounting acquirer in the Business Combination of Jaws based on an analysis of the criteria outlined in Accounting Standards Codification (“ASC”) Topic 805, “
Business Combinations”
(“ASC 805”), as the Company’s former owner retained control after the Business Combination. Refer to Note 1, “
Nature of Business”
, for details surrounding the Business Combination. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of the Company issuing stock for the net assets of Jaws, accompanied by a recapitalization. The net assets of Jaws were stated at historical cost, with no goodwill or other intangible assets recorded.

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO
 INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

While Jaws was the legal acquirer in the Business Combination, because the Company was deemed the accounting acquirer, the historical financial statements of PCIH became the historical financial statements of the comb
i
ned company upon the consummation of the Business Combination. As a result, the condensed consolidated financial statements reflect the historical operating results of PCIH prior to the Business Combination, the combined results of Jaws and the Company following the close of the Business Combination, the assets and liabilities of the Company at their historical cost, and the Company’s equity structure for all periods presented.
Warrant Liabilities
The Company assumed 23.0 million public warrants (“Public Warrants”) and 10.53 million
private placement warrants (“Private Placement Warrants”) upon the consummation of the Business Combination. The Company may issue or assume common stock warrants that are recorded as either liabilities or equity in accordance with the respective accounting guidance. Warrants recorded as equity are recorded at their relative fair value or fair value determined at the issuance date and remeasurement is not required. Warrants recorded as liabilities are recorded at their fair value, within warrant liability on the condensed consolidated balance sheets, and remeasured on each reporting date with changes recorded in revaluation of warrant liability on the Company’s condensed consolidated statements of operations.
The Public Warrants became exercisable 30 days after the consummation of the Business Combination, which occurred on June 3, 2021. The Public Warrants will expire five years after the consummation of the Business Combination, or earlier upon redemption or liquidation. The Private Placement Warrants are identical to the Public Warrants, except that so long as the Private Placement Warrants are held by the Sponsor or any of its permitted transferees, the Private Placement Warrants: (i) may be exercised for cash or on a “cashless basis”, (ii) may not be transferred, assigned or sold until thirty (30) days after the completion of the initial Business Combination, (iii) shall not be redeemable by the Company when the Class A ordinary shares equal or exceed $18.00, and (iv) shall only be redeemable by the Company when the Class A ordinary shares are less than $18.00 per share, subject to certain adjustments.
The Company evaluated the Public Warrants and Private Placement Warrants and concluded that they do not meet the criteria to be classified as shareholders’ equity in accordance with
ASC 815-40,
“
Derivatives and Hedging–Contracts in Entity’s Own Equity
” (“ASC 815”). As the Public Warrants and Private Placement Warrants also meet the definition of a derivative under ASC 815, the Company has recorded these warrants as liabilities on its condensed consolidated balance sheets
, with changes in their respective fair values recognized in the statement of operations at each reporting date.
Revenue Recognition
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
No. 2014-09
“Revenue from Contracts with Customers”,
ASC 606 (“ASC 606”). On January 1, 2019, the Company adopted ASC 606, applying the full retrospective method as of the earliest period presented. The portfolio approach was used to apply the requirements of the standard to groups of contracts with similar characteristics.

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO
 INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Under ASC 606, the Company recognizes revenue when a customer obtains control of the promised goods or services. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five-step model in order to determine this amount: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services the Company transfers to the customer (i.e. patient). At contract inception, once the contract is determined to be within the scope of ASC 606, management reviews the contract to determine which performance obligations must be satisfied and which of these performance obligations are distinct. The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied.
The Company derives its revenue primarily from its capitated fees for medical services provided under capitated arrangements, fee-for-service
arrangements, and revenue from the sale of pharmaceutical drugs.
Capitated revenue is derived from fees for medical services provided by the Company under capitated arrangements with health maintenance organizations’ (“HMOs”) health plans. Capitated revenue consists of revenue earned through Medicare as well as through commercial and other non-Medicare
governmental programs, such as Medicaid, which is captured as other capitated revenue. The Company is required to deliver primary care physician services to the enrolled member population and is responsible for medical expenses related to healthcare services required by that patient group, including services not provided by the Company. Since the Company controls the primary care physician services provided to enrolled members, the Company acts as a principal. The gross fees under these contracts are reported as revenue and the cost of provider care is included in third-party medical costs. Neither the Company nor any of its affiliates is a registered insurance company because state law in the states in which they operate does not require such registration for risk-bearing providers.
Since contractual terms across these arrangements are similar, the Company groups them into one portfolio. The Company identifies a single performance obligation to stand-ready to provide healthcare services to enrolled members. Capitated revenues is
recognized in the month in which the Company is obligated to provide medical care services. The transaction price for the services provided depends upon the pricing established by the Centers for Medicare & Medicaid (“CMS”) and includes rates that are based on the cost of medical care within a local market and the average utilization of healthcare services by the members enrolled. The transaction price is variable since the rates are risk adjusted for projected health status (acuity) of members and demographic characteristics of the enrolled members. The risk adjustment to the transaction price is presented as the Medicare Risk Adjustment (“MRA”) within accounts receivable on the accompanying condensed consolidated balance sheets. The fees are paid on an interim basis based on submitted enrolled member data for the previous year and are adjusted in subsequent periods after the final data is compiled by the CMS.
In 2020, the Company entered into multi-year agreements with Humana, Inc. (“Humana”), a managed care organization, to provide services only to members covered by Humana in certain centers. The agreements contain an administrative

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO
 INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

payment from Humana in exchange for the Company providing certain care coordination services during the contract term. The care coordination payments are refundable to Humana on a pro-rata
basis if the Company ceases to provide services at the centers within the specified contract term. The Company identified one performance obligation to stand-ready to provide care coordination services to patients and will recognize revenue ratably over the contract term. Care coordination revenues is included in other revenue along with other ancillary healthcare revenues.
Fee-for-service
revenue is generated from primary care services provided in the Company’s medical centers. During an office visit, a patient may receive a number of medical services from a healthcare provider. These healthcare services are not separately identifiable and are combined into a single performance obligation. The Company recognizes fee-for-service
revenue at the net realizable amount at the time the patient is seen by a provider, and the Company’s performance obligation to the patient is complete.
Pharmacy revenues is generated from the sales of prescription medication to patients. These contracts contain a single performance obligation. The Company satisfies its performance obligation and recognizes revenue at the time the patient takes possession of the merchandise.
The Company’s revenue from its revenue streams described in the preceding paragraphs for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,
(in thousands)	2021		2020
	Revenue $	Revenue %	Revenue $	Revenue %
Capitated revenue:
Medicare	$334,700	85.1%	$129,385	75.6%
Other capitated revenue	44,510	11.4%	34,542	20.2%

Total capitated revenue	379,210	96.5%	163,927	95.8%

Fee-for-service and other revenue:
Fee-for-service	4,389	1.1%	1,246	0.7%
Pharmacy	8,217	2.1%	5,718	3.3%
Other	1,347	0.3%	315	0.2%

Total fee-for-service and other revenue	13,953	3.5%	7,279	4.2%

Total revenue	$393,163	100.0%	$171,206	100.0%

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO
 INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30,
	2021		2020
(in thousands)	Revenue $	Revenue %	Revenue $	Revenue %
Capitated revenue:
Medicare	$561,079	83.3%	$235,395	76.8%
Other capitated revenue	85,182	12.7%	56,248	18.4%

Total capitated revenue	646,261	96.0%	291,643	95.2%

Fee-for-service and other revenue:
Fee-for-service	8,937	1.3%	3,011	1.0%
Pharmacy	15,523	2.3%	11,054	3.6%
Other	2,577	0.4%	796	0.2%

Total fee-for-service and other revenue	27,037	4.0%	14,861	4.8%

Total revenue	$673,298	100.0%	$306,504	100.0%

As the performance obligations from the Company’s revenues recognized at a point in time and the revenues recognized over time relate to contracts with a duration of one year or less, the Company elected the practical expedient in ASC
606-10-50-14(a)
which provides relief from the requirement to disclose the transaction price for remaining performance obligations at the end of each reporting period and the requirement to disclose when the Company expects to recognize the related revenue. The Company has de minimis performance obligations remaining at the end of the reporting period as patients are not contractually obligated to continue to receive medical care from the network of providers.
Third-Party Medical Costs
Third-party medical costs primarily consist of all medical expenses paid by the health plans or CMS, including inpatient and hospital care, specialists, and medicines for which the Company bears risk.
Direct Patient Expense
Direct patient expense primarily consists of costs incurred in the treatment of the patients, including the compensation related to medical service providers and technicians, medical supplies, purchased medical services, drug costs for pharmacy sales, and payments to third-party providers.
Third-party medical costs and direct patient expense collectively represent the cost of services provided.
Significant Vendor
The Company’s primary provider of pharmaceutical drugs and pharmacy supplies accounted for approximately 96%
and 100% of the Company’s pharmaceutical drugs and supplies expense for the three and six months ended June 30, 2021, and 2020 respectively. As a result of the University acquisition, described in Note 3, “
Business Acquisitions
”, the Company obtained another

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO
 INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

pharmaceutical vendor providing an insignificant amount of inventory.
Concentration of Risk
Contracts with three of the HMOs accounted for approximately 64.9% and 68.6% of total revenues for the three and six months ended June 30, 2021, respectively, and approximately 60.0% of total accounts receivable as of June 30, 2021. Contracts with three of the HMOs accounted for approximately 68.0% and 65.1% of total revenues for the three and six months ended June 30, 2020, respectively, and approximately 67.1% of total accounts receivable as of December 31, 2020. The loss of revenue from these contracts could have a material adverse effect on the Company.
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash deposits in excess of the Federal Deposit Insurance Corporation insured limit of $0.3 million. At times, such cash balances may be in excess of insured amounts.
Cash and Restricted Cash
Cash and cash equivalents are highly liquid investments purchased with original maturities of three months or less. During the second quarter of 2021, two health plans required the Company to maintain restricted cash balances for an aggregate amount of $0.6 million. These restricted cash balances are included within the caption cash and restricted cash in the accompanying condensed consolidated balance sheets.
Inventory
Inventory consists entirely of pharmaceutical drugs and is valued at the lower of cost (under the first-in,
first-out
method) or net realizable value.
Accounts Receivable, Net of Unpaid Service Provider Costs
Accounts receivable are carried at amounts the Company deems collectible. Accordingly, an allowance is provided in the event an account is considered uncollectible. As of June 30, 2021 and December 31, 2020, the Company believes no allowance is necessary. The ultimate collectability of accounts receivable may d
i
ffer from amounts estimated. The period between the time when the service is performed by the Company and the fees are received is usually one year or less and therefore, the Company elected the practical expedient under ASC
606-10-32-18
and did not adjust accounts receivable for the effect of a significant financing component.
Included in accounts receivable are Medicare Risk Adjustment (“MRA”) receivables which is an estimate derived from adjustments based on the health status of members and demographic characteristics of the plan. The health status of members is
used to determine a risk score which is actuarially determined by comparing what was received from the CMS and what should have been received based on the health status of the enrolled member. Our accounts receivable includes
$82.0 million and $18.1 million as of June 30, 2021 and December 31, 2020, respectively, for MRA receivables.

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO
 INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of June 30, 2021 and December 31, 2020, the Company’s accounts receivable are presented net of the unpaid service provider costs. A right of offset exists when all of the following conditions are met: 1) each of the two parties owed the other determinable amounts; 2) the reporting party has the right to offset the amount owed with the amount owed to the other party; 3) the reporting party intends to offset; and 4) the right of offset is enforceable by law. The Company believes all of the aforementioned conditions existed as of June 30, 2021 and December 31, 2020.
Accounts receivable balances are summarized below:

	As of,
(in thousands)	June 30, 2021	December 31, 2020
Accounts receivable	$130,641	$113,089
Medicare risk adjustment	82,030	18,144
Unpaid service provider costs	(80,840)	(54,524)

Accounts receivable, net	$131,831	$76,709

Activity in unpaid service provider cost for the six months ended June 30, 2021 and 2020 is summarized below:

	For the six months ended June 30,
(in thousands)	2021	2020

Balance as at January 1,	$54,524	$19,968
Incurred related to:
Current year	305,665	147,031
Prior years	(519)	(5,429)

	305,146	141,602
Paid related to:
Current year	224,825	79,331
Prior years	54,005	41,418

	278,830	120,749

Balance as at June 30,	$80,840	$40,821

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO
 INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The foregoing reconciliation reflects a change in estimate during the six months ended June 30, 2021 and June 30, 2020
related to unpaid service provider costs of approximately $0.5 million and $5.4 million, respectively. The change is primarily attributable to favorable claims development driven by lower than expected utilization levels.
Unpaid Service Provider Cost
Provider costs are accrued based on the date of services rendered to members, based in part on estimates, including an accrual for medical services incurred but not reported (“IBNR”). Liabilities for IBNR are estimated using standard actuarial methodologies including the Company’s accumulated statistical data, adjusted for current experience. These actuarially determined estimates are continually reviewed and updated. Differences between estimated IBNR and actual amounts incurred are adjusted as an increase or decrease to service provider cost in the condensed consolidated statements
of operation in the period they become known.
The Company believes the amounts accrued to cover claims incurred and unpaid as of June 30, 2021 and December 31, 2020 are adequate. However, as the amount of unpaid service provider cost is based on estimates, the ultimate amounts paid to settle these liabilities might vary from recorded amounts, and these differences may be material.
The Company maintains a provider excess loss insurance policy to protect against claim expenses exceeding certain levels that were incurred by the Company on behalf of members. As of June 30, 2021 and December 31, 2020, the Company’s excess loss insurance deductible was $0.1 million and maximum coverage was $2.0 million per member per calendar year. The Company recorded excess loss insurance premiums of $1.8 million and $3.5 million, and insurance reimbursements of $0.8 million and $1.8 million, for the three and six months ended June 30, 2021, respectively. The Company recorded excess loss insurance premiums of $1.2 million and $2.3 million, and no insurance reimbursements, for the three and six months ended June 30, 2020, respectively. The Company recorded these amounts on a net basis in the caption third-party medical costs in the accompanying condensed consolidated statements of operations. The Company records excess loss insurance recoveries in accounts receivable on the accompanying condensed consolidated balance sheets. As of June 30, 2021 and December 31, 2020, the Company recorded insurance recoveries of $1.5 million and $2.5 million, respectively.
Debt Issuance Costs
Debt issuance costs represent fees incurred by the Company in connection with securing funding from a lender. These are lender fees and third-party professional fees that would not have been incurred if the Company did not pursue and secure financing. In circumstances where an embedded derivative is bifurcated from a host credit agreement and recorded as a standalone instrument at fair value, the debt issuance costs will reflect the initial fair value of such derivative. At inception of a credit agreement, these debt issuance costs are capitalized and presented net against the carrying amount of the related debt liabilities in the accompanying condensed consolidated balance

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO
 INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

sheets. Following recognition, they are amortized over the term of their related credit agreement through interest expense in the accompanying statements of operations through the effective interest method. In instances where there is no related debt drawn or outstanding, the debt issuance costs are presented in prepaid and other current assets and other assets on the accompanying condensed consolidated balance sheets.
As of June 30, 2021 and December 31, 2020, the Company recorded capitalized deferred issuance cost balances of $16.8 million and $24.9 million, respectively, in the accompanying condensed consolidated balance sheets, as described
in Note 10, “
Long-Term Debt
”. Of the balance as of June 30, 2021, $16.1 million is included in the caption notes payable, net of current portion and debt issuance costs, $0.2 million in prepaid expenses and other current assets, and $0.5 million in other assets on the accompanying condensed consolidated balance sheets. Of the balance as of December 31, 2020, $18.5 million is included in the caption notes payable, net of current portion and debt issuance costs,
$5.8
million in prepaid expenses and other current assets, and
$0.6

million in other assets on the accompanying condensed consolidated balance sheets.
As described in Note 10,
“Long-Term Debt”
,
Term Loan 3 (as defined below) was partially repaid by the Company on June 3, 2021. The Company’s partial extinguishment of this Term Loan consisted of a cash payment to the lender for (1) $400.0 million of the outstanding principal amount, and (2) the outstanding accrued interest. The Company recorded a loss on extinguishment of debt of $13.2 million which related to unamortized debt issuance costs.
The Company recorded $1.1 million and $3.3 million of amortization of deferred financing costs for the three and six months ended June 30, 2021, respectively. The Company recorded amortization expense of $0.8 million and $0.8 million for the three and six months ended June 30, 2020. Amortization expense is reflected under the caption interest expense in the accompanying condensed consolidated statements of operations.
Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation and amortization. The Company capitalizes asset purchases as well as major improvements that extend the useful life or add functionality in amounts greater than one thousand dollars. Depreciation and amortization are computed using the straight-line method over the life of the assets, ranging from three to fifteen years. Leasehold improvements are amortized over the shorter of the estimated useful life of 15 years or the term of the lease.
Repairs and maintenance are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized. When property and equipment are retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation and amortization are removed from the accounts and any gain or loss is included in the accompanying condensed consolidated statements of operations.
Impairment of Long-Lived Assets
The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO
 INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.
Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets acquired. The goodwill arising from acquisitions is a r
e
sult of synergies that are expected to be derived from elimination of duplicative costs and the achievement of economies of scale. The Company assesses goodwill for impairment on an annual basis and between tests if events occur or circumstances exist that would reduce the fair value of a reporting unit below its carrying amount. The Company performs its annual assessment on the first of October. Goodwill is evaluated for impairment at the reporting unit level. The Company has identified a single reporting unit. First, the Company performs a qualitative analysis to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value and a quantitative impairment test is required. If required, the Company applies the quantitative test to identify and measure the amount of impairment by comparing the fair value of the reporting unit, which the Company estimates on an income approach using the present value of expected future cash flows of the reporting unit to its carrying value.
The Company considered the effect of the
COVID-19
pandemic on its business and the overall economy and resulting impact on its goodwill. As of October 1, 2020, the Company performed a quantitative goodwill impairment test and did not identify impairment to goodwill. There was no impairment to goodwill during the six months ended June 30, 2021 and 2020.
Intangibles, Net
The Company’s intangibles consist of trade names, brand,
non-compete,
and customer, payor, and provider relationships. The Company amortizes its intangibles using the straight-line method over the estimated useful lives of the intangible, which ranges from 1 through 20 years. Intangible assets are reviewed for impairment in conjunction with long-lived assets.
Deferred Rent
Minimum rent, including fixed escalations, is recorded on a straight-line basis over the lease term. The lease term commences when the Company takes possession of the leased premises and, in most cases, ends upon expiration of the initial non-cancelable
term. When a lease provides for fixed escalations of the minimum rental payments during the lease term, the difference between the recorded straight-line rent and the amount payable under the lease is recognized as deferred rent obligation.
Professional and General Liability
As a healthcare provider, the Company is subject to medical malpractice claims and lawsuits. The Company may also be liable, as an employer, for the negligence of healthcare professionals it employs or the healthcare

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO
 INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

professionals it engages as independent contractors. To mitigate a portion of this risk, the Company maintains medical malpractice insurance, principally on a claims-made basis, with a reputable insurance provider. This policy contains a retroactive feature which covers claims incurred at the sites the Company operates, regardless if the claim was filed after the site’s respective policy term. The policy contains various limits and deductibles.
Loss contingencies, including medical malpractice claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable, and an amount or range of loss can be reasonably estimated.
The Company maintains a malpractice insurance policy with a coverage limit of $1.0 million per occurrence and $3.0 million aggregate coverage, with an umbrella policy coverage of $5.0 million. Any amounts over that threshold, or for which the insurance policy will not cover, will be borne by the Company and may materially affect the Company’s future consolidated financial position, results of operations, and cash flows. As of June 30, 2021 and December 31, 2020, the Company has recorded claims liabilities of $0.4 million and $0.1 million, respectively, in other liabilities. Insurance recoverables were immaterial as of June 30, 2021 and December 31, 2020, and are recorded in other assets on the accompanying condensed consolidated balance sheets.
Advertising and Marketing Costs
Advertising and marketing costs are expensed as incurred. Advertising and marketing costs expensed totaled approximately $3.1 million and $1.2 million for the three months ended June 30, 2021 and 2020, respectively, and $5.6 million and $2.6 million for the six months ended June 30, 2021 and 2020, respectively. Advertising and marketing costs are included in the caption selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.
Management Estimates
The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions based on available information. Such estimates are based on historical experience and other assumptions that are considered appropriate in the circumstances. However, actual results could differ from those estimates and these differences may be material. Significant estimates made by the Company include, but are not limited to, fair value allocations for intangible assets acquired as part of the Company’s numerous acquisitions, recoverability of goodwill and intangibles, fair value of contingent considerations, unpaid service provider cost liability, and respective revenues and expenses related to these estimates for the years reported.
On March 11, 2020, the World Health Organization designated
COVID-19
as a global pandemic. The rapid spread of
COVID-19
around the world led to the shutdown of cities as national, state, and local authorities implemented social distancing, quarantine and self-isolation measures. The full extent to which the
COVID-19
pandemic will directly or indirectly impact the Company, future results of operations and financial condition will depend on future factors that are highly uncertain and cannot be accurately predicted. These factors include, but are not limited to, new information that may emerge concerning
COVID-19,
the scope and duration of business closures and restrictions, government-imposed or recommended suspensions of elective procedures, and expenses required for

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO
 INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

supplies and personal protective equipment. Due to these and other uncertainties, management cannot estimate the length or severity of the impact of the pandemic on the Company. Additionally, because of the Company’s business model, the full impact of the
COVID-19
pandemic may not be fully reflected in the Company’s results of operations and overall financial condition until future periods. The impact of COVID-19 variants cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of the
COVID-19
vaccines against COVID-19 variants, and the response by the governmental bodies and regulators. Management will continue to closely evaluate and monitor the nature and extent of these potential impacts to the Company, results of operations, and liquidity.
Income Taxes
The acquisition of PCIH was implemented through an “Up-C” structure. Prior to the closing of the Business Combination, Jaws was reincorporated in the State of Delaware and became a U.S domestic corporation named Cano Health, Inc. Merger Sub, a wholly owned subsidiary of Jaws, merged with and into PCIH, with PCIH as the surviving company in the merger. The Seller, the former sole owner and managing member of PCIH, holds approximately
64.3% of voting rights in Cano Health, Inc. and 64.3% of economic rights in PCIH, while the former stockholders of Jaws and PIPE
Investors
hold approximately 35.7% of economic and voting rights in Cano Health, Inc. and 35.7% of economic and 100% of managing rights in PCIH. Subsequent to the closing of the Business Combination, income attributable to Cano Health, Inc. will be taxed under Subchapter C while PCIH will continue to be treated as a partnership for tax purposes.
Prior to the close of the Business Combination, the Company was treated as a partnership for U.S. income tax purposes, whereby earnings and losses were included in the tax return of its members and taxed depending on the members’ tax situation. While the overall entity was previously treated as a partnership, the Company established in 2019 a subsidiary group that was taxed under Subchapter C with immaterial operations in 2019. The operations of the subsidiary group are conducted through a legal entity domiciled in Puerto Rico. The subsidiary group is subject to Puerto Rico and U.S. Federal taxes and Florida State taxes. Refer to Note 17,
“Income Taxes”
, for further details.
The Company recognizes and measures tax positions taken or expected to be taken in its tax return based on their technical merit and assesses the likelihood that the positions will be sustained upon examination based on the facts, circumstances and information available at the end of each period. Interest and penalties on tax liabilities, if any, would be recorded in the captions interest expense and other expenses, respectively, in the condensed consolidated
statements of operations.
The U.S. Federal jurisdiction and the State of Florida are the major tax jurisdictions where the Company files income tax returns. The Company is generally subject to U.S. Federal or State examinations by tax authorities for all years since inception.

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO
 INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Recent Accounting Pronouncements
In February 2016, the FASB established Topic 842, “
Leases”,
by issuing
ASU
No. 2016-02,
which requires lessees to recognize leases
on-balance
sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU
No. 2018-01,
“
Land Easement Practical Expedient for Transition to Topic 842”
, ASU
No. 2018-10,
“
Codification Improvements to Topic 842, Leases”,
ASU
No. 2018-11,
“
Targeted Improvements”
, and ASU
No. 2018-20,
“
Leases (Topic 842): Narrow-Scope Improvements for Lessors”
(collectively referred to as “ASC 842”). ASC 842 establishes a right of use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations.
Under ASC 842, a modified retrospective transition approach is required, and entities may choose to use either the effective date or the beginning of the earliest period presented in the financial statements as the date of initial application, with certain practical expedients available. The Company is in the process of evaluating the practical expediency options for adoption. ASC 842 is effective for fiscal years beginning after December 15, 2021 and for interim periods within fiscal years beginning after December 15, 2022, with early application permitted, and the Company expects to adopt the new standard on the effective date or the date it no longer qualifies as an emerging growth company, whichever is earlier.
The Company has identified and contracted with a software vendor for the technology to support compliance with the ASU. In addition, the Company is in the process of identifying the complete population of leases, which includes testing over contracts for any potential embedded leases. Based on the provisions of the ASU, the Company anticipates a material increase in both assets and liabilities when the current operating lease contracts are recorded on the balance sheet. The Company does not yet have a dollar estimate of the impact; however, the Company does not anticipate the update having a material effect on its condensed consolidated statements of operations or cash flows.
In June 2016, the FASB issued ASU
No. 2016-13,
Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments,
which is intended to improve financial reporting by requiring earlier recognition of credit losses on certain financial assets. The standard replaces the current incurred loss impairment model that recognizes losses when a probable threshold is met with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. The standard has been further refined through subsequent releases by the FASB, including the extension of the effective date. As amended by ASU
No. 2019-10,
the standard is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those annual periods, with early adoption permitted, and the Company expects to adopt ASU on the effective date or the date it no longer qualifies as an emerging growth company, whichever is earlier. The Company is currently evaluating the effect that the standard will have on its condensed consolidated financial statements and related disclosures. The Company does not anticipate the update to have a material effect on the Company’s condensed consolidated statements
of operations or cash flows.
In June 2018, the FASB issued ASU
No. 2018-07,
Compensation – Stock Compensation (“Topic 718”)
, which expands the scope of share-based compensation guidance to include share-based payment transactions for acquiring goods and services from nonemployees. The FASB has also issued an amendment to this update to include share-based payment awards granted to a customer. The update is effective for fiscal years beginning after December 15, 2019 and for interim periods within fiscal years beginning after December 15, 2020. The Company adopted the standard on January 1, 2020 and it did not have a material effect on its condensed consolidated financial statements.
In August 2018, the FASB issued ASU
No. 2018-13,
Fair Value Measurement (“Topic 820”): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement
, which simplifies the fair value measurement disclosure requirements, including removing certain disclosures related to transfers between fair value

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO
 INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

hierarchy levels and adds certain disclosures to related level 3 investments. The update is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. The Company adopted the standard on January 1, 2020 and it did not have a material effect on its condensed consolidated financial statements.
In October 2018, the FASB issued ASU
2018-17,
Consolidation (“Topic 810”) — Targeted Improvements to Related Party Guidance for Variable Interest Entities
. The ASU creates a n
e
w private company accounting alternative in
U.S.
 GAAP that allows a private company to not apply the VIE guidance to legal entities under common control if both the common control parent and the legal entity being evaluated for consolidation are not public business entities and other criteria are met. The new guidance also changes how all entities that apply the VIE guidance evaluate decision-making fees. For entities other than private companies, the guidance on decision-making fees is effective for annual periods beginning after December 15, 2019, and interim periods therein. The guidance is effective for private companies for annual periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Early adoption is permitted, including in an interim period. The Company does not expect the update to have a material effect on its condensed consolidated financial statements.
In December 2019, the FASB issued
ASU 2019-12,
Income Taxes (Topic 740), “Simplifying the Accounting for Income Taxes.” This new standard simplifies various aspects related to the accounting for income taxes. The standard removes certain exceptions to the general principles in Topic 740 and also clarifies and modifies existing guidance to improve consistent application of Topic 740. The Company adopted this standard effective January 1, 2021 with no material impact to its condensed consolidated financial statements.

3.	BUSINESS ACQUISITIONS
The Company made the following
acquisitions
in order to expand its geographical footprint and expand its member base.
University Health Care and its affiliates
On June 11, 2021, the Company acquired University Health Care and its affiliates
(collectively, “
University”). The purchase price totaled $
611.1
 million
,
of which
$
541.5
 million was paid in cash,
$
9.6

million in contingent consideration from forfeited acquisition add-ons
based on terms negotiated by University prior to closing, and
$
60.0
 million in
4,055,698
 of the Company’s Class A common stock. University sellers entered into non-compete
agreements with the Company. The Company recorded
non-compete
intangible assets totaling
$
45.2
 million with a weighted-average amortization period of
five
years
.

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO
 INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The purchase price has been allocated to accounts receivable, net of unpaid service provider costs, inventory, property and equipment, payor relationships, non-compete
intangibles
, other acquired intangibles, other assets, goodwill, and accounts payable and accrued expenses. The portion of the purchase price that is allocated to the non-compete
is not considered part of the consideration transferred to acquire the business and is accounted for separately. The following table provides the allocation of the purchase price:

(in thousands)
Accounts receivable, net of unpaid service provider costs	$2,217
Inventory	264
Property and equipment, net	1,636
Payor relationships	175,172
Non-compete intangibles	45,191
Other acquired intangibles	113,237
Other assets	116
Goodwill	273,427
Accounts payable and accrued expenses	(140)

Total purchase price, including non-compete intangibles	$611,120

The other acquired intangibles include $110.4 million for the University brand and $2.9 million
for provider relationships. Total revenues and net income attributable to the assets acquired in the University acquisition were approximately $30.6 million and $16.1 million, respectively, for the three and six months ended June 30, 2021.
HP Enterprises II, LLC and related entities
On June 1, 2020, the Company acquired all of the assets of HP Enterprises II, LLC and related entities
(collectively, “Healthy Partners”).
The purchase price totaled $195.4 million of which $149.3 million was paid in cash (including $18.0 million paid to an escrow agent, of which $17.1 million was released on January 13, 2021 and $0.9 million is to be released on June 1, 2022), and

$30.0 million in
 923,076
Class A-4
Units of Primary Care (ITC)
Intermediate Holdings,
 LLC’s securities. The remaining amount of $16.1 million related to payment reconciliations was held back, and is due no later than five days following January 31, 2022. The physicians entered into employment agreements with the Company and these agreements include covenants not to compete. The Company recorded non-compete
intangible assets totaling $1.0 million with a weighted-average amortization period of five years.
The purchase price has been allocated to property and equipment, non-compete
intangibles, acquired intangibles, goodwill, and other assets. The portion of the purchase price that is allocated to the non-compete
is not considered part of the consideration transferred to acquire the business and is accounted for separately. The following table provides the allocation of the purchase price:

(in thousands)
Property and equipment	$2,409
Non-compete intangibles	1,022
Acquired intangibles	117,014
Goodwill	74,852
Other assets	87

Total purchase price, including non-compete intangibles	$195,384

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO
 INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The acquired intangible assets include $20.6 million for the
Healthy Partners
brand and payor relationships amounting to $96.4 million. Total revenues attributable to the assets acquired in the
Healthy Partners
acquisition were approximately $98.7 million and $179.0 million for the three months and six months ended June 30, 2021, respectively, and approximately $33.6 million and $33.6 million for the three months and six months ended June 30, 2020, respectively. Net income attributable to the assets acquired in the
Healthy Partners
acquisition was approximately $10.3 million and $23.3 million for the three months and six months ended June 30, 2021, respectively, and approximately $2.2 million for the three months and six months ended June 30, 2020.
Primary Care Physicians and
related entities
On January 2, 2020, the Comp
a
ny acquired all of the assets of Primary Care Physicians and related entities
( collectively “
PCP”). The purchase price totaled $60.2 million
,
of which $53.6 million was paid in cash and $4.0 million was paid in 123,077
Class A-4
Units of Primary Care (ITC)
Intermediate
Holdings, LLC. The remaining amount includes $1.5 million related to the pay-down
of debt, and $1.1 million related to the
pay-down
of accounts payable and accrued expenses of PCP. The physicians entered into employment agreements with the Company and these agreements included covenants not to compete. The Company recorded non-compete
intangible assets totaling $0.8 million with a weighted-average amortization period of three years.
The purchase price has been allocated to cash and cash equivalents, accounts receivable, inventory, property and equipment, non-compete
intangibles, acquired intangibles, goodwill, and accounts payable. The portion of the purchase price that is allocated to the non-compete
is not considered part of the consideration transferred to acquire the business and is accounted for separately. The following table provides the allocation of the purchase price:

(in thousands)
Cash and cash equivalents	$191
Accounts receivable	486
Inventory	155
Property and equipment	1,518
Non-compete intangibles	846
Acquired intangibles	43,549
Goodwill	13,738
Accounts payable	(274)

Total purchase price, including non-compete intangibles	$60,209

The acquired intangible assets include $4.0 million for the PCP brand and payor relationships amounting to $39.5 million. Total revenues attributable to the assets acquired in the PCP acquisition were approximately $12.8 million and $4.2 million for the three months ended June 30, 2021 and 2020, respectively, and $23.6 million and $12.6 million for the six months ended June 30, 2021 and 2020, respectively. Net income attributable to the assets acquired in the PCP acquisition was $5.1 million and $0.5 million for the three months ended June 30, 2021 and 2020, respectively, and $8.1 million and $3.7 million for the six months ended June 30, 2021 and 2020, respectively.

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO
 INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The net effect of acquisitions to the Company’s assets and liabilities and reconciliation of cash paid for net assets acquired for the six months ended June 30, 2021 and 2020, including amounts related to acquisitions not disclosed above, was as follows:

	Six Months Ended June 30,
(in thousands)	2021	2020
Assets Acquired
Accounts receivable	$185	$486
Other assets	2,601	433
Property and equipment	2,128	4,012
Goodwill	311,963	89,976
Intangibles	372,210	162,536

Total assets acquired	689,087	257,443

Liabilities Assumed
Due to sellers	295	16,288
Contingent consideration	9,600	—
Other liabilities	1,616	1,530

Total liabilities assumed	11,511	17,818

Net Assets Acquired	677,576	239,625
Issuance of Parent equity in connection with acquisitions	60,000	34,300

Acquisitions of subsidiaries, including non-compete intangibles, net of cash acquired	$617,576	$205,325

Pro forma information is not presented for all of the Company’s acquisitions during the three months and six months ended June 30, 2021 and 2020 as the information is unavailable for those businesses acquired. Historical financial results were impractical to obtain as those businesses did not prepare financial statements historically. The following unaudited pro forma financial information summarizes the combined results of operations for the Company and its acquisitions of University and HP, as if the companies were combined as of January 1, 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Revenue	$446,873	$281,597	$815,143	$582,482

Net income (loss)	$15,940	$7,821	$22,096	$21,073

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	PROPERTY AND EQUIPMENT, NET
The following is a summary of property and equipment, net and the related useful lives as of June 30, 2021 and December 31, 2020:

		As of
(in thousands)		June 30, 2021	December 31, 2020
Assets Classification	Useful Life
Leasehold improvements	Lesser of lease term or 15 years	$29,779	$25,021
Machinery and equipment	3-12 years	11,012	8,288
Automobiles	3-5 years	6,546	4,900
Computer and equipment	5 years	5,376	4,475
Furniture and equipment	3-7 years	2,876	2,390
Construction in progress		6,582	4,155

Total		62,171	49,229
Less: Accumulated depreciation and amortization		(15,813)	(11,103)

Property and equipment, net		$46,358	$38,126

Depreciation expense was $2.5 million and $1.4 million for the three months ended June 30, 2021 and 2020, respectively, and $4.7 million and $2.7 million for the six months ended June 30, 2021 and 2020, respectively. The Company paid a related party for construction in progress and leasehold improvements totaling $1.1 million and $1.2 million for the three months ended June 30, 2021 and 2020, respectively, and totaling $2.5 million and $3.2 million for the six months ended June 30, 2021 and 2020, respectively. The Company had $0.1 million due from the related party as of June 30, 2021 and $0.1 million due to the related party as of December 31, 2020, respectively, related to the construction in progress and leasehold improvements. These payments are included in the caption accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.
The Company records construction in progress related to vehicles, computer equipment, medical equipment, furniture, and fixtures that have been acquired but have not yet been placed in service as of the reporting date, as well as leasehold improvements currently in progress.

5.	GOODWILL AND INTANGIBLES, NET
As of June 30, 2021, the Company’s total intangibles, net consisted of the following:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles:
Trade names	$1,409	$(708)	$701
Brand	141,073	(3,618)	137,455
Non-compete	54,061	(4,791)	49,270
Customer relationships	880	(159)	721
Payor relationships	412,958	(17,773)	395,185
Provider relationships	6,988	(820)	6,168

Total intangibles, net	$617,369	$(27,869)	$589,500

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of December 31, 2020, the Company’s total intangibles, net consisted of the following:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles:
Trade names	$1,409	$(630)	$779
Brand	29,486	(2,171)	27,315
Non-compete	7,733	(3,373)	4,360
Customer relationships	880	(135)	745
Payor relationships	201,530	(11,960)	189,570
Provider relationships	4,119	(533)	3,586

Total intangibles, net	$245,157	$(18,802)	$226,355

The Company recorded amortization expense of $5.5 million and $2.6 million for the three months ended June 30, 2021 and 2020, respectively, and $9.1 million and $4.6 million for the six months ended June 30, 2021 and 2020, respectively.
Expected amortization expense for the Company’s existing amortizable intangibles for the next five years, and thereafter, as of June 30, 2021 is as follows:

Year ending December 31,	Amount (in thousands)
Remainder of 2021	$21,085
2022	41,278
2023	39,504
2024	38,305
2025	37,900
Thereafter	411,428

Total	$589,500

The Company identified one reporting unit for the annual goodwill impairment testing. No goodwill impairment was identified for the six months ended June 30, 2021 and 2020.

6.	CAPITAL LEASE OBLIGATIONS
The Company enters into
non-cancellable
capital lease agreements with third parties, bearing interest at rates ranging from 4.1% to 12.1%, and expiring through the year 2025. The assets and liabilities under the capital leases are recorded at the present value of the minimum lease payments. The assets are depreciated on a straight-line basis over the shorter of the lease term or the estimated useful lives. The assets under capital leases are included in the accompanying condensed consolidated balance sheets as property and equipment, net, with a gross asset value of $4.8 million and $4.2 million, and accumulated depreciation of $1.6 million and $1.5 million, as of June 30, 2021 and December 31, 2020, respectively. The depreciation of capital leases is included in depreciation and amortization.

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Future minimum lease payments under the capital leases as of June 30, 2021 are due as noted below:

Year ending December 31,	Amount (in thousands)
Remainder of 2021	$601
2022	1,110
2023	778
2024	472
2025	36

Total minimum lease payments	2,997
Less: amount representing interest	(352)

2,645
Less: current maturities	(978)

Total	$1,667

Future minimum lease payments under the capital leases as of December 31, 2020 are due as noted below:

Year ending December 31,	Amount (in thousands)
2021	$1,038
2022	919
2023	586
2024	271

Total minimum lease payments	2,814
Less: amount representing interest	(358)

2,456
Less: current maturities	(876)

$1,580

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	EQUIPMENT LOANS
The Company has entered into various equipment loans to finance the purchases of property and equipment. Equipment loans were as follows as of June 30, 2021 and December 31, 2020:

	As of,
(in thousands)	June 30, 2021	December 31, 2020
Notes payable bearing interest at 17.2%; due July 2022, secured by certain property and equipment	$36	$51
Notes payable bearing interest at 12.5%, 12.8%, and 11.0%; all due June 2023, all secured by certain property and equipment	47	82
Notes payable bearing interest at 10.68%; due June 2023, secured by certain property and equipment	67	58
Notes payable bearing interest at 7.24%; due April 2025, secured by certain property and equipment	82	92
Notes payable bearing interest at 4.15%; due December 2024, secured by certain property and equipment	800	904
Other equipment financing	183	—

	1,215	1,187
Less: Current portion	(324)	(314)

	$891	$873

8.	CONTRACT LIABILITIES
As further explained in Note 14, “
Related Party Transactions”
,
in the third quarter of 2020, the Company entered into an agreement with Humana under which they receive administrative payments in exchange for providing care coordination services at Humana Affiliate Provider (“HAP”) clinics over the term of such agreement.
The Company’s contract liabilities balance related to these payments from Humana was $5.9 million and $5.3 million as of June 30, 2021 and December 31, 2020, respectively. The short-term portion is recorded in deferred revenue and the long-term portion is recorded in deferred revenue, net of current portion. The Company recognized $0.3 million and $0.6 million in revenue from contract liabilities recorded during the three months and six months ended June 30, 2021, respectively.

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A summary of significant changes in the contract liabilities balance during the period is as follows:

(in thousands)	For the three months ended June 30, 2021
Balance as at March 31, 2021	$6,264
Increases due to amounts collected	—
Revenues recognized from current period increases	(328)

Balance as at June 30, 2021	$5,936

(in thousands)	For the six months ended June 30, 2021
Balance as at January 1, 2021	$5,265
Increases due to amounts collected	1,300
Revenues recognized from current period increases	(629)

Balance as at June 30, 2021	$5,936

Of the June 30, 2021 contract liabilities balance, the Company expects to recognize as revenue $0.7 million in the remainder of 2021, $1.7 million in 2022, $1.7 million in 2023, $1.5 million in 2024, and $0.3 million in 2025.

9.	REVOLVING CREDIT FACILITY
On November 23, 2020, the Company entered into a credit agreement
 (“Credit Agreement”)
with Credit Suisse AG (“Credit Suisse”), and prepaid and terminated its existing credit agreements (Note 10). The terminated revolving credit facility did not have any principal, accrued interest, or unamortized issuance cost amounts outstanding on November 23, 2020. The Company paid an immaterial termination fee and loss on extinguishment. Under the terms of the new Credit Suisse agreement, Credit Suisse provided the Company a revolving line of credit in the amount of $30.0 million. The revolving line of credit also provided the Company with the ability to issue letters of credit to third parties in exchange for certain fees; the face amount of such letters of credit will reduce available capacity under the revolving line of credit on a dollar-for-dollar
basis. As of June 30, 2021, no amounts were drawn from the revolving line of credit and its available balance was $26.3 million. As of June 30, 2021, the Company had two letters of credit outstanding in favor of two third parties in the amounts of $0.9 million and $2.9 million, respectively. As of December 31, 2020, no amounts were drawn from the revolving line of credit and its available balance was $30.0 million. As of December 31, 2020, no letters of credit were issued. As of June 30, 2021, the revolving line of credit bore interest at, and issued letters of credit were subject to fees equal to, the London interbank offered rate (“LIBOR”) plus 4.5%.

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	LONG-TERM DEBT
The Company’s notes payable were as follows as of June 30, 2021 and December 31, 2020:

Long-Term Debt	As of,
(in thousands)	June 30, 2021	December 31, 2020
Term loan 3	$168,174	$480,000
Term loan 4	294,263	—
Delayed draw term loans	84,991	—
Less: Current portion of notes payable	(5,488)	(4,800)

	541,940	475,200
Less: debt issuance costs	(16,110)	(18,455)

Notes payable, net of current portion	$525,830	$456,745

Credit Facilities
The Company has entered into various credit and guaranty agreements (the “Credit Facilities”). Obligations under the Credit Facilities are secured by substantially all of the Company’s assets. The Credit Facilities contain financial covenants including required total first lien secured debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratios, which apply only if the Company has exceeded a certain amount drawn under its revolving line of credit . As of June 30, 2021, financial covenants did not apply.
Term Loan 1
On December 23, 2016, the Company entered into Term Loan 1, which bore interest at a variable rate equal to LIBOR plus an applicable margin (7.5% as of extinguishment on November 23, 2020, 8.0% as of June 30, 2020, and 6.3% as of December 31, 2019). Beginning on March 31, 2017, the Company was required to make quarterly principal payments, which escalated every two years, with the final payment due on June 2, 2025.
Following the issuance of Term Loan 3, Term Loan 1 was prepaid by the Company on November 23, 2020, which resulted in the Company’s legal relief from all obligations under Term Loan 1. The Company’s prepayment of Term Loan 1 consisted of a cash payment to the lender for (1) the outstanding principal, (2) the outstanding accrued interest, and (3) legal and prepayment fees.
Term Loan 2
On June 1, 2020, the Company entered into a term loan agreement with another lender for up to $130.0 million. Borrowings under Term Loan 2 bore cash interest at a rate of 5.0%, payable quarterly, in addition to interest paid in-kind
(“PIK”) of 11.5% per annum. Principal and PIK interest were due on December 1, 2022.
Term Loan 2 contained specific features that required the Company to pay the lender a make-whole amount in the event of a change in control of the Company or the issuance of additional debt by the Company (each a “make-whole event”). The make-whole amount was calculated as the present value of the scheduled interest between the date of a make-whole event and December 1, 2021 by utilizing a discount rate per annum equal to the United States Treasury securities rate three days prior to the date of the make-whole event plus 0.5%. These features met the criteria to be bifurcated from the host agreement as embedded derivatives under the guidance in ASC 815. At the time the

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Company entered into Term Loan 2, the likelihood of a make-whole event was deemed more than remote and the Company determined these features contained substantial value to the lender. As such, the derivatives were bifurcated from the host agreement and recorded at the fair value on June 1, 2020 of $51.3 million. The embedded derivatives and the host agreement together represented the combined principal and interest obligations of the Company to the lender. The Company presented the embedded derivatives together with the debt obligation in the condensed consolidated balance sheets. The change in fair market value on embedded derivatives was $0.3 million for the three months and six months ended June 30, 2020, and was recorded under the caption change in fair value of embedded derivative in the accompanying condensed consolidated statements of operations.
Following the issuance of Term Loan 3, Term Loan 2 was prepaid by the Company on November 23, 2020 which resulted in the Company’s legal relief from all obligations under Term Loan 2. The Company’s prepayment of Term Loan 2 consisted of a cash payment to the lender for (1) the outstanding principal, (2) the outstanding accrued interest, and (3) legal and prepayment fees.
Term Loan 3
In conjunction with the Business Combination with Jaws, the Company entered into a
Credit Agreement
with Credit Suisse on November 23, 2020 under which Credit Suisse committed to extend credit to the Company in the amount of

$685.0 million. The
Credit Agreement
consists of (1) an initial term loan in the amount of $480.0 million (the “Initial Term Loan”), (2) delayed draw term loans (the “Delayed Draw Term Loans”) up to the aggregate amount of $175.0 million (the “Delayed Draw Term Commitments”), and (3) an initial revolving credit facility in the amount of $30.0 million (the “Initial Revolving Facility”).
Term

Loan 3 represents the principal amount of $480.0 million funded to the Company on November 23, 2020 by Credit Suisse. The Delayed Draw Term Commitments represents a commitment from Credit Suisse to provide an aggregate amount of $175.0 million in additional term loans to the Company after November 23, 2020. The Company is allowed to request Delayed Draw Term Loans in amounts greater than $5 million at any time between November 23, 2020 and the earliest to occur of (1) November 23, 2021, (2) the date upon which Credit Suisse meets the aggregate Delayed Draw Term Commitments amount via the issuance of Delayed Draw Term Loans, and (3) termination date of the
Credit Agreement
as triggered by an event of default or otherwise. The maturity date of the Initial Term Loan and any Delayed Draw Term Loans is November 23, 2027.
The Company is required to pay a commitment fee per annum (the “DDTL Ticking Fee”) on the unfunded Delayed Draw Term Commitments, depending on the days elapsed after December 15, 2020 (the “Ticking Fee Start Date”). The DDTL Ticking Fee is calculated on a
360-day
year and payable in arrears on the last business day of each calendar quarter. The DDTL Ticking Fee is as follows:

•	0% for the period commencing on the Ticking Fee Start Date until the date occurring 30 days thereafter.

•
50% of the applicable rate for Delayed Draw Term Loans maintained as Eurodollar borrowings for the period commencing on the 31st day after the Ticking Fee Start Date until the date occurring 60 days after the Ticking Fee Start Date.

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•	100% of the applicable rate for Delayed Draw Term Loans maintained as Eurodollar borrowings for the period commencing on the 61st day after the Ticking Fee Start Date thereafter.
The Company is subject to principal repayments due in arrears on the last business day of each calendar quarter equal to 0.25% of the initial principal amount outstanding for the Initial Term Loan and each Delayed Draw Term Loan, as applicable, based on the funding date of each Delayed Draw Term Loan if and when issued. Payments commenced on March 31, 2021. The outstanding amount of unpaid principal and interest associated with the Initial Term Loan and the Delayed Draw Term Loans is due on the maturity date of November 23, 2027. Prior to the maturity date, the Company may elect to prepay, in whole or in part, the Initial Term Loan and Delayed Draw Term Loans at any time without premium or penalty, other than in connection with certain repricing transactions and customary breakage costs.
The Company is also subject to mandatory prepayments on the Initial Term Loan and Delayed Draw Term Loans based on the occurrence of certain events after November 23, 2020 including, (1) an amount equal to a percentage between 50% and 0% of excess cash flow for the year ending December 31, 2021 based on the Company’s first lien net leverage ratio (calculated as total consolidated debt secured by a lien on any collateral divided by consolidated Adjusted EBITDA in accordance with U.S. GAAP) at December 31, 2021, due only if such calculated amount is greater than $3 million, (2) an amount equal to 100% of the net proceeds received in excess of $3 million individually in any fiscal year, or $10 million in the aggregate in any fiscal year, pertaining to the disposition of assets that are not reinvested in assets useful to the Company’s business within 18 months of the disposition date, (3) an amount equal to 100% of the net proceeds received from the issuance of non-permitted
indebtedness that is not intended to refinance the credit agreement with Credit Suisse, and (4) $400.0 million of the net cash proceeds received in a private placement of Class A common stock of the Company after the Business Combination with Jaws.
The Company maintains the right to choose between an applicable base rate (“ABR”) borrowing or a Eurodollar borrowing prior to the issuance of all credit by Credit Suisse. Interest is calculated on a
360-day
year, or a
365-day
year when Credit Suisse’s prime rate is utilized in an ABR borrowing, payable in arrears on the last business day of each calendar quarter (or, with respect to Eurodollar borrowings, on the last day of the applicable interest period, or, if the interest period is greater than three months, in three month intervals), and payable in arrears on the maturity date of each borrowing.
ABR borrowings are subject to interest at a rate per annum equal to (1) the greatest of (a) Credit Suisse’s prime rate in effect on such day, (b) the funds effective rate issued by the Federal Reserve Bank of New York in effect on such day plus 0.5%,
(c) the LIBOR rate for a one month interest period on such day, as adjusted via multiplication by the Credit Suisse’s statutory reserve rate and subject to a floor of 0.75% on the adjusted rate only for the Initial Term Loan and the Delayed Draw Term Loans, plus

1
%
,
and (d) solely with respect to the Initial Term Loans and Delayed Draw Term Loans
,

1.75
%,

plus (2) the applicable rate of (a)
3.75
% from between November 23, 2020 to the Closing Date of the Business Combination and (b)
3.5
% after the Closing Date of the Business Combination, provided that if the Company achieves a public corporate rating from Standard and Poor’s (“S&P”) of at least B and a public credit rating from Moody’s Investors Service (“Moody’s”) of at least B2, then for as long as such ratings remain in effect, a rate of
3.25
% shall be applicable.

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Eurodollar borrowings are subject to interest at a rate per annum equal to (1) the LIBOR Rate for a one month interest period on such day, as adjusted via multiplication by the Credit Suisse’s statutory reserve rate and subject to a floor of 0.75% on the adjusted rate only for the Initial Term Loan and the Delayed Draw Term Loans, plus (2) the applicable rate of (a) 4.75% and (b) 4.5% after the Closing Date of the Business Combination, provided that if the Company achieves a public corporate rating from S&P of at least B and a public credit rating from Moody’s of at least B2, then for as long as such ratings remain in effect, a rate of 4.25% shall be applicable. Prior to November 23, 2020, the Company elected to treat the Initial Term Loan and the Initial Revolving Facility as Eurodollar borrowings. The current stated interest rate for the Initial Term Loan and the Initial Revolving Facility is 5.5%. The effective interest rate for the Initial Term Loan is 6.2%. As of June 30, 2021, the Company’s Term Loan 3 and Delayed Draw Term Commitments bore interest of 5.25%.
Following the close of the Business Combination, the Company triggered the mandatory prepayment of $400.0 million of the outstanding principal on Term Loan 3 from the net cash proceeds received from the PIPE financing. The Company’s partial extinguishment of this Term Loan consisted of a cash payment to the lender for (1) $400.0 million of the outstanding principal amount, and (2) the outstanding accrued interest in the amount of $0.7 million. The Company recorded a loss on extinguishment of debt of $13.2 million in the six months ended June 30, 2021 which related to unamortized debt issuance costs.
Term Loan 4
On June 11,

2021, the Company entered into a new term loan with Credit Suisse for a principal amount of $295.0 million (“Term Loan 4”), subject to the same terms (including interest rate and maturity date) as Term Loan 3 above.
Following the partial extinguishment of Term Loan 3 and the issuance of the Term Loan 4, the following table sets forth the Company’s future principal payments as of June 30, 2021, assuming another mandatory prepayment does not occur:

(in thousands)
Year ending December 31,	Amount
Remainder of 2021	$2,744
2022	5,488
2023	5,488
2024	5,488
2025	5,488
Thereafter	522,732

Total	$547,428

As of June 30, 2021 and December 31, 2020, the balance of debt issuance costs totaled
$16.8 million and $24.9 million, respectively, and are being amortized into interest expense over the life of the loan using the effective interest method. Of the balance as of June 30, 2021, $16.1 million is related to the Term Loan 3, Term Loan 4, and Delayed Draw Term Commitments reflected as a direct reduction to the long-term debt balances, while the remaining $0.7 million is related to the Initial Revolving Facility, and is reflected in prepaid and other current assets and other assets. For the three and six months ended June 30, 2021, the Company recognized interest expense of $9.7 million and $20.3 million, respectively, of which $1.1 million and $3.3 million were related to amortization of debt issuance costs.

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the three and six months ended June 30, 2020, the Company recognized interest expense of $5.7 million and $9.4 million, respectively, of which $0.8 million and $0.8 million were related to the amortization of debt issuance costs.

11.	DUE TO SELLERS
The amounts due to sellers as of June 30, 2021 and December 31, 2020 were $22.0 million

and
$41.1
million, respectively. Included in the due to sellers balance, there are amounts recorded as part of the initial purchase prices of acquisitions in 2021 and in prior years, including accrued interest and accrued bonuses payable to various sellers as part of their respective employment agreements, as well as other amounts due to sellers. The amount due to sellers was
 $15.1 million, and the total bonuses owed to sellers were $6.9 million, as of June 30, 2021. The amount due to sellers was $34.5 million, and the total bonuses owed to sellers were $6.6 million, as of December 31, 2020.
Total bonus charges to various sellers as part of their respective provider employment agreements amounted to a total of $1.8 million and $3.8 million for the three months and six months ended June 30, 2021, respectively. These charges are included within the caption transaction costs and other within the accompanying condensed consolidated statements of operations.

12.	FAIR VALUE MEASUREMENTS
ASC 820, “
Fair Value Measurements and Disclosures”
, provides the framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).
The three levels of the fair value hierarchy under the accounting standard are described as follows:

• Level 1	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

• Level 2	Inputs to the valuation methodology include:

•  quoted prices for similar assets or liabilities in active markets;

•  quoted prices for identical or similar assets or liabilities in inactive markets;

•  inputs other than quoted prices that are observable for the asset or liability;

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO
INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

• inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

• Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The carrying amounts of financial instruments including cash, accounts receivable, accounts payable, accrued liabilities, due to sellers and short-term borrowings approximate fair value due to the short maturities of such instruments. The fair value of the Company’s debt using Level 2 inputs was approximately $542.9 million and $474.0 million as of June 30, 2021 and December 31, 2020, respectively.
The following is a description of the valuation methodology used for liabilities measured at fair value.
Contingent Consideration
: Consideration is earned by the seller of one of our historical acquisitions based on the Company completing acquisitions of various targets specified at the time that business was acquired. The consideration is valued at fair value applying a Scenario Based method. The fair value considers transactions with the specified targets where a letter of intent is signed no later than June 30, 2021 and the acquisition is closed by December 31, 2021. The probability weighted average takes the probability of a given deal meeting this criteria and 20% of the preliminary consideration, discounted to present value using a risk-free/credit risk rate of 7.0%.
The preceding method described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodology or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
There was a change of $0.5 million and $0.2 million in the fair value of the contingent consideration during the three and six months ended June 30, 2021.
Embedded Derivative
: In calculating the valuation of the embedded derivative, the Company considered the present value of the cash flows over the term of the debt agreement as impacted by (1) the probability of a debt issuance or a change in control event occurring that would trigger a prepayment penalty to the lender, (2) the market interest rate of the debt agreement without the embedded derivative, and (3) the interest rate premium associated with the embedded derivative. The embedded derivative was entered into on June 1, 2020 in connection with embedded features attached to Term Loan 2 and subsequently derecognized on November 23, 2020 when the Company

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO
INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

refinanced its debt. The recurring Level 3 fair value measurements of the embedded derivative liability included the following significant unobservable inputs as of June 1, 2020 and June 30, 2020:

	Range as of
Unobservable Input	June 1, 2020	June 30, 2020
Probability of change of control	90%	90%
Probability of issuance of debt	5%	5%
Expected date of event	Fourth Quarter 2020	Fourth Quarter 2020
Discount rate	39%	38%
There was an immaterial

change in the fair value of the embedded derivatives during the three and six months ended June 30, 2020 recorded within the change in fair value of embedded derivative caption. As noted in Note 10,
“Long-Term Debt”
, the embedded derivative was derecognized as a result of the refinancing that took place on November 23, 2020.
Warrant Liabilities:
As of June 3, 2021, the Closing Date of the Business Combination, and June 30, 2021, there were 23.0 million
Public Warrants and 10.53
million Private Placement Warrants outstanding. The Company classifies its Public Warrants and Private Placement Warrants as liabilities in accordance with ASC 815 and measures them at fair value on a recurring basis. The Company’s valuation of the warrant liabilities utilized a binomial lattice in a risk-neutral framework (a special case of the Income Approach). The fair value of the Public Warrants and Private Placement Warrants utilized Level 1 and 3 inputs, respectively. The Private Placement Warrants are based on the significant inputs not observable in the market as of June 3, 2021 and June 30, 2021.
The following table provides quantitative information regarding the Level 3 inputs used for the fair value measurements of the warrants liabilities:

	As of
Unobservable Input	June 3, 2021	June 30, 2021
Exercise price	$11.50	$11.50
Stock price	$14.75	$12.10
Term (years)	5.0	4.9
Volatility	37.1%	44.8%
Rick free interest rate	0.8%	0.9%
Dividend yield	None	None
Public warrant price	$4.85	$3.69

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table

sets forth by level, within the fair value hierarchy, the Company’s liabilities measured at fair value on a recurring and non-recurring
basis as of June 30, 2021:

(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities measured at fair value on a recurring basis:
Contingent consideration	$12,347	$—	$—	$12,347
Public Warrant Liabilities	84,870	84,870	—	—
Private Placement Warrant Liabilities	38,973	—	—	38,973

Total Liabilities	$136,190	$84,870	$—	$51,320

There was a change of $12.5 million in the fair value of the Public Warrant Liabilities during the three and six months ended June 30, 2021, and a change of $26.7 million in the fair value of the Private Placement Warrant Liabilities during the three and six months ended June 30, 2021. The change in the fair value of the warrant liabilities is recorded within the Change in fair value of warrant liabilities caption.
The following table sets forth by level, within the fair value hierarchy, the Company’s liabilities measured at fair value on a recurring and non-recurring
basis as of December 31, 2020:

(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities measured at fair value on a recurring basis:
Contingent consideration	$5,172	$—	$—	$5,172

Total Liabilities	$5,172	$—	$—	$5,172

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Activity of the assets and liabilities measured at fair value using significant unobservable inputs was as follows:

	Fair Value Measurements For the three months ended June 30,
	2021	2020
Opening Balance as at April 1,	$5,457	$23,429
Embedded derivative recognized under Term Loan 2	—	51,328
Change in fair value of embedded derivative	—	306
Change in fair value of contingent consideration	(496)	—
Contingent consideration recognized due to acquisitions	—	2,695
Warrants acquired in the Business Combination	163,058	—
Change in fair value of warrants	(39,215)	—
Contingent consideration settled through equity	9,600	(1,958)
Contingent consideration payments	(2,214)	—

Closing Balance as at June 30,	$136,190	$75,800

	Fair Value Measurements For the six months ended June 30,
	2021	2020
Opening Balance as at January 1,	$5,172	$23,429
Embedded derivative recognized under Term Loan 2	—	51,328
Change in fair value of embedded derivative	—	306
Change in fair value of contingent consideration	(211)	—
Contingent consideration recognized due to acquisitions	—	2,695
Warrants acquired in the Business Combination	163,058	—
Change in fair value of warrants	(39,215)	—
Contingent consideration settled through equity	9,600	(1,958)
Contingent consideration payments	(2,214)	—

Closing Balance as at June 30,	$136,190	$75,800

13.	VARIABLE INTEREST ENTITIES
Cano Health Texas, PLLC (“Cano Texas”) and Cano Health Nevada, PLLC (“Cano Nevada”) were established to employ healthcare providers, to contract with managed care payors, and to deliver healthcare services to patients in the markets that the Company serves. The Company evaluated whether it has a variable interest in Cano Texas and Cano Nevada, whether Cano Texas and Cano Nevada are VIEs, and whether the Company has a controlling financial interest in Cano Texas and Cano Nevada. The Company concluded that it has variable interests in Cano Texas and Cano Nevada on the basis of each respective Master Service Agreement (“MSA”), which provides office space, consulting services, managerial and administrative services, billing and collection, personnel services, financial

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

management, licensing permitting and credentialing, claims processing, in exchange for a service fee and performance bonuses payable to the Company. Each respective MSA transfers substantially all the residual risks and rewards of ownership to the Company. Each of Cano Texas and Cano Nevada’s equity at risk, as defined by U.S. GAAP, is insufficient to finance its activities without additional support, and therefore, Cano Texas and Cano Nevada are considered VIEs, and are not affiliates of the Company.
In

order to determine whether the Company has a controlling financial interest in Cano Texas and Cano Nevada, and thus, whether the Company is the primary beneficiary, the Company considered whether it has i) the power to direct the activities of Cano Texas and Cano Nevada that most significantly impact its economic performance and ii) the obligation to absorb losses of the entities that could potentially be significant to it or the right to receive benefits from Cano Texas and Cano Nevada that could potentially be significant to it. The Company concluded that it may unilaterally remove the physician owners of Cano Texas and Cano Nevada at its discretion and is therefore considered to hold substantive kick-out
rights over the decision maker of Cano Texas and Cano Nevada. Under each MSA, the Company is entitled to a management fee and a performance bonus that entitle the Company to substantially all of Cano Texas and Cano Nevada’s residual returns or losses, and is exposed to economics which could be significant to it. As a result, the Company concluded that it is the primary beneficiary of Cano Texas and Cano Nevada and therefore, consolidates the balance sheets, results of operations, and cash flows of these entities. The Company performs a qualitative assessment of Cano Texas and Cano Nevada on an ongoing basis to determine if it continues to be the primary beneficiary.
The table below illustrates the aggregated VIE assets and liabilities and performance for Cano Texas and Cano Nevada:

	As of,
(in thousands)	June 30, 2021	December 31, 2020
Total Assets	$11,979	$8,182

Total Liabilities	$17,559	$12,371

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Total revenue	$1,309	$—	$2,300	$—
Operating expenses:
Direct patient expense	1,585	—	2,790	—
Selling, general and administrative expenses	2,950	176	5,263	199
Depreciation and amortization expense	260	—	507	—

Total operating expenses	4,795	176	8,560	199

Net loss	$(3,486)	$(176)	$(6,260)	$(199)

There are no restrictions on Cano Texas and Cano Nevada’s assets or on the settlement of their liabilities. The assets of Cano Texas and Cano Nevada can be used to settle obligations of the Company. Cano Texas and Cano

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Nevada are included in the Company’s creditor group; thus, creditors of the Company have recourse to the assets owned by Cano Texas and Cano Nevada. There are no liabilities for which creditors of Cano Texas and Cano Nevada do not have recourse to the general credit of the Company. There are no restrictions placed on the retained earnings or net income of Cano Texas and Cano Nevada with respect to potential future distributions.

14.	RELATED PARTY TRANSACTIONS
Advisory Services Agreement
In December 2016, the Company and InTandem Capital Partners, LLC (“InTandem”) entered into an advisory services agreement whereby InTandem owned the majority voting and equity interest in Cano Health’s Parent, Primary Care (ITC) Holdings, LLC, and provided financial and management consulting services to the Company. Services provided included, but were not limited to (i) corporate strategy, (ii) legal advice, (iii) acquisitions and divestitures strategies, and (iv) debt and equity financings. InTandem was entitled to an annual fee equal to the greater of $0.3 million or 2% of EBITDA for the prior calendar year plus out-of-pocket
expenses. In the event the Company completes an acquisition or is sold, an advisory fee of 2% of the enterprise value, as defined, would be due to InTandem. In addition, upon payment, an advisory fee equal to 2% of the deferred payment would be due to InTandem. In accordance with the terms of agreement, the advisory services agreement was terminated upon the consummation of the Business Combination disclosed in Note 1,
“Nature of Business and Operations”
.
Pursuant to the advisory services agreement, the Company incurred expenses which are included in the condensed consolidated statements of operations. The Company incurred approximately $1.5 million and $4.2 million during the three months ended June 30, 2021 and 2020, respectively and $1.5 and $5.4 million during the six months ended June 30, 2021 and 2020, respectively, which are included in the transaction costs and other caption. The Company also incurred approximately $0.4 million and $0.2 million during the three months ended June 30, 2021 and 2020, respectively, and $0.8 million and $0.4 million during the six months ended June 30, 2021 and 2020, respectively, which are included in the management fees caption. The Company also incurred approximately $0.2 million during the three and six months ended June 30, 2020, respectively, which is included in the selling, general, and administrative expenses caption. As of June 30, 2021 and December 31, 2020, no balance and an immaterial balance was owed to InTandem in relation to this agreement, respectively.
Administrative Service Agreement
On April 23, 2018, the Company entered into an Administrative Service Agreement with Dental Excellence Partners, LLC, who merged with four other entities. Dental Excellence Partners, LLC also licensed the Cano Dental trademark from the Company. The administrative fee is a monthly fixed amount per office for providing comprehensive management and related administrative services to the dental practices. During April 2019, the Company entered into an amendment to this agreement and modified the administrative fee. The Company and Dental Excellence Partners, LLC terminated the Administrative Service Agreement in February 2021, effective immediately.

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company recognized income from this agreement of approximately $0.1 million and $0.3 million during the six months ended
June 30, 2021 and 2020, respectively, and

$0.2
million during the three months ended June 30, 2020, which was recorded within the caption fee-for-service
and other revenues in the accompanying condensed consolidated statements of operations. As of December 31, 2020, an immaterial amount was due to the Company in relation to these agreements and recorded in the caption accounts receivable, respectively.
As part of this agreement, the Company agreed to have Dental Excellence Partners, LLC provide dental services for managed care members of the Company. The Company was charged approximately $1.2 million and $0.9 million during the six months ended June 30, 2021 and 2020, respectively, and $0.3 million during the three months ended June 30, 2020 and for these services. As of December 31, 2020, no balance was due to Dental Excellence Partners, LLC.
Dental Service Agreement
During 2019, the Company entered into a dental service agreement with Care Dental Group, LLC (“Belen Dental”), whereby the Company agreed to pay Belen Dental $15 per member per month, for each Medicare Advantage (“MA”) patient that is identified by the Company on a monthly enrollment roster to receive care at the legacy Belen Medical Centers. During the three months ended June 30, 2021 and 2020, the Company paid Belen Dental approximately $0.1 million and $0.1 million, respectively, in relation to this agreement. During the six months ended June 30, 2021 and 2020, the Company paid Belen Dental approximately $0.3 million and $0.3 million, respectively, in relation to this agreement.
Humana

Relationships
In 2020, Cano Health and its Parent, Primary Care (ITC) Holdings, LLC, entered into multi-year agreements with Humana and its affiliates whereby the Parent entered into a note purchase agreement with Humana for a convertible note due October 2022 with an aggregate principal amount of $60 million. The note accrued interest at a rate of 8.0% per annum through March 2020 and 10.0%
per annum thereafter, payable in kind. The note was convertible to
Class A-4
units of the Parent at the option of Humana in the event the Parent and affiliates seek to consummate a sale transaction and could be settled in cash at the option of Humana. Accordingly, the note was converted and settled in cash upon the consummation of the Business Combination. Prior to the consummation of the Business Combination, Cano Health was not subject to any obligations under the convertible notes, including payments of principal, interest, or fees under the terms of the instrument. As such, this instrument does not represent debt of the Company.
The Company licenses the use of Humana Affiliate Provider (“HAP”) clinics to provide services at the clinics. The multi-year agreements contain an administrative payment from Humana in exchange for the Company providing care coordination services over the term of the agreement. These payments are recognized as revenue ratably over the length of the term of the agreement and are refundable to Humana on a pro-rata
basis if the Company ceases to provide care at the clinics during the specified service period in the agreements. The Company has identified one performance obligation to stand ready to provide care coordination services at the centers for the length of the term specified in the contracts.

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The multi-year agreements also contain an arrangement for a license fee that is payable by the Company to Humana for the Company’s use of Humana owned or leased facilities to provide health care services. The agreement prohibits Cano from using the clinics for plans not sponsored by Humana. The license fee is a reimbursement to Humana for its costs of owning or leasing and maintaining the clinics, including rental payments, maintenance or repair expenses, equipment expenses, special assessments, cost of upgrades, taxes, leasehold improvements, and other expenses identified by Humana. The Company has not paid license fees to Humana during the six months ended June 30, 2021. The license, deferred revenue and deferred rent liability to Humana totaled $18.8 million and $13.5 million as of June 30, 2021 and December 31, 2020, respectively. The Company also recorded $0.3 million and $0.5 million in operating lease expense related to its use of Humana clinics in the three months and six months ended June 30, 2021, respectively.
Prior to entering into the agreements, the Company had existing payor relationships with Humana related to existing revenue arrangements within the Company. For the period that Humana was a related party to the Company, the Company recognized in its condensed consolidated statements of operations revenue from Humana, including its subsidiaries, of $150.7 million and associated third-party medical costs of $116.0 million for the three months ended June 30, 2021, and $97.4 million and $70.6 million, respectively, for the three months ended June 30, 2020. The Company recognized revenue from Humana of $335.9 million and associated third-party medical costs of $249.8 million for the six months ended

June

30,

2021,

and

$107.7 million and $76.9 million, respectively, for the six months ended June 30, 2020.
Further, the Company has a right of first refusal with Humana on any sale, lease, license or other disposition, in one transaction or a series of related transactions, of assets, businesses, divisions or subsidiaries that constitute 20% or more of the net revenues, net income or assets of, or any equity transaction (including by way of merger, consolidation, recapitalization, exchange offer, spin-off,
split-off,
reorganization or sale of securities) that results in a change of control of, PCIH, the Seller, or the Company or its subsidiary, HP MSO, LLC. If exercised, Humana would have the right to acquire the assets or equity interest by matching the terms of the proposed sale transaction.
Operating Leases
The Company leases several offices and medical spaces from certain employees and companies that are controlled by certain equity holders of Primary Care (ITC) Holdings, LLC. Monthly rent payments in aggregate totaled approximately $0.7 million and $0.8 million for the three months ended June 30, 2021 and 2020, respectively, and $1.4 million and $1.3 million for the six months ended June 30, 2021 and 2020, respectively. These operating leases terminate through June 2024.
General Contractor Agreements
As of December 31, 2018, the Company has entered into various general contractor agreements with a company that is controlled by a family member of the Chief Executive Officer of the Company to perform leasehold improvements at various of the Company’s locations as well as various repairs and related maintenance as deemed necessary. Payments made pursuant to the general contractor agreements as well as amounts paid for repairs and maintenance to this related party totaled approximately $1.0 million and $1.2 million for the three months ended June 30, 2021 and 2020, respectively, and $2.4 million and $3.2 million for the six months ended June 30, 2021 and 2020, respectively.

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Related Party

Transactions
The Company made payments to various related parties in relation to logistic software, medical supplies, housekeeping, and moving costs. During the three months ended June 30, 2021 and 2020 the Company paid approximately $0.3 million and $0.1 million, respectively. During the six months ended June 30, 2021 and 2020 the Company paid approximately $0.4 million and $0.2 million, respectively.
On April 23, 2018, the Company advanced funds to an affiliated company, Dental Excellence Partners, LLC, in the amount of $4.5 million. The loan agreement calls for monthly interest-only payments to be received beginning May 1, 2018, and the entire outstanding principal balance shall be due and payable in full on April 23, 2023. The note receivable bears interest at 7.0%. For the three months and six months ended June 30, 2020, the Company recognized $0.1 million and $0.2 million, respectively, of interest income related to this loan agreement. On December 17, 2020, Dental Excellence Partners made an early repayment of the outstanding balance to the Company. In connection with the settlement of this advance, the Company wrote off $0.5 million, $0.4 million of which was due under the Administrative Service Agreement and $0.1 million was due for other services provided.
Additionally, during the year ended December 31, 2018, two executives of Cano Health obtained shares of the former Parent, Primary Care (ITC) Holdings, LLC, for a total amount of $0.4 million. As part of this transaction, the two executives paid cash and entered into promissory notes with the Parent in order to acquire the shares. Concurrently, the Parent agreed to contribute the money received from these two executives to the Company. Additionally, the amount due from these two executives to the Parent was also assigned to the Company. On May 25, 2018, the first promissory note was obtained in the amount of $0.1 million, payable on May 25, 2026 with a fixed annual interest rate of 2.8%. On August 24, 2018, the second promissory note was obtained from the Company in the amount of $0.05 million, with a fixed annual interest rate of 2.8%. The loan and interest receivable is due on August 24, 2025.
Subsequent to June 30, 2021 one of the promissory notes was paid in full.

15.	EQUITY-BASED COMPENSATION
2017 Profits Interest Units Plan
On September 30, 2017, the former Parent’s Limited Liability Agreement (“LLC Agreement”) created class B units, called Profit Interest Units (“PIU”), to provide additional incentives to attract and retain qualified, competent employees for the Company. All grants of PIUs vested upon the closing of the Business Combination on June 3, 2021 and resulted in an expense of $1.0 million recorded in the selling, general and administrative caption.
2021 Stock Option and Incentive Plan
At the Company’s special meeting of stockholders held on June 2, 2021, the stockholders approved the 2021 Omnibus Equity Incentive Plan (the “2021 Plan”) and the 2021 Employee Stock Purchase Plan (“2021 ESPP”) to

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

encourage and enable the current and future officers, employees, directors, and consultants of the Company and its affiliates to obtain ownership in the Company. The aggregate number of shares authorized for issuance under the 2021 Plan will not exceed 52.0 million shares of stock. The aggregate number of shares authorized for issuance under the 2021 ESPP will not exceed 4.7 million, plus on January 1, 2022, and each January 1 thereafter through January 1, 2031 the number of shares of Class A common stock reserved and available for issuance under the Plan shall be cumulatively increased by the least of (i) 15.0 million shares of Class A common stock, (ii) one percent (1%) of the number of shares of Class A common stock issued and outstanding on the immediately preceding December 31st, or (iii) such lesser number of shares determined by the administrator appointed by the board of directors.
The 2021 Plan provides for the grant of incentive and nonqualified stock option, restricted stock units (“RSUs”), restricted share awards, stock appreciation awards, unrestricted stock awards, and cash-based awards to employees, directors, and consultants of the Company. The 2021 Plan and the 2021 ESPP became effective immediately upon the closing of the Business Combination.
Market Condition Options
On June 3, 2021, in connection with the closing of the Business Combination, the Company granted 12.8 million stock options with market conditions (“Market Condition Awards”) to several executive officers and directors of the Company. The Market Condition Awards vest when the Company’s stock price meets specified hurdle prices and stays above those prices for 20 consecutive days. Once the market condition is satisfied, the applicable percentage of the Market Condition Awards will vest 50% on each of the first and second anniversaries so long as the optionee stays employed. The fair value of the Market Condition Awards is based on a Monte Carlo simulation for each hurdle price. The unrecognized compensation cost of the Market Condition Awards as of June 30,
2021
was $52.7 million, which is expected to be recognized over the weighted average remaining service period of 3.0 years.
The number of Market Condition Awards that vest is subject to the Company’s stock price equaling or exceeding certain hurdle prices for 20 consecutive trading days from the

June 3, 2021
to
June 3, 2024
(i.e. the period from the grant date to the end date of the performance period).

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stock Option Valuation
The Monte-Carlo simulation model is used to estimate the fair value of the Market Condition Awards. The Monte-Carlo simulation model calculates multiple potential outcomes for an award and establishes a fair value based on the most likely outcome. Key assumptions for the Monte-Carlo simulation model include the risk-free rate, expected volatility, expected dividends and the expected cost of equity. The fair values were calculated using the Monte-Carlo model with the following assumptions as of the grant date on June 3, 2021:

As of June 3, 2021
Closing Cano share price as of valuation date	$14.75
Risk-free interest rate	1.68% - 2.01%
Expected volatility	45.0%
Expected dividend yield	0.0%
Expected cost of equity	9.0%
A summary of the status of unvested Market Condition Awards granted under the 2021 Plan from January 1, 2021 through June 30, 2021 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2021	—	—
Granted	12,806,407	$4.23
Vested	—	—
Forfeitures	—	—

Balance, June 30, 2021	12,806,407	$4.23
Restricted Stock Units
In June 2021, in connection with the closing of the Business Combination, the Company granted 2,590,472 time-based RSUs to several executive officers, directors and certain employees of the Company. The RSUs vest over a one year period for directors and over a four-year period for employees commencing on the grant date, with one fourth of the RSUs vesting at the end of the first anniversary of the vesting commencement date and the remainder of the RSUs vesting yearly over the following three years. The fair value of RSUs is based on the closing price of the Company’s
Class A

common stock on the grant date. The unrecognized compensation cost of the RSUs as of June 30,
2021
was $37.3 million, which is expected to be recognized over the weighted average remaining service period of 3.8 years. A portion of the
RSUs

were granted to a nonemployee and included a discretionary performance condition which has been deemed not probable of being met and as such no expense has been recorded.
A summary of the status of unvested RSUs granted under the 2021 Plan from January 1, 2021 through June 30, 2021 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2021	—	—
Granted	2,590,472	$14.75
Vested	—	—
Forfeitures	—	—

Balance, June 30, 2021	2,590,472	$14.75

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company recorded compensation expenses of $3.2 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively. The Company recorded compensation expenses of $3.2 million and $0.1 million for the six months ended June 30, 2021 and 2020, respectively.
The total equity-based compensation expense related to all the equity-based awards granted by the former Parent is reported in the condensed consolidated statement of operations as compensation expense within the selling, general and administrative expense caption.

16.	COMMITMENTS AND CONTINGENCIES
Vendor Agreements
The Company, through its subsidiaries Comfort Pharmacy, LLC, Comfort Pharmacy 2, LLC, and Belen Pharmacy Group, LLC, entered into a multi-year Prime Vendor Agreement (“PVA”) with a pharmaceutical wholesaler, effective November 1, 2020, that continues through October 31, 2023. This agreement extends on a month-to-month
basis thereafter until either party gives 90 days’ written notice to terminate. The pharmaceutical wholesaler serves as the Company’s primary wholesale supplier for branded and generic pharmaceuticals. The agreement contains a provision that requires average monthly net purchases of $0.8 million, and if the minimum is not met, the vendor may adjust the pricing of goods. A Joinder Agreement was entered into on December 1, 2020, which amended the PVA to include IFB Pharmacy, LLC under the agreement as of this date.
As a result of the University acquisition, the Company assumed the vendor agreement in 2021 that University, through its subsidiary University Health Care Pharmacy, Inc., had with a second pharmaceutical vendor. The agreement, effective through April 7, 2022, contains a provision that requires average monthly net purchases of $0.6 million, and if the minimum is not met, the vendor may adjust the pricing of goods.
Management believes for the six months ended June 30, 2021 and 2020, the minimum requirements of the agreements in place were met.

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Operating Leases
The Company leases office facilities and office equipment under non-cancellable
operating leases expiring through the year 2028
. Refer to Note 14,
“Related Party Transactions”,
for operating leases that were entered into with related parties. Minimum future payments as of June 30, 2021 were approximately as follows:

Year ending December 31 ,	Amount (in thousands)
Remainder of 2021	$6,120
2022	12,577
2023	11,210
2024	9,589
2025	8,005
Thereafter	22,436

Total	$69,937

Rent expense for the three months ended June 30, 2021 and 2020 amounted to approximately $4.9 million and $2.7 million, respectively. Rent expense for the six months ended June 30, 2021 and 2020 amounted to approximately $9.0 million and $5.1 million, respectively.
Litigation
The Company is exposed to various asserted and unasserted potential claims encountered in the normal course of business. Management believes that the resolution of these matters will not have a material effect on the Company’s condensed consolidated financial position, results of their operations or cash flows.

17.	INCOME TAXES
The Company is subject to U.S. federal, state and local income taxes with respect to its taxable income, including its allocable share of any taxable income of its subsidiaries, and is taxed at prevailing corporate tax rates. Primary Care (ITC) Holdings, LLC is a multiple member limited liability company taxed as a partnership and accordingly any taxable income generated by Primary Care (ITC) Holdings, LLC is passed through to and included in the taxable income of its members, including the
C
ompany.
Prior to the close of the Business Combination, the Company was treated as a pass-through entity for tax purposes and no provision, except for certain subsidiaries which are taxed under Subchapter C, was made in the condensed consolidated financial statements for income taxes. The following income tax items for the periods prior to the close of the Business Combination are related to the applicable subsidiary company that is subject to income tax. Following the close of the Business Combination, the Company is taxed as a corporation.

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The net income (loss) for the three months and six months ended June 30, 2021 and 2020 consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Jurisdictional earnings:
U.S . income (losses)	$6,255	$(10,959)	$(4,851)	$(13,128)
Foreign losses	(3,331)	(46)	(1,981)	(76)

Total income (losses)	2,924	(11,005)	(6,832)	(13,204)

Current:
U.S . Federal	—	—	—	—
U.S. State and local	48	2	—	3
Foreign	591	17	—	29

Total current tax benefit	639	19	—	32
Deferred:
U.S . Federal	—	—	—	—
U.S. State and local	502	—	502	—
Foreign	882	—	807	—

Total deferred tax benefit	1,384	—	1,309	—

Total tax benefit	$2,023	$19	$1,309	$32

Our effective tax rate for the second quarter of 2021 was 19.16% compared to 0.89%
for the year
 ended December 31, 2020. The effective tax rate for the periods presented differs from the statutory U.S. tax rate. This is primarily due to the Company’s pass-through entity treatment for tax purposes prior to the close of the Business Combination, including the Company’s full valuation allowance position which is further discussed below. In addition, for the Company’s taxable subsidiary operations, the effective tax rate differs due to mainly state income taxes and Puerto Rico taxes. The remaining rate differences are immaterial.
Deferred taxes for the applicable subsidiary companies are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences, operating losses and other tax credit carryforwards. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO
INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The

Company does not believe it is more-likely-than-not all of its deferred tax assets will be realized and has therefore recorded a valuation allowance against its deferred tax assets which as of June 30, 2021 are not expected to be realized. The most significant DTA relates to the outside basis difference in the partnership which has a full valuation allowance through June 30, 2021. However, our S-4 filing reflected a partial valuation allowance reflecting a change in the position this quarter in evaluating all income sources through this quarter-end In addition, as of June 30, 2021, $1.2 million of deferred tax assets was included in other assets that are expected to be realized.
Management continuously assesses the likelihood that it is more likely than not that the deferred tax assets generated will be realized. In making such determ
i
nations, all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, and recent financial operations, are considered. In the event that management were to determine that the deferred income tax assets would be realized in the future for an amount equal to the net recorded amount, the valuation allowance and provision for income taxes would be adjusted.
The Company does not have any unrecognized tax positions (“UTPs”) as of June 30, 2021. While the Company currently does not have any UTPs, it is foreseeable that the calculation of the Company’s tax liabilities may involve dealing with uncertainties in the application of complex tax laws and regulations in multiple jurisdictions across the Company’s operations. ASC 740, “
Income Taxes”
(“ASC 740”)
,
states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. Upon identification of a UTP, the Company would (1) record the UTP as a liability in accordance with ASC 740 and (2) adjust these liabilities if/when management’s judgment changes as a result of the evaluation of new information not previously available. Ultimate resolution of UTPs may produce a result that is materially different from a Company’s estimate of the potential liability. In accordance with ASC 740, the Company would reflect these differences as increases or decreases to income tax expense in the period in which new information is available. The Company’s accounting policy under ASC
740-10
is to include interest and penalties accrued on uncertain tax positions as a component of income tax expense in the event a material uncertain tax position is booked in the condensed consolidated financial statements.
The Company files income tax returns in the U.S. with Federal and State and local agencies, and in Puerto Rico. The Company is subject to U.S. Federal, state and local tax examinations for tax years starting in 2017. The Puerto Rico subsidiary group is subject to U.S. Federal, state and foreign tax examinations for tax years starting in 2019. The Company does not currently have any ongoing income tax examinations in any of its jurisdictions. The Company has analyzed filing positions in the Federal, State, local and foreign jurisdictions where it is required to file income tax returns for all open tax years and does not believe any tax uncertainties exist.

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO
INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Tax Receivable Agreement
Upon the completion of the Business Combination, Cano Health, Inc. became a party to the Tax Receivable Agreement. Under the terms of that agreement, Cano Health, Inc. generally will be required to pay to the Seller and to each other person from time to time that becomes a “TRA Party” under the Tax Receivable Agreement, 85% of the tax savings, if any, that Cano Health, Inc. is deemed to realize in certain circumstances as a result of certain tax attributes that exist following the Business Combination and that are created thereafter, including as a result of payments made under the Tax Receivable Agreement. To the extent payments are made pursuant to the Tax Receivable Agreement, Cano Health, Inc. generally will be required to pay to the
 Sponsor and to each other person from time to time that becomes a “Sponsor Party” under the Tax Receivable Agreement such Sponsor Party’s proportionate share of, an amount equal to such payments multiplied by a fraction with the numerator 0.15 and the denominator 0.85
. The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired unless Cano Health, Inc. exercises its right to terminate the Tax Receivable Agreement for an amount representing the present value of anticipated future tax benefits under the Tax Receivable Agreement or certain other acceleration events occur. The
Tax Receivable Agreement
liability is determined and recorded under ASC 450, contingent liability; therefore, we are required to evaluate whether the liability is both probable and the amount can be estimated. Since the
Tax Receivable Agreement
liability is payable upon cash tax savings and we have determined that positive future taxable income is not probable based on the Cano Health, Inc’s historical loss position and other factors that make it difficult to rely on forecasts, we have not recorded the
Tax Receivable Agreement
liability as of June 30, 2021. We will evaluate this on a quarterly basis which may result in an adjustment in the future.

18.	NET INCOME (LOSS) PER SHARE
The following table sets forth the
net income (loss) for the three and six months ended June 30, 2021 and 2020 and the computation of basic and diluted net loss per common share for the three and six months ended June 30, 2021:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except shares and per share data)	2021	2020	2021	2020
Numerator:
Net income (loss)	$4,947	$(10,986)	$(5,523)	$(13,172)
Less: net loss attributable to non-controlling interests	(4,533)	—	(15,003)	—

Net income (loss) attributable to Class A common s tock holders	9,480	—	9,480	—
Dilutive effect of warrants on net income to Class A common stockholders	(13,999)	N/A	(13,999)	N/A
Net income attributable to Class A common stockholders - Diluted	(4,519)	N/A	(4,519)	N/A
Basic and Diluted Earnings Per Share denominator:
Weighted average common stock outstanding - basic	167,134,853	N/A	166,691,634	N/A

Net income per share - basic	$0.06	N/A	$0.06	N/A
Diluted Earnings Per Share:
Dilutive effect of warrants on weighted average common stock outstanding	1,749,462	N/A	879,564	N/A
Weighted average common stock outstanding - diluted	168,884,315	N/A	167,571,198	N/A

Net loss per share - diluted	$(0.03)	N/A	$(0.03)	N/A

Prior to the consummation of the Business Combination, the Company’s ownership structure included equity interests held solely by the Parent. The Company analyzed the calculation of earnings per share for comparative periods presented and determined that it resulted in values that would not be meaningful to the users of these condensed consolidated financial statements. Therefore, the

earnings per share information has not been presented for the three and six months ended June 30, 2020.

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO
 INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The outstanding Company’s Class B common stock does not have an impact on the diluted net loss per share calculation.
The Company’s dilutive securities are derived from the Company’s Public Warrants and Private Placement Warrants using the treasury method and excluding the Class A Stockholders’ income statement effect of the change in fair value in warrant liability.
 The Public Warrants and Private Placement Warrants were included in the three and six months ended June 30, 2021 dilutive earnings per share calculation.
RSUs and stock options
 were excluded from the dilutive earning per share calculation as they had an anti-dilutive effect for the periods
presented. The table below presents the Company’s potentially dilutive securities:

Three and six months ended June 30, 2021
Public Warrants	23,000,000
Private Placement Warrants	10,533,333
Restricted Stock Units	2,590,472
Stock Options	12,806,407

Potential Common Stock	48,930,212

19.	SEGMENT INFORMATION
The Company organizes its operations into one reportable segment. The Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), reviews financial information and makes decisions about resource allocation based on the Company’s responsibility to deliver high quality primary medical care services to the Company’s patient population. For the periods presented, all of the Company’s revenues were earned in the United States, and all of the Company’s long lived assets were located in the United States.

20.	SUBSEQUENT EVENTS
On July 2, 2021, the Company entered into a purchase agreement to acquire all of the assets of Doctor’s Medical Center (“DMC”) for $300.0 million. The acquisition of DMC was completed on July 2, 2021. Concurrent with the acquisition of DMC, the Company borrowed an additional $250.0 million pursuant to an unsecured bridge loan agreement from certain lenders and Credit Suisse AG, Cayman Islands Branch, as administrative agent, to finance, in part, the cash consideration of the acquisition of DMC, pay acquisition related transaction fees and expenses, and repay all outstanding material indebtedness of DMC. A preliminary allocation of the purchase price has not been completed as of the date on which these condensed consolidated financial statements were issued.
The bridge loan entered into will bear interest at a rate equal to either (i) the alternative base rate plus 5.50% per annum or (ii) adjusted LIBOR plus 6.50% per annum, at our election; provided, however, that the margin applicable to the alternative base rate and adjusted LIBOR loan shall increase by 0.25% on the date occurring 90 days after July 2, 2021 and on each date occurring 90 days thereafter, subject to a total cap. The bridge loan will mature on July 2, 2022.
The bridge loan may be repaid from time to time and at any time, in whole or in part without premium or penal, subject to customary indemnity for breakage costs related to the repayment of the bridge loan other than on the last day of the then-applicable interest period. In addition, the bridge term must be repaid with the proceeds of any debt for borrowed money incurred or any proceeds from the issuance of equity interests received by the Company or its subsidiaries after July 2, 2021. In addition, if the bridge loan has not been repaid in full by September 20, 2021, the administrative agent for the bridge loan lenders may issue one or more securities demands to us.
If the bridge loan is not repaid on July 2, 2022, the outstanding bridge loan will be automatically converted into a rollover term loan, or the conversion term loan, which will mature on July 2, 2028. In addition, at the election of the lenders holding the conversion term loan, subject to the terms and conditions set forth in the bridge loan agreement, the conversion term loan may be exchanged for our senior unsecured notes, having an aggregate principal amount equal to the unpaid principal amount of the conversion term loan. The senior notes will contain terms, conditions, incurrence-based covenants and events of default customary for high-yield senior notes, as modified to reflect then-prevailing market conditions as reasonably determined by the administrative agent and the financial condition and prospects of PCIH and its subsidiaries, and be issued in a Rule 144A offering or pursuant to another private placement exception, in each case, without registration rights. The senior notes will not have a financial maintenance covenant.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated or the context otherwise requires, references in this section to “the Company,” “Cano Health,” “we,” “us,” “our,” and other similar terms refer, for periods prior to the completion of the Business Combination, to PCIH and its subsidiaries, and for periods upon or after the completion of the Business Combination, to the consolidated operations of Cano Health, Inc. and its subsidiaries, including PCIH and its subsidiaries. The following discussion and analysis is intended to help the reader understand our business, results of operations, financial condition, liquidity and capital resources. This discussion should be read in conjunction with Cano Health, Inc.’s unaudited consolidated financial statements and related notes presented here in Part I, Item 1 included elsewhere in this Quarterly Report on Form
10-Q
as well as PCIH’s audited financial statements and the accompanying notes as well as “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Cano Health” included in our Form
8-K
filed with the Securities and Exchange Commission on June 9, 2021.
The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report on Form
10-Q,
particularly in the sections entitled “Forward-Looking Statements” and Part II, Item 1A, “Risk Factors.”
Overview
We are a primary care-centric, technology-powered healthcare delivery and population health management platform designed with a focus on clinical excellence. Our mission is simple: to improve patient health by delivering superior primary care medical services, while forging life-long bonds with our members. Our vision is clear: to become the national leader in primary care by improving the health, wellness and quality of life of the communities we serve, while reducing healthcare costs.
In 2016, we entered into a relationship with InTandem to provide financial support and guidance to fund platform investments and accelerate our growth. We have subsequently expanded our services from two
 markets in 2017 to
16
markets as of June 30, 2021, while growing membership from 13,685 members in 2017 to approximately 156,038 members as of June 30, 2021. See “ — Key Performance Metrics” for how we define our members and medical centers. Today, we are one of the largest and most sophisticated independent primary care platforms in the U.S., but still maintain significant growth runway. We have sought to address the fundamental problems with traditional healthcare payment models by leveraging our technology solutions and proven business model to align incentives among patients, payors and providers:

•
Patients
: Our members are offered services in modern, clean, contemporary medical centers, with same or next day appointments, integrated virtual care, wellness services, ancillary services (such as physiotherapy), home services, transportation, telemedicine and a 24/7 urgency line, all without additional cost to them. This broad-based care model is critical to our success in delivering care to members of low-income
communities, including large minority and immigrant populations, with complex care needs, many of whom previously had very limited or no access to quality healthcare. We are proud of the impact we have made in these underserved communities.

•
Providers
: We believe that providers want to be clinicians. Our employed physicians enjoy a collegial, near-academic environment and the tools and multi-disciplinary support they need to focus on medicine, their patients and their families rather than administrative matters like pre-authorizations,
referrals, billing and coding. Our physicians receive ongoing training through regular clinical meetings to review the latest findings in primary care medicine. Furthermore, we offer above-average pay and no hospital call requirements. In addition, our physicians are eligible to receive a bonus based upon patient results, including reductions in patient emergency room visits and hospital admissions, among other metrics.

•
Payors
: Payors want three things: high-quality care, membership growth and effective medical cost management. We have a multi-year and multi-geography track record of delivering on all three. Our proven track record of high-quality ratings increases the premiums paid by the CMS to health plans, our quality primary-care-driven membership growth, and our scaled, highly professional value-based provider group can deliver quality care.

CanoPanorama, our proprietary population health management technology-powered platform, is a critical enabler of our efforts to deliver superior clinical care. Our platform provides the healthcare providers at our medical centers with a
360-degree
view of their members along with actionable insights to empower better care decisions and drive high member engagement. We leverage our technology to risk-stratify members and apply a highly personalized approach to primary care, chronic care, preventive care and members’ broader healthcare needs. We believe our model is well-positioned to capitalize on the large and growing opportunity being driven by the marketplace’s shift to value-based care, demographic tailwinds in the market and the increased focus on improving health outcomes, care quality and the patient experience.
We predominantly enter into capitated contracts with the nation’s largest health plans to provide holistic, comprehensive healthcare. We predominantly recognize recurring per member per month capitated revenue, which, in the case of health plans, is a pre-negotiated
percentage of the premium that the health plan receives from the CMS. We also provide practice management and administrative support services to independent physicians and group practices that we do not own through our managed services organization relationships, which we refer to as our affiliate relationships. Our contracted recurring revenue model offers us highly predictable revenue and rewards us for providing high-quality care rather than driving a high volume of services. In this capitated arrangement, our goals are well-aligned with payors and patients alike — the more we improve health outcomes, the more profitable we will be over time.
Our capitated revenue is generally a function of the
pre-negotiated
percentage of the premium that the health plan receives from CMS as well as our ability to accurately and appropriately document member acuity and achieve quality metrics. Under this capitated contract structure, we are responsible for all members’ medical costs inside and outside of our medical centers. Keeping members healthy is our primary objective. When they need medical care, delivery of the right care in the right setting can greatly impact outcomes. Through members’ engagement with our entire suite of services, including high-frequency primary care and access to ancillary services like our wellness programs, Cano Life and Cano@Home, we aim to reduce the number of occasions that members need to seek specialty care in higher-cost environments. When care outside of our medical centers is needed, our primary care physicians control referrals to specialists and other third-party care, which are typically paid by us on a fee-for-service
basis. This allows us to proactively manage members’ health within our medical centers first, prior to resorting to more costly care settings.
As of June 30, 2021, we employed approximately 280 providers (physicians, nurse practitioners, physician assistants) across our 90 owned medical centers, maintained relationships with over 800 affiliate providers and had 458 clinical support employees focused on supporting physicians in enabling patient care and experience. For the six months ended June 30, 2020 and 2021, our total revenue was $306.5 million and $673.3 million, respectively, representing a period-over-period growth rate of 119.7%. Our net loss decreased from $13.2 million for the six months ended June 30, 2020 to $5.5 million for the six months ended June 30, 2021.
Key Factors Affecting Our Performance
Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to:
Build Long-Term Relationships with our Existing Members
We focus on member satisfaction in order to build long-term relationships. Our members enjoy highly personalized value-based care and their visits to our medical centers cover primary care and ancillary programs such as pharmacy and dental services, in addition to wellness and social services, which lead to healthier and happier members. By integrating member engagement and the Cano Life wellness program within the CanoPanorama platform, we also help foster long-term relationships with members. Resulting word-of-mouth
referrals contribute to our high organic growth rates. Patient satisfaction can also be measured by a provider’s Net Promoter Score (“NPS”), which measures the loyalty of customers to a company. Our member NPS score of 77 speaks to our ability to consistently deliver high-quality care with superior member satisfaction.
Add New Members in Existing Centers
Our ability to add new members organically is a key driver of our growth. We have a large embedded growth opportunity within our existing medical center base. As of December 31, 2020, our existing medical centers in South Florida operated at approximately 50% of capacity, providing us with the ability to significantly increase our membership without the need for significant capital expenditures. In medical centers that are approaching full capacity, we are able to augment our footprint by expanding our existing medical centers, opening de novo centers or acquiring centers that are a more convenient “medical home” for our members. We also believe that even after
COVID-19
subsides, we will continue to conduct some visits by telemedicine based on member preference and clinical need, which in turn could increase the average capacity of our medical centers. Additionally, as we add members to our existing medical centers, we expect these members to contribute significant incremental economics as we leverage our fixed cost base at each medical center.
Our payor partners also direct members to our medical centers by either assigning patients who have not yet selected a primary care provider or through insurance agents who inform their clients about our services. We believe this often results in the patient selecting us as their primary care provider when they select a Medicare Advantage plan. Due to our care delivery model’s patient-centric focus, we have been able to consistently help payors manage their costs while raising the quality of their plans, affording them quality bonuses that increase their revenue. We believe that we represent an attractive opportunity for payors to meaningfully improve their overall membership growth in a given market without assuming any financial downside.
Expand our Medical Center Base within Existing and New Markets
We have successfully entered 14 new markets since 2017 and as of June 30, 2021 were operating in 16 markets in Florida, Texas, Nevada and Puerto Rico. When entering a new market, we tailor our entry strategy to the characteristics of the specific market and provide a customized solution to meet that market’s needs. When choosing a market to enter, we look at various factors including (i) Medicare population density, (ii) underserved demographics, (iii) existing payor relationships, (iv) patient acuity and (v) specialist and hospital access/capacity. We typically choose a location that is highly visible and accessible and work to enhance brand development pre-entry.
Our flexible medical center design allows us to adjust to local market needs by building medical centers that range from approximately 7,000 to 20,000 square feet that may include ancillary services such as pharmacies and dental services. We seek to grow member engagement through targeted multi-channel marketing, community outreach and use of mobile clinics to expand our reach. When entering a new market, based on its characteristics and economics, we decide whether it makes most sense to buy existing medical centers, build de novo medical centers or to help manage members’ health care via affiliate relationships. This highly flexible model enables us to choose the right solution for each market.
When building or buying a medical center is the right solution, we own the medical facility and the physicians are our employees. In our medical centers, we receive per member per month capitated revenue, which, in the case of health plans, is a pre-negotiated
percentage of the premium that the health plan receives from CMS. Although there is an upfront cost of development, historically approximately $1.3 to $1.8 million per medical center, the owned medical center model provides the best opportunity to drive improved health outcomes and allows us to practice full value-based care.
Alternatively, our affiliate relationships allow us to partner with independent physicians and group practices that we do not own and to provide them access to components of our population health management platform. As of June 30, 2021, we provided services to over 800 providers. As in the case of our owned medical centers, we receive per member per month capitated revenue and a pre-negotiated
percentage of the premium that the health plan receives from CMS. We pay the affiliate a primary care fee and a portion of the surplus of premium in excess of third-party medical costs. The surplus portion paid to affiliates is recorded as direct patient expense. This approach is extremely capital efficient as the costs of managing affiliates are minimal. Further, the affiliate model is an important growth avenue as it serves as a feeder into our acquisition pipeline, enabling us to evaluate and target affiliated practices for acquisition based on our operational experience with them.
Contracts with Payors
Our economic model relies on our capitated partnerships with payors which manage Medicare members across the United States. We have established ourselves as a top quality provider across multiple Medicare and Medicaid health plans, including Humana, Anthem and UnitedHealthcare (or their respective affiliates). Our relationships with our payor partners go back as many as ten years and are generally evergreen in nature. We are viewed as a critical distributor of effective healthcare with market-leading clinical outcomes (led by primary care), and as such we believe our payor relationships will continue to be long-lasting and enduring. These plans and others are seeking further opportunities to expand their relationship with us beyond our current markets. Having payor relationships in place reduces the risk of entering into new markets. Maintaining, supporting and growing these relationships, particularly as we enter new geographies, is critical to our long-term success. Health plans look to achieve three goals when partnering with a provider: membership growth, clinical quality and medical cost management. We are capable of delivering all three based on our care coordination strategy, differentiated quality metrics and strong relationships with members. We believe this alignment of interests and our highly effective care model will ensure continued success with our payor partners.
Effectively Manage the Cost of Care for Our Members
The capitated nature of our contracting with payors requires us to invest in maintaining our members’ health while prudently managing the medical costs of our members. Third-party medical costs and direct patient expense are our largest expense categories, representing 82.4% of our total operating expenses for the six months ended June 30, 2021. Our care model focuses on maintaining health and leveraging the primary care setting as a means of avoiding costly downstream healthcare costs. Our members, however, retain the freedom to seek care at emergency rooms or hospitals without the need for referrals; we do not restrict their access to care. Therefore, we are liable for potentially large medical claims should we not effectively manage our members’ health. To mitigate this exposure, we utilize stop-loss insurance for our members, protecting us from medical claims per episode in excess of certain levels.
Significant Acquisitions
We supplement our organic growth through our highly accretive acquisition strategy. We have a successful acquisition and integration track record. We have established a rigorous data-driven approach and the necessary infrastructure to identify, acquire and quickly integrate targets.
The acquisitions have all been accounted for in accordance with ASC 805 and the operations of the acquired entities are included in our historical results for the periods following the closing of the acquisition. See Note 3, “Business Acquisitions”, and Note 20, “Subsequent Events”, in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form
10-Q.
The most significant of these acquisitions impacting the comparability of our operating results were:

•
Primary Care Physicians and related entities
. On January 2, 2020, we acquired Primary Care Physicians and related entities (collectively, “PCP”) for total consideration of $60.2 million, consisting of $53.6 million in cash, $4.0 million of Class
A-4
Units and $2.6 million in other closing payments. PCP is comprised of eleven primary care centers and a managed services organization serving populations in the Broward County region of South Florida.

•
HP Enterprises II, LLC and related entities
. On June 1, 2020 we acquired HP Enterprises II, LLC and related entities (collectively, “HP” or “Healthy Partners”) for total consideration of $195.4 million, consisting of $149.3 million in cash, $30.0 million of Class
A-4
Units and $16.1 million in deferred payments. Healthy Partners is comprised of sixteen primary care centers and a management services organization serving populations across Florida, including the Miami-Dade, Broward, Palm Beach, Treasure Coast and Central Florida areas.

•
University Health Care and its affiliates
.
On June 11, 2021, we acquired University Health Care and its affiliates (collectively, “University”) for total consideration of $611.1 million, consisting of $541.5 million in cash, $60.0 million of Class A common stock and $9.6 million in contingent consideration from acquisition add-ons
based on additional acquired entities. University is comprised of thirteen primary care centers, a managed services organization and a pharmacy serving populations throughout various locations in South Florida.

Member Acuity and Quality Metrics
Medicare pays capitation using a risk adjusted model, which compensates payors based on the health status, or acuity, of each individual member. Payors with higher acuity members receive a higher payment and those with lower acuity members receive a lower payment. Moreover, some of our capitated revenues also include adjustments for performance incentives or penalties based on the achievement of certain clinical quality metrics as contracted with payors. Our capitated revenues are recognized based on projected member acuity and quality metrics and are subsequently adjusted to reflect actual member acuity and quality metrics. Our ability to accurately project and recognize member acuity and quality metric adjustments are affected by many factors. For instance, Medicare requires that a member’s health issues be documented annually regardless of the permanence of the underlying causes. Historically, this documentation was required to be completed during an in-person
visit with a member. As part of the Coronavirus Aid, Relief and Economic Security Act, Medicare is allowing documentation for conditions identified during video visits with members. However, given the disruption caused by
COVID-19,
it is unclear whether we will be able to document the health conditions and quality metrics of our members as comprehensively as we did in prior years, which may adversely impact our capitated revenue. Similarly, our ability to accurately project member acuity and quality metrics may be more limited in the case of medical centers operating in new markets or which were recently acquired.
Seasonality to Our Business
Our operational and financial results experience some variability depending upon the time of year in which they are measured. This variability is most notable in the following areas:
Medical Costs
Medical costs vary seasonally depending on a number of factors. Typically, we experience higher utilization levels during the first quarter of the year. Medical costs also depend upon the number of business days in a period. Shorter periods will have lesser medical costs due to fewer business days. Business days can also create year-over-year comparability issues if one year has a different number of business days compared to another. Additionally, we accrue stop loss reimbursements from September through December which can result in reduced medical expenses during the fourth quarter due to recoveries.
Organic Member Growth
We experience the largest portion of our organic member growth during the first quarter, when plan enrollment selections made during the prior Annual Enrollment Period from October 15 through December 7 of the prior year take effect. We also add members throughout the year, including during Special Enrollment Periods when certain eligible individuals can enroll in Medicare Advantage midyear.
Per-Member
Capitated Revenue
We experience some seasonality with respect to our
per-member
revenue, which generally declines over the course of the year. In January of each year, CMS revises the risk adjustment factor for each member based upon health conditions documented in the prior year, leading to an overall change in per-member
premium. As the year progresses, our
per-member
revenue declines as new members join us, typically with less complete or accurate documentation (and therefore lower risk adjustment scores).

Key Performance Metrics
In addition to our U.S. GAAP and
non-GAAP
financial information, we review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.

	June 30, 2021	December 31, 2020	June 30, 2020
Members	156,038	105,707	99,276
Owned medical centers	90	71	61
Members
Members represent those Medicare, Medicaid, and Affordable Care Act (“ACA”) patients for whom we receive a fixed per member per month fee under capitation arrangements as of the end of a particular period.
Owned Medical Centers
We define our medical centers as those primary care medical centers open for business and attending to members at the end of a particular period in which we own the medical operations and the physicians are our employees.
Impact of
COVID-19
On March 11, 2020, the World Health Organization designated
COVID-19
as a global pandemic. The rapid spread of
COVID-19
around the world led to the shutdown of cities as national, state, and local authorities implemented social distancing, quarantine and self-isolation measures. Many such restrictions remain in place, and some state and local governments are re-imposing
certain restrictions due to the increasing rates of
COVID-19
cases. Additionally, a new Delta variant of
COVID-19,
which appears to be the most transmissible variant to date, has begun to spread globally. The virus disproportionately impacts older adults, especially those with chronic illnesses, which describes many of our patients.
In response to
COVID-19,
we remained open and augmented our Cano@Home program, 24/7 urgency line and pharmacy home delivery to enable members to access needed care and support in the home. We successfully pivoted to a telemedicine offering for routine care in order to protect and better serve our patients, staff and community. Our centers remained open for urgent visits and necessary procedures. As
COVID-19
cases grew nationally, we took immediate action and deployed a specific
COVID-19
focused module under CanoPanorama that allowed our staff to screen patients for
COVID-19
and related complications, as well as refer them to a specialized team that is dedicated to helping
COVID-19
patients. The pandemic did not have a material impact on our results of operations, cash flows and financial position as of, and for the six months ended, June 30, 2021. This is primarily attributable to the relatively fixed nature of our capitated revenue arrangements. Over 95%
of our total gross revenues are recurring, consisting of fixed monthly per-member-per-month
capitation payments we receive from healthcare providers.
Additionally, during this time, we completed and integrated several acquisitions and expanded to new locations which had a positive impact on our revenues.
Due to our recurring contracted revenue model, we experienced minimal impact to our revenue during 2020 and the first six months of 2021.
We experienced both cost increases and cost savings due to
COVID-19.
Increases in operating expenses were primarily attributable to higher-than-budgeted payroll expenses, pharmacy prescription expenses, provider payments, rent, and marketing expenses. Deeply committed to our employees, we made a conscious decision not to furlough any of our employees, even if their function was disrupted by
COVID-19.
These higher costs were partially offset by lower referral fees, vehicle expenses, IT costs, professional fees, office and facility (ER) costs, and travel costs. We experienced a decrease in utilization of services during March through June of 2020. Medical centers were open for emergency visits, but we also expanded our at-home
care services, resulting in lower emergency transportation costs, and facility service costs (including costs related to various wellness and activity services offered at clinics). Even as utilization increased month to month through the second half of 2020 and first half of 2021, we expect certain costs savings to remain permanent as some members continue to take advantage of telemedicine and Cano@Home care services.

The full extent to which the
COVID-19
pandemic will directly or indirectly impact our business, future results of operations and financial condition will depend on future factors that are highly uncertain and cannot be accurately predicted. These factors include, but are not limited to, new information that may emerge concerning
COVID-19,
the scope and duration of business closures and restrictions, government-imposed or recommended suspensions of elective procedures, and expenses required for supplies and personal protective equipment. Additionally, the impact of the COVID-19 variants cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of the
COVID-19
vaccines against the variants, and the response by the governmental bodies and regulators. Due to these and other uncertainties, we cannot estimate the length or severity of the impact of the pandemic on our business. Additionally, because of our business model, the full impact of the
COVID-19
pandemic may not be fully reflected in our results of operations and overall financial condition until future periods. We will continue to closely evaluate and monitor the nature and extent of these potential impacts to our business, results of operations and liquidity. However, based on our experience, we expect the overall negative impact from
COVID-19
on our business will be immaterial. In addition, we expect to offer more telemedicine and mobile solutions which will create additional touchpoints to timely capture member medical data which in turn provides actionable insights to empower better care decisions via our CanoPanorama system.
For additional information on the various risks posed by the
COVID-19
pandemic, please see the section entitled “Risk Factors” included in this Quarterly Report on Form
10-Q.
Key Components of Results of Operations
Revenue
Capitated revenue
. Our capitated revenue is derived from fees for medical services provided at our medical centers or affiliated practices under capitation arrangements made directly with various health plans or CMS. Fees consist of a per-member-per-month
(“PMPM”) amount paid on an interim basis for the delivery of healthcare services and our rates are determined as a percent of the premium the health plans receive from the CMS for our at-risk
members. Those premiums are based upon the cost of care in a local market and the average utilization of services by the members enrolled. Medicare pays capitation using a “risk adjustment model,” which compensates providers based on the health status (acuity) of each individual patient. Groups with higher acuity patients receive more, and those with lower acuity patients receive less. Under the risk adjustment model, capitated premium is paid based on the acuity of members enrolled for the preceding year and subsequently adjusted once current year data is compiled. Our accrued revenue reflects the current period acuity of members. The amount of capitated revenue may be affected by certain factors outlined in the agreements with the health plans, such as administrative fees paid to the health plans and risk adjustments to premiums.
Generally, we enter into three types of capitation arrangements:
non-risk
arrangements, limited risk arrangements, and full risk arrangements. Under our non-risk
arrangements, we receive monthly capitated payments without regard to the actual amount of services provided. Under our limited risk arrangements, we assume partial financial risk for covered members. Under our full risk arrangements, we assume full financial risk for covered members.
Fee-for-service
and other revenue
. We generate
fee-for-service
revenue from providing primary care services to patients in our medical centers when we bill the member or their insurance plan on a fee-for-service
basis as medical services are rendered. While substantially all of our patients are members, we occasionally also provide care to non-members.
Fee-for-service
amounts are recorded based on agreed upon fee schedules determined within each contract.
Other revenue consists of sales from our pharmacies. We contract with an administrative services organization to collect and remit payments on our behalf from the sale of prescriptions and medications. We have pharmacies at some of our medical centers, where customers may fill prescriptions and retrieve their medications. Patients also have the option to fill their prescriptions with a third-party pharmacy of their choosing.
Operating Expenses
Third-party medical costs
. Third-party medical costs primarily consist of all medical expenses paid by the health plans or CMS (contractually on behalf of Cano Health) including costs for inpatient and hospital care, specialists, and certain pharmacy purchases associated with the resale of third-party medicines. Provider costs are accrued based on date of service to members, based in part on estimates, including an accrual for medical services incurred but not reported (“IBNR”). Liabilities for IBNR are estimated using standard actuarial methodologies including our accumulated statistical data, adjusted for current experience. These estimates are continually reviewed and updated and we retain the services of an independent actuary to review IBNR on an annual basis. We expect our third-party medical costs to increase given the healthcare spending trends within the Medicare population and the increasing disease burden of our patients as they age which is also consistent with what we indirectly receive (through capitated revenue) from CMS.
Direct patient expense
. Direct patient expense primarily consists of costs incurred in the treatment of our patients, at our medical centers and affiliated practices, including the compensation related to medical service providers and technicians, medical supplies, purchased medical services, and drug costs for pharmacy sales.
Selling, general and administrative expense
. Selling, general and administrative expenses include employee-related expenses, including salaries and benefits, technology infrastructure, operations, clinical and quality support, finance, legal, human resources, and corporate development departments. In addition, selling, general and administrative expenses include all corporate technology and occupancy costs. We expect our selling, general and administrative expenses to increase over time following the closing of the Business Combination due to the additional legal, accounting, insurance, investor relations and other costs that we will incur as a public company, as well as other costs associated with continuing to grow our business.
However, we anticipate these expenses to decrease as a percentage of revenue over the long term, although they may fluctuate as a percentage of revenue from period to period due to the timing and amount of these expenses. For purposes of determining center-level economics, we allocate a portion of our selling, general and administrative expenses to our medical centers and affiliated practices. The relative allocation of these expenses to each center depends upon a number of metrics, including (i) the number of centers open during a given period of time; (ii) the number of clinicians at each center at a given period of time; or (iii) if determinable, the center where the expense was incurred.
Depreciation and amortization expense
. Depreciation and amortization expenses are primarily attributable to our capital investment and consist of fixed asset depreciation and amortization of intangibles considered to have finite lives.
Transaction costs and other
. Transaction costs and other primarily consist of deal costs (including due diligence, integration, legal, internal staff, and other professional fees, incurred from acquisition activity), bonuses due to sellers, fair value adjustments in contingent consideration due to sellers, and management fees for financial and management consulting services from our advisory services agreement.
Other Income (Expense)
Interest expense
.
Interest expense primarily consists of interest incurred on our outstanding borrowings under our notes payable related to our equipment loans and credit facility. See “
Liquidity and Capital Resources
”. Costs incurred to obtain debt financing are amortized and shown as a component of interest expense.
Interest income.
Interest income consists of interest earned through a loan agreement with an affiliated company.
Loss on extinguishment of debt
. Loss on extinguishment of debt primarily consists of unamortized debt issuance costs related to certain term loans in connection with our financing arrangements.
Change in fair value of embedded derivative
. Change in fair value of embedded derivative consists primarily of changes to an embedded derivative identified in our debt agreement. The embedded derivative is revalued at each reporting period.
Change in fair value of warrant liabilities
. Change in fair value of warrant liabilities consists primarily of changes to the Public Warrants and Private Placement Warrants assumed upon the consummation of the Business Combination. The liabilities are revalued at each reporting period.
Other expenses.
Other expenses consist of legal settlement fees.

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Revenue:
Capitated revenue	$379,210	$163,927	$646,261	$291,643
Fee-for-service and other revenue	13,953	7,279	27,037	14,861

Total revenue	393,163	171,206	673,298	306,504

Operating expenses:
Third-party medical costs	291,816	112,040	486,862	197,353
Direct patient expense	43,782	22,554	78,069	40,333
Selling, general, and administrative expenses	46,574	21,859	81,422	42,843
Depreciation and amortization expense	7,945	3,977	13,791	7,362
Transaction costs and other	16,374	15,687	25,613	22,138

Total operating expenses	406,491	176,117	685,757	310,029

Loss from operations	(13,328)	(4,911)	(12,459)	(3,525)
Other income and expense:
Interest expense	(9,714)	(5,717)	(20,340)	(9,382)
Interest income	1	79	2	159
Loss on extinguishment of debt	(13,225)	—	(13,225)	—
Change in fair value of embedded derivative	—	(306)	—	(306)
Change in fair value of warrant liabilities	39,215	—	39,215	—
Other expenses	(25)	(150)	(25)	(150)

Total other income (expense)	16,252	(6,094)	5,627	(9,679)

Net income (loss) before income tax benefit	2,924	(11,005)	(6,832)	(13,204)
Income tax benefit	2,023	19	1,309	32

Net income (loss)	4,947	(10,986)	(5,523)	(13,172)
Net income (loss) attributable to non-controlling interests	(4,533)	—	(15,003)	—

Net income (loss) attributable to Cano Health, Inc.	$9,480	$—	$9,480	$—

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(% of revenue)	2021	2020	2021	2020
Revenue:
Capitated revenue	96.5%	95.7%	96.0%	95.2%
Fee-for-service and other revenue	3.5%	4.3%	4.0%	4.8%

Total revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Third-party medical costs	74.2%	65.4%	72.3%	64.4%
Direct patient expense	11.1%	13.2%	11.6%	13.2%
Selling, general, and administrative expenses	11.8%	12.8%	12.1%	14.0%
Depreciation and amortization expense	2.0%	2.3%	2.0%	2.4%
Transaction costs and other	4.2%	9.2%	3.8%	7.2%

Total operating expenses	103.3%	102.9%	101.8%	101.2%

Loss from operations	(3.3)%	(2.9)%	(1.8)%	(1.2)%
Other income and expense:
Interest expense	(2.5)%	(3.3)%	(3.0)%	(3.1)%
Interest income	0.0%	0.0%	0.0%	0.1%
Loss on extinguishment of debt	(3.4)%	0.0%	(2.0)%	0.0%
Change in fair value of embedded derivative	0.0%	(0.2)%	0.0%	(0.1)%
Change in fair value of warrant liabilities	10.0%	0.0%	5.8%	0.0%
Other expenses	0.0%	(0.1)%	0.0%	0.0%

Total other income (expense)	4.1%	(3.6)%	0.8%	(3.1)%

Net income (loss) before income tax benefit	0.8%	(6.5)%	(1.0)%	(4.3)%
Income tax benefit	0.5%	0.0%	0.2%	0.0%

Net income (loss)	1.3%	(6.5)%	(0.8)%	(4.3)%
Net income (loss) attributable to non-controlling interests	(1.2)%	$—	(2.2)%	$—

Net income (loss) attributable to Cano Health, Inc.	2.5%	$—	1.4%	$—

The following table sets forth the Company’s disaggregated revenue for the periods indicated:

	Three Months Ended June 30,
	2021		2020
($ in thousands)	Revenue $	Revenue%	Revenue $	Revenue%
Capitated revenue:
Medicare	$334,700	85.1%	$129,385	75.6%
Other capitated revenue	44,510	11.4%	34,542	20.2%

Total capitated revenue	379,210	96.5%	163,927	95.8%

Fee-for-service and other revenue:
Fee-for-service	4,389	1.1%	1,246	0.7%
Pharmacy	8,217	2.1%	5,718	3.3%
Other	1,347	0.3%	315	0.2%

Total fee-for-service and other revenue	13,953	3.5%	7,279	4.2%

Total revenue	$393,163	100.0%	$171,206	100.0%

	Six Months Ended June 30,
	2021		2020
($ in thousands)	Revenue $	Revenue%	Revenue $	Revenue%
Capitated revenue:
Medicare	$561,079	83.3%	$235,395	76.8%
Other capitated revenue	85,182	12.7%	56,248	18.4%

Total capitated revenue	646,261	96.0%	291,643	95.2%

Fee-for-service and other revenue:
Fee-for-service	8,937	1.3%	3,011	1.0%
Pharmacy	15,523	2.3%	11,054	3.6%
Other	2,577	0.4%	796	0.2%

Total fee-for-service and other revenue	27,037	4.0%	14,861	4.8%

Total revenue	$673,298	100.0%	$306,504	100.0%

The following table sets forth the Company’s member and member month figures for the periods indicated:

	Three Months Ended June 30,
	2021	2020	% Change
Members:
Medicare	111,866	72,576	54.1%
Medicaid	25,178	16,585	51.8%
ACA	18,994	10,115	87.8%

Total members	156,038	99,276	57.2%

Member months:
Medicare	282,251	152,764	84.8%
Medicaid	71,461	45,515	57.0%
ACA	57,816	30,474	89.7%

Total member months	411,528	228,753	79.9%

Per Member Per Month (“PMPM”):
Medicare	$1,186	$847	40.0%
Medicaid	$612	$747	(18.1)%
ACA	$14	$18	(22.2)%
Total PMPM	$921	$717	28.5%

Owned medical centers	90	61

	Six Months Ended June 30,
	2021	2020	% Change
Members:
Medicare	111,866	72,576	54.1%
Medicaid	25,178	16,585	51.8%
ACA	18,994	10,115	87.8%

Total members	156,038	99,276	57.2%

Member months:
Medicare	507,081	267,525	89.5%
Medicaid	134,369	83,147	61.6%
ACA	113,853	60,292	88.8%

Total member months	755,303	410,964	83.8%

Per Member Per Month (“PMPM”):
Medicare	$1,105	$880	25.6%
Medicaid	$613	$660	(7.1)%
ACA	$29	$22	31.8%
Total PMPM	$856	$710	20.6%

Owned medical centers	90	61

Comparison of the Three Months Ended June 30, 2021 and June 30, 2020
Revenue

	Three Months Ended June 30,
($ in thousands)	2021	2020	$ Change	% Change
Revenue:
Capitated revenue	$379,210	$163,927	$215,283	131.3%
Fee-for-service and other revenue	13,953	7,279	6,674	91.7%

Total revenue	$393,163	$171,206	$221,957

Capitated revenue.
Capitated revenue was $379.2 million for the three months ended June 30, 2021, an increase of $215.3 million, or 131.3%, compared to $163.9 million for the three months ended June 30, 2020. The increase was primarily driven by a 79.9% increase in the total member months and a 28.5% increase in total revenue per member per month. The increase in member months was primarily due to an increase in the total number of members served and our acquisitions, primarily Healthy Partners in June 2020 and University in June 2021, which resulted in the addition of new members and new markets in Florida.
Fee-for-service
and other revenue.
Fee-for-service
and other revenue was $14.0 million for the three months ended June 30, 2021, an increase of $6.7 million, or 91.7%, compared to $7.3 million for the three months ended June 30, 2020. The increase in fee-for-service
revenue was attributable primarily to an increase in members served across existing centers. We experienced a decrease in utilization of services due to the impact of
COVID-19
in the second quarter of 2020, which contributed to lower
fee-for
service revenue in that period. The increase in pharmacy revenue was driven by organic growth as we continued to increase the number of members served in our established pharmacies as well as the addition of a new pharmacy from our acquisition of University in June 2021.
Operating Expenses

	Three Months Ended June 30,
($ in thousands)	2021	2020	$ Change	% Change
Operating expenses:
Third-party medical costs	$291,816	$112,040	$179,776	160.5%
Direct patient expense	43,782	22,554	21,228	94.1%
Selling, general, and administrative expenses	46,574	21,859	24,715	113.1%
Depreciation and amortization expense	7,945	3,977	3,968	99.8%
Transaction costs and other	16,374	15,687	687	4.4%

Total operating expenses	$406,491	$176,117	$230,374

Third-party medical costs.
Third-party medical costs were $291.8 million for the three months ended June 30, 2021, an increase of $179.8 million, or 160.5%, compared to $112.0 million for the three months ended June 30, 2020. The increase was driven by a 79.9% increase in total member months, the addition of Direct Contract Entity members with higher medical costs, and higher utilization of third party medical services as utilization normalized from lower levels related to the COVID-19 pandemic.
Direct patient expense.
Direct patient expense was $43.8 million for the three months ended June 30, 2021, an increase of $21.2 million, or 94.1%, compared to $22.6 million for the three months ended June 30, 2020. The increase was driven by increases in payroll and benefits of $6.0 million, pharmacy drugs of $2.0 million, medical supplies of $1.0 million and provider payments of $12.2 million.
Selling, general and administrative expense.
Selling, general and administrative expense was $46.6 million for the three months ended June 30, 2021, an increase of $24.7 million, or 113.1%, compared to $21.9 million for the three months ended June 30, 2020. The increase was driven by higher salaries and benefits of $12.4 million, occupancy costs of $2.9 million, marketing expenses of $2.1 million, legal and professional services of $1.2 million, and other costs of $6.1 million. These increases were incurred to support the continued growth of our business and expansion into other states.

Depreciation and amortization expense.
Depreciation and amortization expense was $7.9 million for the three months ended June 30, 2021, an increase of $3.9 million, or 99.8%, compared to $4.0 million for the three months ended June 30, 2020. The increase was driven by purchases of new property and equipment to support the growth of our business during the period as well as the addition of several new brand names, non-compete
agreements, and payor relationships from our 2020 and 2021 acquisitions.
Transaction costs and other.
Transaction costs and other were $16.4 million for the three months ended June 30, 2021, an increase of $0.7 million, or 4.4%, compared to $15.7 million for the three months ended June 30, 2020. The increase was due to higher integration, legal, internal staff, and other professional fees incurred in connection with the closing of the Business Combination.
Other Income (Expense)

	Three Months Ended June 30,
($ in thousands)	2021	2020	$ Change	% Change
Other income and expense:
Interest expense	$(9,714)	$(5,717)	$(3,997)	69.9%
Interest income	1	79	(78)	-98.7%
Loss on extinguishment of debt	(13,225)	—	(13,225)	0.0%
Change in fair value of embedded derivative	—	(306)	306	-100.0%
Change in fair value of warrant liabilities	39,215	—	39,215	0.0%
Other expenses	(25)	(150)	125	-83.3%

Total other income (expense)	$16,252	$(6,094)	$22,346

Interest expense.
Interest expense was $9.7 million for the three months ended June 30, 2021, an increase of $4.0 million, or 69.9%, compared to $5.7 million for the three months ended June 30, 2020. The increase was primarily driven by interest incurred on our higher outstanding borrowings under our credit facility to fund our acquisitions.
Loss on extinguishment of debt.
Loss on extinguishment of debt was $13.2 million for the three months ended June 30, 2021 and was due to the partial extinguishment of Term Loan 3 following the closing of the Business Combination. The loss on extinguishment was related to unamortized debt issuance costs.
Change in fair value of warrant liabilities.
Change in fair value of warrant liabilities was $39.2 million of a reduction in expenses for the three months ended June 30, 2021 as a result of a change in the fair value of the Public Warrants and Private Placement Warrants assumed in connection with the Business Combination.
Comparison of the Six Months Ended June 30, 2021 and June 30, 2020
Revenue

	Six Months Ended June 30,
($ in thousands)	2021	2020	$ Change	% Change
Revenue:
Capitated revenue	$646,261	$291,643	$354,618	121.6%
Fee-for-service and other revenue	27,037	14,861	12,176	81.9%

Total revenue	$673,298	$306,504	$366,794	119.7%

Capitated revenue.
Capitated revenue was $646.3 million for the six months ended June 30, 2021, an increase of $354.7 million, or 121.6%, compared to $291.6 million for the six months ended June 30, 2020. The increase was primarily driven by a 83.8% increase in the total member months and a 20.6% increase in total revenue per member per month. The increase in member months was due to an increase in the total number of members served and our acquisitions, primarily Healthy Partners in June 2020 and University in June 2021, which resulted in the addition of new members and new markets in Florida.
Fee-for-service
and other revenue.
Fee-for-service
and other revenue was $27.0 million for the six months ended June 30, 2021, an increase of $12.1 million, or 81.9%, compared to $14.9 million for the six months ended June 30, 2020. The increase in fee-for-service
revenue was attributable primarily to an increase in members served across existing centers. We experienced a decrease in utilization of services due to the impact of
COVID-19
in the first half of 2020, which contributed to lower
fee-for
service revenue in that period. The increase in pharmacy revenue was driven by organic growth as we continued to increase the number of members served in our established pharmacies as well as the addition of a new pharmacy from our acquisition of University in June of 2021.
Operating Expenses

	Six Months Ended June 30,
($ in thousands)	2021	2020	$ Change	% Change
Operating expenses:
Third-party medical costs	$486,862	$197,353	$289,509	146.7%
Direct patient expense	78,069	40,333	37,736	93.6%
Selling, general, and administrative expenses	81,422	42,843	38,579	90.0%
Depreciation and amortization expense	13,791	7,362	6,429	87.3%
Transaction costs and other	25,613	22,138	3,475	15.7%

Total operating expenses	$685,757	$310,029	$375,728

Third-party medical costs.
Third-party medical costs were $486.9 million for the six months ended June 30, 2021, an increase of $289.5 million, or 146.7%, compared to $197.4 million for the six months ended June 30, 2020. The increase was driven by a 83.8% increase in total member months, the addition of Direct Contract Entity members with higher medical costs, and higher utilization of third party medical services as utilization normalized from lower levels related to the COVID-19 pandemic.
Direct patient expense.
Direct patient expense was $78.1 million for the six months ended June 30, 2021, an increase of $37.8 million, or 93.6%, compared to $40.3 million for the six months ended June 30, 2020. The increase was driven by increases in payroll and benefits of $11.6 million, pharmacy drugs of $3.2 million, medical supplies of $1.8 million and provider payments of $21.2 million.
Selling, general and administrative expense.
Selling, general and administrative expense was $81.4 million for the six months ended June 30, 2021, an increase of $38.6 million, or 90.0%, compared to $42.8 million for the six months ended June 30, 2020. The increase was driven by higher salaries and benefits of $19.4 million, occupancy costs of $5.3 million, marketing expenses of $3.3 million, legal and professional services of $2.4 million, and other costs of $8.2 million. These increases were incurred to support the continued growth of our business and expansion into other states.
Depreciation and amortization expense.
Depreciation and amortization expense was $13.8 million for the six months ended June 30, 2021, an increase of $6.4 million, or 87.3%, compared to $7.4 million for the six months ended June 30, 2020. The increase was driven by purchases of new property and equipment to support the growth of our business during the period as well as the addition of several new brand names, non-compete
agreements, and payor relationships from our 2020 and 2021 acquisitions.
Transaction costs and other.
Transaction costs and other were $25.6 million for the six months ended June 30, 2021, an increase of $3.5 million, or 15.7%, compared to $22.1 million for the six months ended June 30, 2020. The increase was due to higher integration, legal, internal staff, and other professional fees incurred in connection with the closing of the Business Combination.

Other Income (Expense)

	Six Months Ended June 30,
($ in thousands)	2021	2020	$ Change	% Change
Other income and expense:
Interest expense	$(20,340)	$(9,382)	$(10,958)	116.8%
Interest income	2	159	(157)	(98.7)%
Loss on extinguishment of debt	(13,225)	$—	(13,225)	—%
Change in fair value of embedded derivative	—	(306)	306	(100.0)%
Change in fair value of warrant liabilities	39,215	$—	39,215	—%
Other expenses	(25)	(150)	125	(83.3)%

Total other income (expense)	$5,627	$(9,679)	$15,306

Interest expense.
Interest expense was $20.3 million for the six months ended June 30, 2021, an increase of $11.0 million, or 116.8%, compared to $9.4 million for the six months ended June 30, 2020. The increase was primarily driven by interest incurred on our higher outstanding borrowings under our credit facility to fund our acquisitions.
Loss on extinguishment of debt.
Loss on extinguishment of debt was $13.2 million for the six months ended June 30, 2021 and was due to the partial extinguishment of Term Loan 3 following the closing of the Business Combination. The loss on extinguishment was related to unamortized debt issuance costs.
Change in fair value of warrant liabilities.
Change in fair value of warrant liabilities was $39.2 million of a reduction in expenses for the six months ended June 30, 2021 as a result of a change in the fair value of the Public Warrants and Private Placement Warrants assumed in connection with the Business Combination.
Liquidity and Capital Resources
General
To date, we have financed our operations principally through the issuance of equity and debt. As of June 30, 2021 and December 31, 2020, we had cash, cash equivalents and restricted cash of $319.3 million and $33.8 million, respectively. Our cash, cash equivalents and restricted cash primarily consist of highly liquid investments in money market funds and cash. Since our inception, we have generated significant operating losses from our operations as reflected in our accumulated deficit of $37.6 million as of June 30, 2021 and negative cash flows from operations.
We expect to incur operating losses and generate negative cash flows from operations for the foreseeable future due to the investments we intend to continue to make in acquisitions, expansion of operations, and due to additional selling, general and administrative costs we expect to incur in connection with operating as a public company. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.
On November 23, 2020, we entered into the Credit Agreement with certain lenders, Credit Suisse AG, Cayman Islands Branch, as administrative agent, collateral agent and a letter of credit issuer, and Credit Suisse Loan Funding LLC, as sole lead arranger and sole book runner. The Credit Agreement provides for an Initial Term Loan (“Term Loan 3”) in an original aggregate principal amount of $480.0 million, a revolving credit facility with commitments in an aggregate principal amount of $30.0 million (the “Revolving Credit Facility”), and a delayed draw term loan facility with commitments in an aggregate principal amount of $175.0 million (the “Delayed Draw Term Loan Facility”). The Revolving Credit Facility includes a $10.0 million sub-limit
for the issuance of letters of credit. Borrowings under the Revolving Credit Facility mature, and the revolving commitments thereunder terminate, on November 23, 2025. The Initial Term Loan and Delayed Draw Term Loans mature on November 23, 2027.

The Business Combination closed on June 3, 2021. Pursuant to the Business Combination Agreement, on the Closing Date, Jaws contributed cash to PCIH in exchange for 69.0 million PCIH Common Units equal to the number of shares of Jaws’ Class A ordinary shares outstanding on the Closing Date and 17.25 million Class B ordinary shares owned by the Sponsor. In connection with the Business Combination, the Company issued 306.8 million shares of Class B common stock to existing shareholders of PCIH. The Company also issued and sold 80.0 million shares of the Company’s Class A common stock in a private placement for $800.0 million. In aggregate, the Company generated approximately $935.4 million in net cash proceeds after transaction costs and advisory fees paid and distributions to PCIH shareholders. On June 4, 2021, the Company utilized $400.0 million of the net proceeds to pay off Company debt under Term Loan 3 and the remainder of the net proceeds was held on the balance sheet for general corporate purposes. See further discussion related to the Business Combination as described in Note 1, “Nature of Business and Operations” of Cano Health, Inc.’s condensed consolidated financial statements.
On June 11, 2021, we entered into a purchase agreement with University for total consideration of $611.1 million. The transaction was financed through $541.5 million of cash on hand, $60.0 million of Class A common stock issued to University’s sellers and $9.6 million in contingent consideration from acquisition add-ons
based on additional acquired entities.
In June 2021, we borrowed the remaining availability under our Delayed Draw Term Loan Facility and entered into the Third Amendment and Incremental Facility Amendment to the Credit Agreement pursuant to which we borrowed $295.0 million in incremental term loans (“Term Loan 4”), and made certain other amendments to our Credit Agreement. As of June 30, 2021, the total amount of outstanding debt under our Term Loans under our Credit Agreement was $547.4 million.
On July 2, 2021, we entered into the Bridge Loan Agreement with certain lenders and Credit Suisse AG, Cayman Islands Branch, as administrative agent, pursuant to which, the lenders provided a $250.0 million unsecured bridge term loan which was fully outstanding as of July 13, 2021. We used the bridge term loan to acquire Doctor’s Medical Center (“DMC”).
The Company is a holding company with no material assets other than its ownership of the PCIH Common Units and its managing member interest in PCIH. As a result, we have no independent means of generating revenue or cash flow. Our ability to pay taxes, make payments under the Tax Receivable Agreement and pay dividends will depend on the financial results and cash flows of PCIH and the distributions it receives from PCIH. Deterioration in the financial condition, earnings or cash flow of PCIH for any reason could limit or impair PCIH’s ability to pay such distributions. Additionally, to the extent that we need funds and PCIH is restricted from making such distributions under applicable law or regulation or under the terms of any financing arrangements, or PCIH is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition. We anticipate that the distributions we will receive from PCIH may, in certain periods, exceed our actual tax liabilities and obligations to make payments under the Tax Receivable Agreement. Our Board, in its sole discretion, may make any determination from time to time with respect to the use of any such excess cash so accumulated, which may include, among other uses, to pay dividends on our Class A common stock. We will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders.
Dividends on our common stock, if any, will be paid at the discretion of our Board, which will consider, among other things, our available cash, available borrowings and other funds legally available therefore, taking into account the retention of any amounts necessary to satisfy our obligations that will not be reimbursed by PCIH, including taxes and amounts payable under the Tax Receivable Agreement and any restrictions in then applicable bank financing agreements. Financing arrangements may include restrictive covenants that restrict our ability to pay dividends or make other distributions to our stockholders. In addition, PCIH is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of PCIH (with certain exceptions) exceed the fair value of its assets. PCIH’s subsidiaries are generally subject to similar legal limitations on their ability to make distributions to PCIH. If PCIH does not have sufficient funds to make distributions, our ability to declare and pay cash dividends may also be restricted or impaired.
Under the terms of the Tax Receivable Agreement, we generally are required to pay to the Seller, and to each other person from time to time that becomes a “TRA Party” under the Tax Receivable Agreement, 85% of the tax savings, if any, that we are deemed to realize in certain circumstances as a result of certain tax attributes that exist following the Business Combination and that are created thereafter, including as a result of payments made under the Tax Receivable Agreement. To the extent payments are made pursuant to the Tax Receivable Agreement, we generally will be required to pay to the Sponsor and to each other person from time to time that becomes a “Sponsor Party” under the Tax Receivable Agreement such Sponsor Party’s proportionate share of, an amount equal to such payments multiplied by a fraction with the numerator 0.15 and the denominator 0.85. The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired unless we exercise our right to terminate the Tax Receivable Agreement for an amount representing the present value of anticipated future tax benefits under the Tax Receivable Agreement or certain other acceleration events occur. These payments are the obligation of the Company and not of PCIH. Any payments made by us under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us or PCIH and, to the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us.
We believe that the proceeds from the Business Combination our Term Loans and our Revolving Credit Facility described above as well as our cash, cash equivalents and restricted cash will be sufficient to fund our operating and capital needs for at least the next 12 months. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary because of, and our future capital requirements will depend on, many factors, including our growth rate, medical expenses, and the timing and extent of our expansion into new markets. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, and financial condition would be adversely affected.
Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

	Six Months Ended June 30,
($ in thousands)	2021	2020
Net cash used in operating activities	$(56,580)	$(13,143)
Net cash used in investing activities	(649,269)	(245,926)
Net cash provided by financing activities	991,319	240,593

Net increase (decrease) in cash, cash equivalents and restricted cash	285,470	(18,476)
Cash, cash equivalents and restricted cash at beginning of year	33,807	29,192

Cash, cash equivalents and restricted cash at end of period	$319,277	$10,716

Operating Activities
For the six months ended June 30, 2021, net cash used in operating activities was $56.6 million, an increase of $43.5 million in cash outflows compared to net cash used in operating activities of $13.1 million for the six months ended June 30, 2020. Significant changes impacting net cash used in operating activities were as follows:

•	Net loss for the six months ended June 30, 2021 of $5.5 million compared to net loss for the six months ended June 30, 2020 of $13.2 million;

•
Increases in accounts receivable, net of $55.0 million for the six months ended June 30, 2021 compared to increases in accounts receivable, net for the six months ended June 30, 2020 of $17.8 million due to the addition of new contracts from our acquisitions and increased member counts across existing providers which was partially offset by the assumption of service provider liabilities from those acquisitions;

•
Increases in accounts payable and accrued expenses for the six months ended June 30, 2021 of $23.4 million compared to increases in accounts payable and accrued expenses for the six months ended June 30, 2020 of $9.0 million due to the addition of new third-party provider payments related to businesses acquired after the first quarter of 2020 and higher accrued transaction costs; and

•
Increases in prepaid expenses and other current assets of $16.8 million for the six months ended June 30, 2021 compared to increases in prepaid expenses and other current assets for the six months ended June 30, 2020 of $0.3 million due to higher prepaid insurance payments and prepaid bonus incentives.

Investing Activities
For the six months ended June 30, 2021, net cash used in investing activities was $649.3 million, an increase of $403.4 million in cash outflows compared to net cash used in investing activities of $245.9 million for the six months ended June 30, 2020 due primarily to an increase in capital expenditures and cash used for acquisitions of subsidiaries.
Financing Activities
Net cash provided by financing activities was $991.3 million during the six months ended June 30, 2021, an increase of $750.7 million in cash inflows compared to net cash provided by financing activities of $240.6 million during the six months ended June 30, 2020 due primarily to $935.4 million in connection with the Business Combination and PIPE financing as well as additional proceeds from long-term debt and Delayed Draw Term Loans.
Contractual Obligations and Commitments
Our principal commitments consist of obligations under operating and capital leases for our centers and equipment, repayments of long-term debt on notes payable, and payments due to sellers in connection with our acquisitions.
As of June 30, 2021, we had future minimum operating lease payments under non-cancellable
leases through the year 2028 of $69.9 million related to office facilities and office equipment. We also had non-cancellable
capital lease agreements with third parties through the year 2025 with future minimum payments of $3.0 million.
As of June 30, 2021, we have entered into various credit and guaranty agreements and the total amount of outstanding long-term debt on notes payable was $547.4 million. See Note 9, “Revolving Credit Facility”, and Note 10, “Long-term Debt”, in our condensed consolidated financial statements for more information.
Additionally, we have amounts due to sellers in connection with our historical acquisitions of approximately $22.0 million as of June 30, 2021 that are due within the next twelve months.
Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of June 30, 2021.
Litigation
We are exposed to various asserted and unasserted potential claims encountered in the normal course of business. We believe that the resolution of these matters will not have a material effect on our consolidated financial position or the results of operations.
Non-GAAP
Financial Metrics
The following discussion includes references to EBITDA and Adjusted EBITDA which are non-GAAP
financial measures. A
non-GAAP
financial measure is a performance metric that departs from U.S. GAAP because it excludes earnings components that are required under U.S. GAAP. Other companies may define non-GAAP
financial measures differently and, as a result, our
non-GAAP
financial measures may not be directly comparable to those of other companies.

By definition, EBITDA consists of net income (loss) before interest, income taxes, depreciation and amortization. Adjusted EBITDA is EBITDA adjusted to add back the effect of certain expenses, such as stock-based compensation expense, de novo losses (consisting of losses incurred in the twelve months after the opening of a new facility), acquisition transaction costs (consisting of transaction costs, fair value adjustments in contingent consideration, management fees and corporate development payroll costs), restructuring and other charges, loss on extinguishment of debt, changes in fair value of an embedded derivative, and changes in fair value of warrant liabilities. Adjusted EBITDA is a key measure used by our management to assess the operating and financial performance of our health centers in order to make decisions on allocation of resources.
The presentation of
non-GAAP
financial measures also provides additional information to investors regarding our results of operations and is useful for trending, analyzing and benchmarking the performance and value of our business. By excluding certain expenses and other items that may not be indicative of our core business operating results, these non-GAAP
financial measures:

•
allow investors to evaluate our performance from management’s perspective, resulting in greater transparency with respect to supplemental information used by us in our financial and operational decision making;

•	provide better transparency as to the measures used by management and others who follow our industry to estimate the value of our company; and

•
allow investors to view our financial performance and condition in the same manner that our significant lenders and landlords require us to report financial information to them in connection with determining our compliance with financial covenants.

Our use of EBITDA and Adjusted EBITDA have limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are as follows:

•
although depreciation and amortization expense are
non-cash
charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•
Adjusted EBITDA does not reflect: (1) changes in, or cash requirements for, our working capital needs; (2) the potentially dilutive impact of non-cash
stock-based compensation; (3) tax payments that may represent a reduction in cash available to us; or (4) net interest expense/income; and

•	other companies, including companies in our industry, may calculate EBITDA and/or Adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.
Because of these and other limitations, you should consider Adjusted EBITDA along with other U.S. GAAP-based financial performance measures, including net income, cash flow metrics and our U.S. GAAP financial results.

The following table provides a reconciliation of net income (loss) to non-GAAP
financial information:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Net income (loss)	$4,947	$(10,986)	$(5,523)	$(13,172)
Interest income	(1)	(79)	(2)	(159)
Interest expense	9,714	5,717	20,340	9,382
Income tax benefit	(2,023)	(19)	(1,309)	(32)
Depreciation and amortization expense	$7,945	3,977	$13,791	7,362

EBITDA	$20,582	$(1,390)	$27,297	$3,381

Stock-based compensation	3,168	57	3,239	112
De novo losses (1)	6,968	956	12,480	2,348
Acquisition transaction costs (2)	17,236	15,776	27,339	22,294
Restructuring and other	2,811	531	3,222	716
Loss on extinguishment of debt	13,225	—	13,225	—
Change in fair value of embedded derivative	—	306	—	306
Change in fair value of warrant liabilities	(39,215)	—	(39,215)	—

Adjusted EBITDA	$24,775	$16,236	$47,587	$29,157

(1)
De novo losses include those costs associated with the ramp up of new facilities and that are not expected to be incurred past the first 12 months after opening. These costs collectively are higher than comparable expenses incurred once such a facility has been open and generating revenue and would not have been incurred unless a new facility was being opened.

(2)
Acquisition transaction costs included $0.9 million and $0.1 million of corporate development payroll costs for the three months ended June 30, 2021 and 2020, respectively, and $1.7 million and $0.2 million of corporate development payroll costs for the six months ended June 30, 2021 and 2020, respectively. Corporate development payroll costs include those expenses directly related to the additional staff needed to support our increased acquisition activity.

We experienced a 1,580.7% increase in EBITDA and a 52.6% increase in our Adjusted EBITDA between the three months ended June 30, 2021 and June 30, 2020. This was primarily related to our acquisition activity, partial extinguishment of debt and changes in fair value of our warrant liabilities.
We experienced a 707.4% increase in EBITDA and a 63.2% increase in our Adjusted EBITDA between the six months ended June 30, 2021 and June 30, 2020. This was primarily related to our acquisition activity, partial extinguishment of debt and changes in fair value of our warrant liabilities.
Emerging Growth Company Status
We are an emerging growth company, as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. Accordingly, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. It is currently anticipated that the Company may lose its “emerging growth company” status as of the end of the year ending December 31, 2021.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements and accompanying notes, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. The future effects of the
COVID-19
pandemic on our results of operations, cash flows and financial position are unclear, however, we believe we have made reasonable estimates and assumptions in preparing the financial statements. Actual results may differ from these estimates under different assumptions or conditions, impacting our reported results of operations and financial condition.
Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of assets and liabilities and the recognition of income and expenses. Management considers these accounting policies to be critical accounting policies. The estimates and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described below. See Note 2 to our condensed consolidated financial statements “Summary of Significant Accounting Policies” in our condensed consolidated financial statements for more information.
Warrant Liabilities
We account for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40 under which the Public Warrants and Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Public Warrants and Private Placement Warrants as liabilities at their fair value and adjust the Public Warrants and Private Placement Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Public Warrants and the Private Placement Warrants for periods where no observable traded price was available are valued using a binomial lattice simulation model.
Revenue
Revenue consists primarily of fees for medical services provided under capitated arrangements with HMOs health plans. Capitated revenue also consists of revenue earned through Medicare Advantage as well as through commercial and other non-Medicare governmental programs, such as Medicaid, which is captured as other capitated revenue. As we control the healthcare services provided to enrolled members, we act as the principal and the gross fees under these contracts are reported as revenue and the cost of provider care is included in third-party medical costs. Additionally, since contractual terms across these arrangements are similar, we group them into one portfolio.
Capitated revenues are recognized in the month in which we are obligated to provide medical care services. The transaction price for the services provided is variable and depends upon the terms of the arrangement provided by or negotiated with the health plan and include PMPM rates that may fluctuate. The rates are risk adjusted based on the health status (acuity) of members and demographic characteristics of the plan. The fees are paid on an interim basis based on submitted enrolled member data for the previous year and are adjusted in subsequent periods after the final data is compiled by the CMS.
Third-Party Medical Costs
Third-party medical costs primarily consist of all medical expenses paid by the health plans, including inpatient and hospital care, specialists, and medicines. Provider costs are accrued based on date of service to members, based in part on estimates, including an accrual for medical services incurred but not reported (“IBNR”). Actual claims expense will differ from the estimated liability due to factors in estimated and actual member utilization of health care services, the amount of charges, and other factors.

Liabilities for IBNR are estimated using standard actuarial methodologies, including our accumulated statistical data, adjusted for current experience. These actuarially determined estimates are continually reviewed and updated, however, as the amount of unpaid service provider cost is based on estimates, the ultimate amounts paid to settle these liabilities might vary from recorded amounts and these differences may be material.
We have included IBNR claims of approximately $80.8 million and $54.5 million on our balance sheet as of June 30, 2021 and December 31, 2020, respectively.
Impairment of Long-Lived Assets
Long-lived assets are reviewed periodically for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.
Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets acquired. We test goodwill for impairment annually on October 1st or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale, disposition of a significant portion of the business or other factors. Goodwill is evaluated for impairment at the reporting unit level and we have identified a single reporting unit.
ASC 350, “
Intangibles—Goodwill and Other
” allows entities to first use a qualitative approach to test goodwill for impairment by determining whether it is more likely than not (a likelihood of greater than 50%) that the fair value of a reporting unit is less than its carrying value. When we perform the quantitative goodwill impairment test, we compare the fair value of the reporting unit, which we primarily determine using an income approach based on the present value of expected future cash flows, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference would be recognized as an impairment loss. We considered the effect of the COVID-19 pandemic on our business and the overall economy and resulting impact on goodwill. There was no impairment to goodwill during the six months ended June 30, 2021 and 2020.
Our intangibles consist of trade names, brand, non-compete, and customer, payor, and provider relationships. We amortize intangibles using the straight-line method over the estimated useful lives of the intangible, which ranges from 1 through 20 years. Intangible assets are reviewed for impairment in conjunction with long-lived assets.
The determination of fair values and useful lives require us to make significant estimates and assumptions. These estimates include, but are not limited to, future expected cash flows from acquired capitation arrangements from a market participant perspective, discount rates, industry data and management’s prior experience. Unanticipated events or circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results.
Equity-Based Compensation
ASC 718, “
Compensation—Stock Compensation
” requires the measurement of the cost of the employee services received in exchange for an award of equity instruments based on the grant-date fair value or, in certain circumstances, the calculated value of the award. Under our unit-based incentive plan, we may reward employees with various types of awards, including but not limited to profits interests on a service-based or performance-based schedule. These awards may also contain market conditions. We have elected to account for forfeitures as they occur. We use the Black-Scholes pricing option model to estimate the fair value of each award as of the grant date.

Recent Accounting Pronouncements
See Note 2, “
Summary of Significant Accounting Policies—Recent Accounting Pronouncements
” to our condensed consolidated financial statements for more information.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.
Interest Rate Risk
As of June 30, 2021 and December 31, 2020, we had cash, cash equivalents and restricted cash of $319.3 million and $33.8 million, respectively, which are held for working capital purposes. We do not make investments for trading or speculative purposes.
As of June 30, 2021 and December 31, 2020, the total amount of outstanding debt under Term Loan 3 and Term Loan 4 was $547.4 million and $480.0 million, respectively. Term Loan 3 consists of an Initial Term Loan, Delayed Drawdown Term Commitments and an Initial Revolving Facility. As of June 30, 2021, the Initial Term Loan and Delayed Draw Term Commitments bore interest of 5.25%. The current stated interest rate for the Initial Term Loan and Initial Revolving Facility was 5.5%. The effective interest rate for the Initial Term Loan was 6.2%. Term Loan 3 borrowings are subject to interest at a rate per annum equal to (1) the LIBOR Rate for a one month interest period on such day, as adjusted via multiplication by the Credit Suisse’s statutory reserve rate and subject to a floor of 0.75% on the adjusted rate only for the Initial Term Loan and the Delayed Draw Term Loans, plus (2) the applicable rate of 4.75%. Term Loan 4 is subject to the same interest rate terms as Term Loan 3.
Inflation Risk
Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures

(a)	Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as a result of the material weaknesses initially identified in our January 2021 filing of our S-4 Registration Statement and further identified below by management.
The material weaknesses have not been remediated as of June 30, 2021. See “Part II. Other Information, Item 1A. Risk Factors, Risks Related to Our Class A Common Stock and Being a Public Company”. Our independent registered public accountants have identified a number of material weaknesses in our internal control over financial reporting. If we are unable to remediate the material weaknesses, or if other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner

The material weaknesses pertain to (i) our failure to establish controls to ensure the completeness and accuracy of information used to estimate and record certain accruals or make other closing adjustments in the financial statement close process, (ii) our failure in the process of accounting for business combinations related to the design and operation of controls to record and measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest recognized as part of a business combination, (iii) JAWS’ failure in the process of accounting for a significant and unusual transaction related to the warrants it issued in connection with its IPO in May 2020, which resulted in a material misstatement of our warrant liabilities, transaction costs, change in fair value of warrant liabilities, additional paid-in-capital, accumulated deficit and related financial disclosures for the year ended December 31, 2020 and unaudited quarterly financial information as of and for the three and six months ended June 30, 2020 and the three and nine months ended September 30, 2020, and (iv) our failure to have a sufficient complement of personnel with an appropriate level of knowledge, experience and oversight commensurate with their financial reporting requirements to ensure proper selection and application of U.S. GAAP.
Our management is actively engaged in the implementation of remediation plans to address these material weaknesses. These plans include implementation of enhanced documentation of policies and procedures, along with the allocation of resources dedicated to training and monitoring these policies and procedures and recruiting personnel with appropriate levels of skills commensurate with their roles.
As a result of these efforts, as of the date of the filing of this Quarterly Report on Form 10-Q, our management believes we have made progress toward remediating the underlying causes of the material weaknesses. Although we believe our remediation efforts will be effective in remediating the material weaknesses, there can be no assurance as to when the remediation plans will be fully implemented, or that the plans, as currently designed, will adequately remediate the material weaknesses. The material weaknesses will not be considered fully addressed until the enhanced policies and procedures over documentation have been in operation for a sufficient period of time for our management to conclude that the material weaknesses have been fully remediated.
Notwithstanding these identified material weaknesses, as of the date of the filing of this Quarterly Report on Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, believes that the unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods and such financial statements are presented in conformity with GAAP.

(b)	Changes in Internal Control over Financial Reporting
Other than the steps taken in our remediation efforts outlined above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
From time to time, we may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business. As of June 30, 2021, we do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 1A.	Risk Factors
Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with the other information in this Quarterly Report on Form
10-Q,
including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and the related notes. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, reputation, revenue, financial condition, results of operations and future prospects, in which event the market price of our Class A common stock could decline, and you could lose part or all of your investment. Unless otherwise indicated, reference in this section and elsewhere in this quarterly report to our business being adversely affected, negatively impacted or harmed will include an adverse effect on, or a negative impact or harm to, the business, reputation, financial condition, results of operations, revenue and our future prospects. The material and other risks and uncertainties summarized above and described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This quarterly report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See the section titled “Cautionary Note Regarding Forward-Looking Statements.”
Risks Related to Our Business
Under most of our agreements with health plans, we assume some or all of the risk that the cost of providing services will exceed our compensation.
Approximately 95.7% of our total revenue for the year ended December 31, 2020 and 95.2% and 96.0% of our total revenue for the six months ended June 30, 2020 and 2021, respectively, is capitated revenue, which, in the case of health plans, is a pre-negotiated
percentage of the premium that the health plan receives from CMS. We receive payments directly from CMS under our DCE model. While there are variations specific to each agreement, we generally contract with health plans to receive recurring per member per month revenue and assume the financial responsibility for the healthcare expenses of our members. This type of contract is referred to as a “capitation” contract. To the extent that members require more care than is anticipated and/or the cost of care increases, aggregate fixed compensation amounts, or capitation payments, may be insufficient to cover the costs associated with treatment. If medical costs and expenses exceed estimates, except in very limited circumstances, we will not be able to increase the fee received under these capitation agreements during their then-current terms and we could suffer losses with respect to such agreements. While we maintain stop-loss insurance for our members, protecting us for medical claims per episode in excess of certain levels, future claims could exceed our applicable insurance coverage limits or potential increases in insurance premiums may require us to decrease our level of coverage.
Changes in our anticipated ratio of medical expense to revenue can significantly impact our financial results. Accordingly, the failure to adequately predict and control medical costs and expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported claims could have a material adverse effect on our business, results of operations, financial condition and cash flows. Additionally, the Medicare expenses of our members may be outside of our control in the event that members take certain actions that increase such expenses, such as unnecessary hospital visits.

Historically, our medical costs and expenses as a percentage of revenue have fluctuated. Factors that may cause medical expenses to exceed estimates include:

•	the health status of our members;

•	higher levels of hospitalization among our members;

•	higher than expected utilization of new or existing healthcare services or technologies;

•	an increase in the cost of healthcare services and supplies, whether as a result of inflation or otherwise;

•	changes to mandated benefits or other changes in healthcare laws, regulations and practices;

•	increased costs attributable to specialist physicians, hospitals and ancillary providers;

•	changes in the demographics of our members and medical trends;

•	contractual or claims disputes with providers, hospitals or other service providers within and outside a health plan’s network;

•	the occurrence of catastrophes, major epidemics or pandemics, including COVID-19, or acts of terrorism; and

•	the reduction of health plan premiums.
Our revenues and operations are dependent upon a limited number of key existing payors and our continued relationship with those payors, and disruptions in those relationships (including renegotiation, non-renewal
or termination of capitation agreements) or the inability of such payors to maintain their contracts with CMS could adversely affect our business.
Our operations are dependent on a concentrated number of payors with whom we contract to provide services to members. Contracts with three such payors accounted for approximately 61.8 and 69.8% of total revenues for the years ended December 31, 2019 and 2020, respectively, and approximately 65.1% and 68.6% for the six months ended June 30, 2020 and 2021, respectively. Contracts with three such payors accounted for approximately 44.1% and 67.1% of total accounts receivable as of December 31, 2019 and 2020, respectively, and approximately 60.0% as of June 30, 2021. The loss of revenue from these contracts could have a material adverse effect on our business, results of operations, financial condition and cash flows. We believe that a majority of our revenues will continue to be derived from a limited number of key payors, who may terminate their contracts with us or our physicians credentialed by them for convenience on short term notice, or upon the occurrence of certain events. The sudden loss of any of our payor partners or the renegotiation of any of our payor contracts could adversely affect our operating results. In particular, we have recently entered into expansion agreements with Humana which provide a roadmap to opening up to 50 new Humana-funded medical centers in the southwestern U.S. by 2024, Humana may decline to fund additional medical centers, which would have an adverse effect on our growth and future prospects. In the ordinary course of business we engage in active discussions and renegotiations with payors in respect of the services we provide and the terms of our payor agreements. As the payors’ businesses respond to market dynamics and financial pressures, and as payors make strategic business decisions in respect of the lines of business they pursue and programs in which they participate, certain of our payors may seek to renegotiate or terminate their agreements with us. These discussions could result in reductions to the fees and changes to the scope of services contemplated by our original payor contracts and consequently could negatively impact our revenues, business and prospects.
In the ordinary course of business, we engage in active discussions and renegotiations with payors in respect of the services we provide and the terms of our payor agreements. As the payors’ businesses respond to market dynamics and financial pressures, and as payors make strategic business decisions in respect to the lines of business they pursue and programs in which they participate, certain of our payors may seek to renegotiate or terminate their agreements with us. These discussions could result in reductions to the fees and changes to the scope of services contemplated by our original payor contracts and consequently could negatively impact our revenues, business and prospects.
Because we rely on a limited number of payors for a significant portion of our revenues, we depend on the creditworthiness of these payors. Our payors are subject to a number of risks, including reductions in payment rates from governmental programs, higher than expected health care costs and lack of predictability of financial results when entering new lines of business, particularly with high-risk populations. If the financial condition of our payor partners declines, our credit risk could increase. Should one or more of our significant payor partners declare bankruptcy, be declared insolvent or otherwise be restricted by state or federal laws or regulation from continuing in some or all of their operations, this could adversely affect our ongoing revenues, the collectability of our accounts receivable, our bad debt reserves and our net income. If a plan with which we contract loses its Medicare contracts with CMS, receives reduced or insufficient government reimbursement under the Medicare program, decides to discontinue its Medicare Advantage (“MA”), and/or commercial plans, decides to contract with another company to provide capitated care services to its members, or decides to directly provide care, our contract with that plan could be at risk and we could lose revenue.
Under most of our capitation agreements with health plans, the health plan is generally permitted to modify the benefit and risk obligations and compensation rights from time to time during the terms of the agreements. If a health plan exercises its right to amend its benefit and risk obligations and compensation rights, we are generally allowed a period of time to object to such amendment. If we so object, under some of the capitation agreements, either party may terminate the applicable agreement upon a certain period of prior written notice. If we enter into capitation contracts with unfavorable economic terms, or a capitation contract is amended to include unfavorable terms, we could suffer losses with respect to such contract. Since we do not negotiate with CMS or any health plan regarding the benefits to be provided under their plans, we often have just a few months to familiarize ourselves with each new annual package of benefits we are expected to offer. Depending on the health plan at issue and the amount of revenue associated with the health plan’s capitation agreement, the renegotiated terms or termination could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Although we have contracts with many payors, these contracts may be terminated before their term expires for various reasons, such as changes in the regulatory landscape and poor performance by us, subject to certain conditions. Certain of our contracts are terminable immediately upon the occurrence of certain events. Certain of our contracts may be terminated immediately by the partner if we lose applicable licenses, go bankrupt, lose our liability insurance or receive an exclusion, suspension or debarment from state or federal government authorities. Additionally, if a payor were to lose applicable licenses, go bankrupt, lose liability insurance, become insolvent, file for bankruptcy or receive an exclusion, suspension or debarment from state or federal government authorities, our contract with such payor could in effect be terminated. In addition, certain of our contracts may be terminated immediately if we become insolvent or file for bankruptcy. If any of our contracts with our payors is terminated, we may not be able to recover all fees due under the terminated contract, which may adversely affect our operating results. If any of these contracts were terminated, certain members covered by such plans may choose to shift to another primary care provider within their health plan’s network. Moreover, our inability to maintain our agreements with health plans with respect to their members or to negotiate favorable terms for those agreements in the future could result in the loss of members and could have a material adverse effect on our profitability and business.
COVID-19
or other pandemic, epidemic, or outbreak of an infectious disease may have an adverse effect on our business, results of operations, financial condition and cash flows, the nature and extent of which are highly uncertain and unpredictable.
The severity, magnitude and duration of the current
COVID-19
pandemic is uncertain and rapidly changing. As of the date of this report, the extent to which the
COVID-19
pandemic may impact our business, results of operations and financial condition remains uncertain.
Numerous state and local jurisdictions, including all markets where we operate, have imposed, and others in the future may impose,
“shelter-in-place”
orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of
COVID-19.
Such orders or restrictions have resulted in periods of remote operations at our headquarters and medical centers, work stoppages among some vendors and suppliers, slowdowns and delays, travel restrictions and cancellation of events and have restricted the ability of our front-line outreach teams to host and attend community events, among other effects, thereby negatively impacting our operations. Other disruptions or potential disruptions include restrictions on the ability of our personnel to travel; inability of our suppliers to manufacture goods and to deliver these to us on a timely basis, or at all; inventory shortages or obsolescence; delays in actions of regulatory bodies; diversion of or limitations on employee resources that would otherwise be focused on the operations of our business, including because of sickness of employees or their families or the desire of employees to avoid contact with groups of people; business adjustments or disruptions of certain third parties; and additional government requirements or other incremental mitigation efforts. The extent to which the
COVID-19
pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and spread of
COVID-19
and the actions to contain
COVID-19
or treat its impact, among others. In addition, the
COVID-19
virus disproportionately impacts older adults, especially those with chronic illnesses, which describes many of our members.
It is not currently possible to reliably project the direct impact of
COVID-19
on our operating revenues and expenses. Key factors include the duration and extent of the outbreak in areas in which we operate as well as societal and governmental responses. Members may continue to be reluctant to seek necessary care given the risks of the
COVID-19
pandemic. For instance, we experienced a year over year decrease in utilization of services during March through December of 2020 and utilization may be impacted by future changes in
COVID-19
infection rates. This could have the effect of deferring healthcare costs that we will need to incur in later periods and may also affect the health of members who defer treatment, which may cause our costs to increase in the future. Further, as a result of the
COVID-19
pandemic, we may experience slowed growth or a decline in new member demand. We also may experience increased internal and third-party medical costs as we provide care for members suffering from
COVID-19.
This increase in costs may be particularly significant given the significant number of our members who are under capitation agreements. We may also incur liabilities related to our operations during the
COVID-19
pandemic. For instance, in May 2020, we received a subpoena from the U.S. Department of Justice (the “DOJ”), seeking records relating to our prescription of hydroxychloroquine during the early days of the pandemic. We reached an agreement with DOJ to make a partial production of documents related to the matter, which we fulfilled in July 2020. We have not had any further interactions with DOJ on this matter. Further, we may face increased competition due to changes to our competitors’ products and services, including modifications to their terms, conditions, and pricing that could materially adversely impact our business, results of operations, and overall financial condition in future periods.
In response to the
COVID-19
pandemic, we made operational changes to the staffing and operations of our medical centers to minimize potential exposure to
COVID-19.
If the
COVID-19
pandemic worsens, especially in regions where we have offices or medical centers, our business activities originating from affected areas could be adversely affected. Disruptive activities could include business closures in impacted areas, further restrictions on our employees’ and service providers’ ability to travel, impacts to productivity if our employees or their family members experience health issues, and potential delays in hiring and onboarding of new employees. We are unable to predict the effect that an increased focus on providing
COVID-19
vaccines to our members may have on our operations or our financial results. We may take further actions that alter our business operations as may be required by local, state, or federal authorities or that we determine are in the best interests of our employees. Such measures could negatively affect our sales and marketing efforts, employee productivity or member retention, any of which could harm our financial condition and business operations.
Due to the
COVID-19
pandemic, we may not be able to document the health conditions of our members as completely as we have in the past. Medicare pays capitation using a “risk adjustment model,” which compensates providers based on the health status (acuity) of each individual member. Payors with higher acuity members receive more, and those with lower acuity members receive less. Medicare requires that a patient’s health issues be documented annually regardless of the permanence of the underlying causes. Historically, this documentation was required to be completed during an in-person
visit with a patient. As part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), Medicare is allowing documentation for conditions identified during video visits with patients. However, given the disruption caused by
COVID-19,
it is unclear whether we will be able to document the health conditions of our members as comprehensively as we did in 2019, which may adversely impact our revenue in future periods.

The
COVID-19
pandemic could also cause our third-party data center hosting facilities and cloud computing platform providers, which are critical to our infrastructure, to shut down their business, experience security incidents that impact our business, delay or disrupt performance or delivery of services, or experience interference with the supply chain of hardware required by their systems and services, any of which could materially adversely affect our business. Further, the
COVID-19
pandemic has resulted in our employees and those of many of our vendors working from home and conducting work via the internet, and if the network and infrastructure of internet providers becomes overburdened by increased usage or is otherwise unreliable or unavailable, our employees,’ and our vendors’ employees,’ access to the internet to conduct business could be negatively impacted. Limitations on access or disruptions to services or goods provided by or to some of our suppliers and vendors upon which our platform and business operations relies, could interrupt our ability to provide our platform, decrease the productivity of our workforce, and significantly harm our business operations, financial condition, and results of operations.
Our platform and the other systems or networks used in our business may experience an increase in attempted cyber-attacks, targeted intrusion, ransomware, and phishing campaigns seeking to take advantage of shifts to employees working remotely using their household or personal internet networks and to leverage fears promulgated by the
COVID-19
pandemic. The success of any of these unauthorized attempts could substantially impact our platform, the proprietary and other confidential data contained therein or otherwise stored or processed in our operations, and ultimately our business. Any actual or perceived security incident also may cause us to incur increased expenses to improve our security controls and to remediate security vulnerabilities.
The extent and continued impact of the
COVID-19
pandemic on our business and future results will depend on certain developments, including: the duration and spread of the outbreak; new information that may emerge concerning COVID-19; government responses to the pandemic; the impact on our members; the availability and efficacy of a vaccine; the impact on our industry, or employee events; and the effect on our partners and supply chains, all of which are uncertain and cannot be predicted. In addition, the impact of COVID-19 variants cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of the COVID-19 vaccines against COVID-19 variants, and the response by the governmental bodies and regulators. Because of our business model, the full impact of the
COVID-19
pandemic may not be fully reflected in our results of operations and overall financial condition until future periods.
To the extent the
COVID-19
pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “
Risk Factors
” section, including but not limited to those relating to cyber-attacks and security vulnerabilities, interruptions or delays due to third parties or our ability to raise additional capital or generate sufficient cash flows necessary to fulfill our obligations under our existing indebtedness or to expand our operations.
Reductions in the quality ratings of the health plans we serve or our Medicare Risk Adjustment scores could have a material adverse effect on our business, results of operations, financial condition and cash flows.
As a result of the ACA, the level of reimbursement each health plan receives from CMS is dependent, in part, upon the quality rating of the Medicare plan. Under the Medicare Advantage plans’ star rating system, lower star ratings correspond to lower quality ratings. Such ratings impact the percentage of any cost savings rebate and any bonuses earned by such health plan. Since a significant portion of our revenue is expected to be calculated as a percentage of CMS reimbursements received by these health plans with respect to our members, reductions in the quality ratings of a health plan that we serve could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Given each health plan’s control of its local plans and the many other providers that serve such plans, we believe that we will have limited ability to influence the overall quality rating of any such plan. The Balanced Budget Act passed in February 2018 implemented certain changes to prevent artificial inflation of star ratings for Medicare Advantage plans offered by the same organization. In addition, CMS has terminated plans that have had a rating of less than three stars for three consecutive years, whereas Medicare Advantage plans with five stars are permitted to conduct enrollment throughout almost the entire year. Because low quality ratings can potentially lead to the termination of a plan that we serve, we may not be able to prevent the potential termination of a contracting plan or a shift of members to other plans based upon quality issues which could, in turn, have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our medical centers are concentrated in certain geographic regions, which makes us sensitive to regulatory, economic, environmental and competitive conditions in those regions.
As of June 30, 2021, including our recent acquisitions of University and DMC, we provided care for our approximately 208,000 members across 16 markets, of which approximately 198,000 members and 13 markets were in Florida, with the remainder in Texas, Nevada, and Puerto Rico, and had more than 300 employed providers (physicians, nurse practitioners, physician assistants) at our 108 owned medical centers and more than 800 affiliate providers. See “
Recent Developments
” for a description of our recent acquisitions of University and DMC. Such geographic concentration makes us particularly sensitive to regulatory, economic, environmental and competitive conditions in the state of Florida. Any material changes in those factors in Florida could have a disproportionate effect on our business and results of operations. Due to the concentration of our operations in Florida, our business may be adversely affected by economic conditions that disproportionately affect Florida as compared to other states. In addition, our exposure to many of the risks described herein are not mitigated by a diversification of geographic focus.
Moreover, regions in and around the southeastern United States commonly experience hurricanes and other extreme weather conditions. As a result, certain of our medical centers, especially those in Florida, are susceptible to physical damage and business interruption from an active hurricane season or a single severe storm. Moreover, global climate change could increase the intensity of individual hurricanes or the number of hurricanes that occur each year. Even if our facilities are not directly damaged, we may experience considerable disruptions in our operations due to property damage or electrical outages experienced in storm-affected areas by our members, physicians, payors, vendors and others. Additionally, long-term adverse weather conditions, whether caused by global climate change or otherwise, could cause an outmigration of people from the communities where our medical centers are located. If any of the circumstances described above occurred, there could be a harmful effect on our business and our results of operations could be adversely affected.
As we expand into new markets in new states we must comply with a variety of health regulatory and other state laws. In California, for example, pursuant to the Knox-Keene Act, a risk bearing organization (“RBO’), (i) contracts directly with a healthcare service plan or arranges for healthcare services for the healthcare service plan’s enrollees; (ii) receives compensation for those services on any capitated or fixed periodic payment basis; and (iii) is responsible for the processing and payment of claims made by providers for services rendered by those providers on behalf of a healthcare service plan when those services are covered under the capitation or fixed periodic payment made by the plan to the RBO. If we expand our business to California, our business may meet the definition of an RBO, which would require us to register with the California Department of Managed Healthcare, meet certain solvency requirements, submit quarterly and annual financial reports (which will be publicly available), and submit quarterly survey reports.
We primarily depend on reimbursements by third-party payors, which could lead to delays and uncertainties in the reimbursement process.
The reimbursement process is complex and can involve lengthy delays. Although we recognize revenue when we provide services to our members, we may from time to time experience delays in receiving the associated capitation payments or, for our members on fee-for-service
arrangements, the reimbursement for the service provided. In addition, third-party payors may disallow, in whole or in part, requests for reimbursement based on determinations that the member is not eligible for coverage, certain amounts are not reimbursable under plan coverage or were for services provided that were not medically necessary or additional supporting documentation is necessary. Retroactive adjustments may change amounts realized from third-party payors. As described below, we are subject to claims reviews and/or audits by such payors, including governmental audits of our Medicare claims, and may be required to repay these payors if a finding is made that we were incorrectly reimbursed. Delays and uncertainties in the reimbursement process may adversely affect accounts receivable, increase the overall costs of collection and cause us to incur additional borrowing costs. Third-party payors are also increasingly focused on controlling healthcare costs, and such efforts, including any revisions to reimbursement policies, may further complicate and delay our reimbursement claims.

In response to the
COVID-19
pandemic, CMS has made several changes in the manner in which Medicare will pay for telehealth visits, many of which relax previous requirements, including site requirements for both the providers and patients, telehealth modality requirements and others. State law applicable to telehealth, particularly licensure requirements, has also been relaxed in many jurisdictions as a result of the
COVID-19
pandemic. These relaxed regulations have allowed us to continue operating our business and delivering care to our members predominantly through telehealth modalities. While CMS in its December 1, 2020 Annual Physician Fee Schedule Final Rule permanently added to the list of telehealth services, it is still unclear which, if any, of these changes will remain in place permanently and which will be rolled-back following the
COVID-19
pandemic or at a later date. If regulations change to restrict our ability to or prohibit us from delivering care through telehealth modalities, our financial condition and results of operations may be adversely affected.
Our relatively limited operating history makes it difficult to evaluate our current business and future prospects and increases the risk of your investment.
Our relatively limited operating history makes it difficult to evaluate our current business and plan for our future growth. We opened our first medical center in 2009, and our relationship with InTandem to provide financial support and guidance to fund platform investments and accelerate our growth began in 2016. We have encountered and will continue to encounter significant risks and uncertainties frequently experienced by new and growing companies in rapidly changing industries, such as determining appropriate investments for our limited resources, competition from other providers, acquiring and retaining members, hiring, integrating, training and retaining skilled personnel, determining prices for our services, unforeseen expenses, challenges in forecasting accuracy and successfully integrating practices that we acquire. Although we have successfully expanded our medical center footprint outside of Florida and intend to continue to expand into new geographic locations, we cannot provide assurance that any new medical centers we open or new geographic locations we enter will be successful. If we are unable to increase our member enrollment, successfully manage our third-party medical costs or successfully expand into new member services, our revenue and our ability to achieve and sustain profitability would be impaired. Additional risks include our ability to effectively manage growth, process, store, protect and use personal data in compliance with governmental regulation, contractual obligations and other legal obligations related to privacy and security and manage our obligations as a provider of healthcare services under Medicare and Medicaid. If our assumptions regarding these and other similar risks and uncertainties, which we use to plan our business, are incorrect or change as we gain more experience operating our business or due to changes in our industry, or if we do not address these challenges successfully, our operating and financial results could differ materially from our expectations and our business could suffer.
We expect to continue to increase our headcount and to hire more physicians, nurses and other specialized medical personnel in the future as we grow our business and open new medical centers. We will need to continue to hire, train and manage additional qualified information technology, operations and marketing staff, and improve and maintain our technology and information systems to properly manage our growth. If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be adversely affected.
We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to achieve or maintain profitability.
We incurred net losses of $74.8 million for the year ended December 31, 2020 and net loss of $13.2 million and $5.5 million for the six months ended June 30, 2020 and 2021. Our accumulated deficit was $99.9 million and $37.6 million as of December 31, 2020 and June 30, 2021, respectively. We expect our aggregate costs will increase substantially in the foreseeable future and our losses will continue as we expect to invest heavily in increasing our member base, expanding our operations, hiring additional employees and operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Our cash flows from operating activities were negative for the year ended 2020 and the six months ended June 30, 2020. We may not generate positive cash flow from operating activities in any given period, and our limited operating history may make it difficult for you to evaluate our current business and our future prospects.

We depend on our senior management team and other key employees, and the loss of one or more of these employees or an inability to attract and retain other highly skilled employees could harm our business.
Our success depends largely upon the continued services of our senior management team and other key employees. We rely on our leadership team in the areas of operations, provision of medical services, information technology and security, marketing, compliance and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. Our employment agreements with our executive officers and other key personnel do not require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss (including as a result of a
COVID-19
infection) of one or more of the members of our senior management team, or other key employees, could harm our business. In particular, the loss of the services of our founder and Chief Executive Officer, Dr. Marlow Hernandez, could significantly delay or prevent the achievement of our strategic objectives. Changes in our executive management team may also cause disruptions in, and harm to, our business.
Changes in the payor mix of members and potential decreases in our reimbursement rates could adversely affect our revenues and results of operations.
The amounts we receive for services provided to members are determined by a number of factors, including the payor mix of our members and the reimbursement methodologies and rates utilized by our members’ plans. Reimbursement rates are generally higher for capitation agreements than they are under fee-for-service
arrangements, and capitation agreements provide us with an opportunity to capture any additional surplus we create by investing in preventive care to keep a particular member’s third-party medical expenses low. Under a capitated payor arrangement, we receive recurring per member per month revenue and assume the financial responsibility for the healthcare expenses of our members. Under a fee-for-service
payor arrangement, we collect fees directly from the payor as services are provided. Approximately 95.7% of our total revenue for the year ended 2020 and approximately 96.0% of our total revenue for the six months ended June 30, 2021 is capitated revenue, with the remainder being fee-for-service
and other revenue. A significant decrease in the number of capitation arrangements could adversely affect our revenues and results of operations.
The healthcare industry has also experienced a trend of consolidation, resulting in fewer but larger payors that have significant bargaining power, given their market share. Payments from payors are the result of negotiated rates. These rates may decline based on renegotiations and larger payors have significant bargaining power to negotiate higher discounted fee arrangements with healthcare providers. As a result, payors increasingly are demanding discounted fee structures or the assumption by healthcare providers of all or a portion of the financial risk related to paying for care provided through capitation agreements.
Via our management services organization relationships, we have relationships with affiliated independent physicians and group practices that we do not own or control to provide healthcare services, and our business could be harmed if a material number of those relationships were disrupted or if our arrangements with such providers become subject to legal challenges, liabilities or reputational harm.
In addition to our owned medical centers, we also provide practice management and administrative support services to independent physicians and group practices that we do not own through our managed services organization relationships, which we refer to as our affiliate providers. Our affiliate relationships allow us to partner with independent physicians and group practices and provides them access to components of our population health platform. As of June 30, 2021, we maintained relationships with over 800 affiliate providers. As in the case of our owned medical centers, we receive per member per month capitated revenue and a
pre-negotiated
percentage of the premium that the health plan receives from CMS. We pay the affiliate a primary care fee and a portion of the surplus of premium in excess of third-party medical costs. The surplus portion paid to affiliates is recorded as direct patient expense. However, we do not own our affiliated centers and our affiliated physicians are not our employees, and we have limited control over their operations. Accordingly, we do not exercise influence or control over the practice of medicine by our affiliated physicians, including, but not limited to, quality and cost of care. Our affiliated physicians and physician groups may not maintain standards of evidence-based medical practice and population health management that are consistent with our standards. If a material number of those relationships were disrupted or if our arrangements with such providers become subject to legal challenges, liabilities or reputational harm, our business could be harmed.
There are risks associated with estimating the amount of revenue that we recognize under our capitation agreements with health plans, and if our estimates of revenue are materially inaccurate, it could impact the timing and the amount of our revenue recognition or have a material adverse effect on our business, results of operations, financial condition and cash flows.
There are risks associated with estimating the amount of revenues that we recognize under our capitation agreements with health plans in a reporting period. Medicare pays capitation using a risk adjusted model, which compensates payors based on the health status, or acuity, of each individual member. Payors with higher acuity members receive a higher payment and those with lower acuity members receive a lower payment. Moreover, some of our capitated revenues also include adjustments for performance incentives or penalties based on the achievement of certain clinical quality metrics as contracted with payors. Our capitated revenues are recognized based on projected member acuity and quality metrics and are subsequently adjusted to reflect actual member acuity and quality metrics. Our ability to accurately project and recognize member acuity and quality metric adjustments are affected by many factors. For instance, our ability to accurately project member acuity and quality metrics may be more limited in the case of medical centers operating in new markets or medical centers that were recently acquired.
In addition, the billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage, and other payor issues, such as ensuring appropriate documentation. Determining applicable primary and secondary coverage for our members, together with the changes in member coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. If our estimates of revenues are materially inaccurate, it could impact the timing and the amount of our revenue recognition and have a material adverse impact on our business, results of operations, financial condition and cash flows.
A failure to accurately estimate incurred but not reported medical expense could adversely affect our results of operations.
Patient care costs include estimates of future medical claims that have been incurred by the patient but for which the provider has not yet billed. Our accrual for medical services incurred but not reported reflects our best estimates of unpaid medical expenses as of the end of any particular period. These claim estimates are made utilizing standard actuarial methodologies and are continually evaluated and adjusted by management based upon our historical claims experience and other factors, including regular independent assessments by a nationally recognized actuarial firm. Adjustments, if necessary, are made to medical claims expense and capitated revenues when the assumptions used to determine our claims liability change and when actual claim costs are ultimately determined.
Due to the inherent uncertainties associated with the factors used in these estimates and changes in the patterns and rates of medical utilization, materially different amounts could be reported in our financial statements for a particular period under different conditions or using different, but still reasonable, assumptions. It is possible that our estimates of this type of claim may be inadequate in the future. In such event, our results of operations could be adversely impacted. Further, the inability to estimate these claims accurately may also affect our ability to take timely corrective actions, further exacerbating the extent of any adverse effect on our results of operations.

Negative publicity regarding the managed healthcare industry generally could adversely affect our results of operations or business.
Negative publicity regarding the managed healthcare industry generally, or the Medicare Advantage program in particular, may result in increased regulation and legislative review of industry practices that further increase our costs of doing business and adversely affect our results of operations or business by:

•	requiring us to change or increase our products and services provided to members;

•
increasing the regulatory, including compliance, burdens under which we operate, which, in turn, may negatively impact the manner in which we provide services and increase our costs of providing services;

•
adversely affecting our ability to market our products or services through the imposition of further regulatory restrictions regarding the manner in which plans and providers market to Medicare Advantage or traditional Medicare enrollees; or

•	adversely affecting our ability to attract and retain members.
We lease all of our facilities and may experience risks relating to lease terminations, lease expense escalators, lease extensions and special charges.
We currently lease or license all of our medical centers. Generally, our lease or license agreements provide that the lessor may terminate the lease, subject to applicable cure provisions, for a number of reasons, including the defaults in any payment of rent, taxes or other payment obligations, the breach of any other covenant or agreement in the lease. Termination of certain of our lease agreements could result in a cross-default under our debt agreements or other lease agreements. If a lease agreement is terminated, there can be no assurance that we will be able to enter into a new lease agreement on similar or better terms or at all.
Our lease obligations often include annual fixed rent escalators or variable rent escalators based on a consumer price index. These escalators could impact our ability to satisfy certain obligations and financial covenants. If the results of our operations do not increase at or above the escalator rates, it would place an additional burden on our results of operations, liquidity and financial position.
As we continue to expand and have leases or licenses with different start dates, it is likely that some number of our leases and licenses will expire each year. Our lease or license agreements often provide for renewal or extension options. There can be no assurance that these rights will be exercised in the future or that we will be able to satisfy the conditions precedent to exercising any such renewal or extension. In addition, if we are unable to renew or extend any of our leases or licenses, we may lose all of the facilities subject to that master lease agreement. If we are not able to renew or extend our leases or licenses at or prior to the end of the existing lease terms, or if the terms of such options are unfavorable or unacceptable to us, our business, financial condition and results of operations could be adversely affected.
Leasing facilities pursuant to binding lease or license agreements may limit our ability to exit markets. For instance, if one facility under a lease or license becomes unprofitable, we may be required to continue operating such facility or, if allowed by the landlord to close such facility, we may remain obligated for the lease payments on such facility. We could incur special charges relating to the closing of such facility, including lease termination costs, impairment charges and other special charges that would reduce our profits and could have a material adverse effect on our business, financial condition or results of operations.
Our failure to pay the rent or otherwise comply with the provisions of any of our lease agreements could result in an “event of default” under such lease agreement and agreements for our indebtedness. Upon an event of default, remedies available to our landlords generally include, without limitation, terminating such lease agreement, repossessing and reletting the leased properties and requiring us to remain liable for all obligations under such lease agreement, including the difference between the rent under such lease agreement and the rent payable as a result of reletting the leased properties, or requiring us to pay the net present value of the rent due for the balance of the term of such lease agreement. The exercise of such remedies would have a material adverse effect on our business, financial position, results of operations and liquidity.
If certain of our suppliers do not meet our needs, if there are material price increases on supplies, if we are not reimbursed or adequately reimbursed for drugs we purchase or if we are unable to effectively access new technology or superior products, it could negatively impact our ability to effectively provide the services we offer and could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We have significant suppliers that may be the sole or primary source of products critical to the services we provide, including our primary providers of pharmaceutical drugs and pharmacy supplies. If any of these suppliers do not meet our needs, including in the event of a product recall, shortage or dispute, and we are not able to find adequate alternative sources, if we experience material price increases from these suppliers (for instance, increases in the wholesale price of generic drugs) that we are unable to mitigate, or if some of the drugs that we purchase are not reimbursed or not adequately reimbursed by commercial or government payors, it could have a material adverse impact on our business, results of operations, financial condition and cash flows. In addition, the technology related to the products critical to the services we provide is subject to new developments which may result in superior products. If we are not able to access superior products on a cost-effective basis or if suppliers are not able to fulfill our requirements for such products, we could face member attrition and other negative consequences which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Our pharmacy business is subject to governmental regulations, procedures and requirements; our noncompliance or a significant regulatory change could adversely affect our business, the results of our operations or our financial condition.
Our pharmacy business is subject to numerous federal, state and local laws and regulations. Changes in these regulations may require extensive system and operating changes that may be difficult to implement. Untimely compliance or noncompliance with applicable regulations could result in the imposition of civil and criminal penalties that could adversely affect the continued operation of our pharmacy business, including: (i) suspension of payments from government programs; (ii) loss of required government certifications; (iii) loss of authorizations or changes in requirements for participating in, or exclusion from government reimbursement programs, such as the Medicare and Medicaid programs; (iv) loss of licenses; or (v) significant fines or monetary penalties. The regulations to which we are subject include, but are not limited to, federal, state and local registration and regulation of pharmacies; dispensing and sale of controlled substances and products containing pseudoephedrine; applicable Medicare and Medicaid regulations; HIPAA; regulations relating to the protection of the environment and health and safety matters, including those governing exposure to and the management and disposal of hazardous substances; regulations enforced by the U. S. Federal Trade Commission, HHS and the Drug Enforcement Administration as well as state regulatory authorities, governing the sale, advertisement and promotion of products we sell; state and federal anti-kickback laws; false claims laws and federal and state laws governing the practice of the profession of pharmacy. We are also governed by federal and state laws of general applicability, including laws regulating wages and hours, working conditions, health and safety and equal employment opportunity. If we are unable to successfully provide pharmacy services, we may not be able to achieve the expected benefits of our value-based care model where members have access to both primary care and ancillary programs such as pharmacy services at our medical centers, which may have a negative effect on our business and results of operations.
The continued conversion of various prescription drugs, including potential conversions of a number of popular medications, to over-the-counter
medications may reduce our pharmacy sales and customers may seek to purchase such medications through other channels. Also, if the rate at which new prescription drugs become available slows or if new prescription drugs that are introduced into the market fail to achieve popularity, our pharmacy sales may be adversely affected. The withdrawal of certain drugs from the market or concerns about the safety or effectiveness of certain drugs or negative publicity surrounding certain categories of drugs may also have a negative effect on our pharmacy sales or may cause shifts in our pharmacy product mix.

Certain risks are inherent in providing pharmacy services; our insurance may not be adequate to cover any claims against us.
Pharmacies are exposed to risks inherent in the packaging and distribution of pharmaceuticals and other healthcare products, such as with respect to improper filling of prescriptions, labeling of prescriptions, adequacy of warnings, unintentional distribution of counterfeit drugs and expiration of drugs. In addition, federal and state laws that require our pharmacists to offer counseling, without additional charge, to customers about medication, dosage, delivery systems, common side effects and other information the pharmacists deem significant can impact our pharmacy business. Our pharmacists may also have a duty to warn customers regarding any potential negative effects of a prescription drug if the warning could reduce or negate these effects. Although we maintain professional liability and errors and omissions liability insurance, from time to time, claims result in the payment of significant amounts, some portions of which are not funded by insurance. We cannot assure you that the coverage limits under our insurance programs will be adequate to protect us against future claims, or that we will be able to maintain this insurance on acceptable terms in the future. Our results of operations, financial condition or cash flows may be adversely affected if in the future our insurance coverage proves to be inadequate or unavailable or there is an increase in liability for which we self-insure or we suffer reputational harm as a result of an error or omission.
We are subject to a right of first refusal in favor of Humana, Inc. and certain of its affiliates, which could impede our growth and adversely impact the potential value of the Company.
We are subject to an Amended and Restated Right of First Refusal Agreement (the “ROFR Agreement”), entered into by and among Humana and certain of its affiliates and PCIH, Seller and the Company upon completion of the Business Combination. Under the ROFR Agreement, Humana has been granted a right of first refusal on any sale, lease, license or other disposition, in one transaction or a series of related transactions, of assets, businesses, divisions or subsidiaries that constitute 20% or more of the net revenues, net income or assets of, or any equity transaction (including by way of merger, consolidation, recapitalization, exchange offer, spin-off,
split-off,
reorganization or sale of securities) that results in a change of control of, PCIH, Seller, or the Company or its subsidiary, HP MSO, LLC. If exercised, Humana would have the right to acquire the assets or equity interests by matching the terms of the proposed sale transaction.
The ability of Humana to elect to exercise its right of first refusal may limit or impede the Company’s ability to conduct its business on the terms and in the manner it considers most favorable, which may adversely affect its future growth opportunities. The existence of the right of first refusal may also deter potential acquirors from seeking to acquire the Company. If potential acquirors are deterred from considering an acquisition of it, the Company may receive less than fair market value acquisition offers or may not receive acquisition offers at all, which might have a substantial negative effect on the value of your investment in the Company and may impact the long-term value, growth and potential of the Company.
Our overall business results may suffer from an economic downturn.
During periods of high unemployment, governmental entities often experience budget deficits as a result of increased costs and lower than expected tax collections. These budget deficits at federal, state and local government entities have decreased, and may continue to decrease, spending for health and human service programs, including Medicare, Medicaid and similar programs, which represent significant payor sources for our medical centers together with payors with whom we contract to provide health plans to our members.

Risks Related to Our Growth
If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and member satisfaction or adequately address competitive challenges.
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. Additionally, our organizational structure may become more complex as we improve our operational, financial and management controls, as well as our reporting systems and procedures. We may require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas. We must effectively increase our headcount and continue to effectively train and manage our employees. We will be unable to manage our business effectively if we are unable to alleviate the strain on resources caused by growth in a timely and successful manner. If we fail to effectively manage our anticipated growth and change, the quality of our services may suffer, which could negatively affect our brand and reputation and harm our ability to attract and retain members and employees.
In addition, as we expand our business, it is important that we continue to maintain a high level of member service and satisfaction. As our member base continues to grow, we will need to expand our medical, member services and other personnel and our network of partners to provide personalized member service. If we are not able to continue to provide high quality medical care with high levels of member satisfaction, our reputation, as well as our business, results of operations and financial condition could be adversely affected.
We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increasing expenses as we continue to grow our business. We expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, expand our operations and infrastructure, and continue to expand to reach more members. In addition to the expected costs to grow our business, we also expect to incur additional legal, accounting, investor relations and other expenses as a newly public company. These investments may be more costly than we expect, and if we do not achieve the benefits anticipated from these investments, or if the realization of these benefits is delayed, they may not result in increased revenue or growth in our business. If our growth rate were to decline significantly or become negative, it could adversely affect our financial condition and results of operations. If we are not able to achieve or maintain positive cash flow in the long term, we may require additional financing, which may not be available on favorable terms or at all and/or which could be dilutive to our stockholders. If we are unable to successfully address these risks and challenges as we encounter them, our business, results of operations and financial condition would be adversely affected. Our failure to achieve or maintain profitability could negatively impact the value of our Class A common stock.
We may not be able to identify suitable de novo expansion opportunities, engage with payors in new markets to continue extension of financial risk-sharing model agreements that have proved successful in our existing markets or cost-effectively develop, staff and establish such new medical centers in new markets.
Our business strategy is to grow rapidly by expanding our network of medical centers and is significantly dependent on opening new medical centers in new geographic locations, recruiting new clinicians and members and partnering or contracting with payors, existing medical practices or other healthcare providers to provide primary care services. We seek growth opportunities both organically and through acquisitions or other partnerships with payors or other primary care providers. To continue to expand our operations to other regions of the United States, we will have to devote resources to identifying and exploring such perceived opportunities.
Our ability to grow depends upon a number of factors, including recruiting new members, entering into contracts with additional payors, establishing new relationships with physicians and other healthcare providers, identifying appropriate facilities, recruiting and retaining qualified personnel, obtaining leases and completing internal build-outs of new facilities within proposed timelines and budgets. We anticipate that further geographic expansion will require us to make a substantial investment of management time, capital and/or other resources. There can be no assurance that we will be able to continue to successfully expand our operations in any new geographic markets.

Our growth strategy in new markets involves a number of risks and uncertainties, including that:

•
we may not be able to successfully enter into contracts with local payors on terms favorable to us or at all, including as a result of competition for payor relationships with other potential players, some of whom may have greater resources than we do, which competition may intensify due to the ongoing consolidation in the healthcare industry;

•
we may not be able to recruit or retain a sufficient number of new members to execute our growth strategy, and we may incur substantial costs to recruit new members and we may be unable to recruit a sufficient number of new members to offset those costs;

•	we may not be able to hire sufficient numbers of physicians and other staff and may fail to integrate our employees, particularly our medical personnel, into our care model;

•	per-member revenue in new markets may be lower than in our existing markets, including as a result of geographic cost index-based adjustments by CMS;

•	we may not be able to hire sufficient numbers of physicians and other staff and may fail to integrate our employees, particularly our medical personnel, into our care model;

•	when expanding our business into new states, we may be required to comply with laws and regulations that may differ from states in which we currently operate; and

•
depending upon the nature of the local market, we may not be able to implement our business model in every local market that we enter; for example, we may be unable to offer all services that we offer in our current markets (e.g., transportation), which could negatively impact our revenues and financial condition.

We cannot guarantee that we will be successful in pursuing our growth strategy. If we fail to evaluate and execute new business opportunities properly, we may not achieve anticipated benefits and may incur increased costs, which may negatively impact our business model, revenues, results of operations and financial condition.
We may not be able to identify suitable acquisition candidates, complete acquisitions or successfully integrate acquisitions, and acquisitions may not produce the intended results or may expose us to unknown or contingent liabilities.
Making selected acquisitions of complementary medical centers, physicians and group practices and successfully integrating them has been an important part of our growth to date, having completed a significant number of transactions since 2017, and we expect it to be a part of our strategy going forward. However, in the future, we may not be able to identify suitable acquisition candidates, complete acquisitions or integrate acquisitions successfully. In addition, acquisitions involve numerous risks, including difficulties in the integration of acquired operations and the diversion of management’s attention from other business concerns. In order to complete such strategic transactions, we may need to seek additional financing to fund these investments and acquisitions. Should we need to do so, we may not be able to secure such financing, or obtain such financing on favorable terms, including due to general market conditions or the volatile nature of the healthcare marketplace. Should we issue equity securities as consideration in any acquisition, such issuance may be dilutive to our stockholders and the acquisition may not produce our desired results.

Even if we are successful in making an acquisition, the business that we acquire may not be successful or may require significantly greater resources and investments than we originally anticipated. We may expend extensive resources on an acquisition of a particular business that we are not able to successfully integrate into our operations, if at all, or where our expectations with respect to customer demands are not met.
Our ability to fully realize the anticipated benefits of both historical and future acquisitions will depend, to a large extent, on our ability to integrate the businesses we acquire. Integrating and coordinating aspects of the operations and personnel of acquisitions with ours involves complex operational and personnel-related challenges. This process is time-consuming and expensive, disrupts the businesses of both our business and the acquired business and may not result in the full benefits expected by us, including any cost synergies expected to arise from operational efficiencies and overlapping general and administrative functions.
The potential difficulties, and resulting costs and delays, include:

•	managing a larger combined company and consolidating corporate and administrative infrastructures;

•	the inability to realize any expected synergies and cost-savings;

•	difficulties in managing geographically dispersed operations, including risks associated with entering markets in which we have no or limited prior experience;

•	underperformance of any acquired business relative to our expectations and the price we paid;

•	negative near-term impacts on financial results after an acquisition, including acquisition-related earnings charges;

•	the assumption or incurrence of additional debt obligations or expenses, or use of substantial portions of our cash;

•	the issuance of equity securities to finance or as consideration for any acquisitions that dilute the ownership of our stockholders;

•	claims by terminated employees and shareholders of acquired companies or other third parties related to the transaction;

•	problems maintaining uniform procedures, controls and policies with respect to our financial accounting systems;

•	unanticipated issues in integrating information technology, communications and other systems; and

•	risks associated with acquiring intellectual property, including potential disputes regarding acquired companies’ intellectual property.
Additionally, the integration of operations and personnel may place a significant burden on management and other internal resources. The attention of our management may be directed towards integration considerations and may be diverted from our day-to-day
business operations, and matters related to the integration may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to us and our business. The diversion of management’s attention, and any difficulties encountered in the transition and integration process, could harm our business, financial condition and results of operations.

We must attract and retain highly qualified personnel in order to execute our growth plan.
Competition for highly qualified personnel is intense, especially for physicians and other medical professionals who are experienced in providing care services to older adults. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies and healthcare providers with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies or healthcare providers, their former employers may attempt to assert that these employees or we have breached certain legal obligations, resulting in a diversion of our time and resources. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be harmed. Many of our senior employees are subject to non-competition
and
non-solicitation
agreements with us. However, the enforceability of
non-competition
agreements may differ from state to state and by circumstance and if any of our non-competition
agreements was found to be unenforceable, our business and growth prospects could be harmed.
If we are unable to attract new members, our revenue growth will be adversely affected.
To increase our revenue, our business strategy is to expand the number of medical centers in our network. In order to support such growth, we must continue to recruit and retain a sufficient number of new members. We are focused on the Medicare-eligible population and face competition from other primary healthcare providers in the recruitment of Medicare-eligible potential members. If we are unable to convince the Medicare-eligible population of the benefits of our platform or if potential or existing members prefer the care provider model of one of our competitors, we may not be able to effectively implement our growth strategy, which depends on our ability to grow organically by attracting new members and retaining existing members. In addition, our growth strategy is dependent in part on patients electing to move from fee-for-service
to capitated arrangements and selecting us as their primary care provider under their plan. The majority of plan enrollment selections are made during an annual enrollment period from November into December of each year; therefore, our ability to grow our member population with capitation arrangements is dependent in part on our ability to successfully recruit members during the annual enrollment period and to convince these patients to select us as their primary care provider and not subsequently change that election. Our inability to recruit new members and retain existing members, particularly those under capitation arrangements, would harm our ability to execute our growth strategy and may have a material adverse effect on our business operations and financial position.
We have limited experience serving as a Direct Contracting Entity with CMS and may not be able to realize the expected benefits thereof.
The CMS Center for Medicare and Medicaid Innovation recently announced a direct contracting model which began in 2021 to create value-based payment arrangements directly with DCEs, which is part of CMS’ strategy to drive broader healthcare reform and accelerate the shift from original Medicare toward value-based care models. A key aspect of direct contracting is providing new opportunities for a variety of different DCEs to participate in value-based care arrangements in Medicare fee-for-service.
Our wholly owned subsidiary, American Choice Healthcare, LLC, was one of 41 unique companies chosen by CMS as a DCE to participate in the Implementation Period of the Direct Contracting Model for Global and Professional Options, which ran from October 1, 2020 through March 31, 2021. The Implementation Period provided us an opportunity to prepare for the first Performance Year, which began on April 1, 2021. We were assigned approximately 8,100 beneficiaries under this program. However, we have no experience serving as a DCE and may not be able to realize the expected benefits thereof. We can provide no assurances that direct contracting will allow us to achieve risk-like patient economics on original Medicare patients. For instance, we may not be able to calibrate our historical medical expense estimates to this new beneficiary population, who have not chosen to participate in value-based care and thus may utilize third-party medical services differently than our current members. Beneficiaries that we are assigned under the direct contracting model may not be profitable to us initially or at all. In addition, our management team has and may further invest considerable time and resources in adapting to the direct contracting model, but we may not be able to realize the expected benefits thereof. Adding additional members through direct contracting will require absorbing additional members into our existing medical centers, which may strain resources or negatively affect our quality of care. We can provide no assurances that the direct contracting model will continue for additional Performance Years beyond the initial five year period, including as a result of decreased political support for value-based care or the direct contracting model, or that it will expand our total addressable market in the manner that we expect.

Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity and teamwork fostered by our culture and our business may be harmed.
We believe that our culture has been and will continue to be a critical contributor to our success. We expect to continue to hire aggressively as we expand, and we believe our corporate culture has been crucial in our success and our ability to attract highly skilled personnel. If we do not continue to develop our corporate culture or maintain and preserve our core values as we grow and evolve, we may be unable to foster the innovation, curiosity, creativity, focus on execution, teamwork and the facilitation of critical knowledge transfer and knowledge sharing we believe we need to support our growth. Moreover, despite applicable restrictions on transfer of shares, liquidity available to our employee securityholders following the Business Combination could lead to disparities of wealth among our employees, which could adversely impact relations among employees and our culture in general. Our anticipated headcount growth and our transition from a private company to a public company may result in a change to our corporate culture, which could harm our business.
Risks Related to Government Regulation
We conduct business in a heavily regulated industry, and if we fail to comply with applicable state and federal healthcare laws and government regulations or lose governmental licenses, we could incur financial penalties, become excluded from participating in government healthcare programs, be required to make significant operational changes or experience adverse publicity, which could harm our business.
Our operations are subject to extensive federal, state and local government laws and regulations, such as:

•	Medicare and Medicaid reimbursement rules and regulations;

•
federal Anti-Kickback Statute, which, subject to certain exceptions known as “safe harbors,” prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration for referring an individual, in return for ordering, leasing, purchasing or recommending or arranging for or to induce the referral of an individual or the ordering, purchasing or leasing of items or services covered, in whole or in part, by any federal healthcare program, such as Medicare and Medicaid. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act (the “FCA”);

•
the federal physician self-referral law, commonly referred to as the Stark Law, and analogous state self-referral prohibition statutes, which, subject to limited exceptions, prohibit physicians from referring Medicare or Medicaid patients to an entity for the provision of certain “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with an entity, and prohibit the entity from billing Medicare or Medicaid for such “designated health services.” The Stark Law excludes certain ownership interests in an entity from the definition of a financial relationship, including ownership of investment securities that could be purchased on the open market when the designated health services referral was made and when the entity had stockholder equity exceeding $75 million at the end of the corporation’s most recent fiscal year or on average during the previous 3 fiscal years. “Stockholder equity” is the difference in value between a corporation’s total assets and total liabilities;

99

•
federal civil and criminal false claims laws, including the FCA, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by Medicare, Medicaid, or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;

•
the Civil Monetary Penalty statute and associated regulations, which authorizes the government agent to impose civil money penalties, an assessment, and program exclusion for various forms of fraud and abuse involving the Medicare and Medicaid programs;

•
the criminal healthcare fraud provisions of HIPAA, and related rules that prohibit knowingly and willfully executing, or attempting to execute, a scheme or artifice to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it;

•
federal and state laws regarding telemedicine services, including necessary technological standards to deliver such services, coverage restrictions associated with such services, the amount of reimbursement for such services, the licensure of individuals providing such services;

•	federal and state laws and policies related to the prescribing and dispensing of pharmaceuticals and controlled substances;

•	federal and state laws related to the advertising and marketing of services by healthcare providers;

•
state laws regulating the operations and financial condition of risk bearing providers, which may include capital requirements, licensing or certification, governance controls and other similar matters;

•	state and federal statutes and regulations that govern workplace health and safety;

•
federal and state laws and policies that require healthcare providers to maintain licensure, certification or accreditation to enroll and participate in the Medicare and Medicaid programs, to report certain changes in their operations to the agencies that administer these programs and, in some cases, to re-enroll
in these programs when changes in direct or indirect ownership occur;

•
state laws pertaining to kickbacks, fee splitting, self-referral and false claims, some of which are not consistent with comparable federal laws and regulations, including, for example, not being limited in scope to relationships involving government health care programs;

•
state insurance laws governing what healthcare entities may bear financial risk and the allowable types of financial risks, including direct primary care programs, provider-sponsored organizations, Accountable Care Organizations, Independent Physician Associations, and provider capitation; and

•
Federal and state laws pertaining to the provision of services by nurse practitioners and physician assistants certain settings, physician supervision of those services, and reimbursement requirements that depend on the types of services provided and documented and relationships between physician supervisors and nurse practitioners and physician assistants.

In addition to the above laws, Medicare and Medicaid regulations, manual provisions, local coverage determinations, national coverage determinations and agency guidance also impose complex and extensive requirements upon healthcare providers. Moreover, the various laws and regulations that apply to our operations are often subject to varying interpretations and additional laws and regulations potentially affecting providers continue to be promulgated that may impact us. A violation or departure from any of the legal requirements implicated by our business may result in, among other things, government audits, lower reimbursements, significant fines and penalties, the potential loss of certification, recoupment efforts or voluntary repayments. These legal requirements are civil, criminal and administrative in nature depending on the law or requirement.
We endeavor to comply with all legal requirements. We further endeavor to structure all of our relationships with physicians and providers to comply with state and federal anti-kickback physician and Stark laws and other applicable healthcare laws. On December 2, 2020, the HHS Office of Inspector General (the “OIG”), and CMS issued final rules expanding and modifying existing and adding new regulatory Anti-Kickback Statute “safe harbors” and Stark Law exceptions, respectively. The rules are part of the “Regulatory Sprint to Coordinated Care” that HHS launched in 2018 in an effort to encourage innovative arrangements designed to improve the quality of care, health outcomes, and efficiency in the United States health care system. These final rules center on the concept of “value-based enterprises” (“VBEs”), and “value-based arrangements” between participants in VBEs. Both the Anti-Kickback Statute safe harbors and the Stark Law exceptions are broken down by the amount of financial risk assumed under the value-based arrangement, and the more risk assumed, the more flexibility offered under the safe harbors and exceptions. We continue to evaluate what effect, if any, these rules will have on our business. We utilize considerable resources to monitor laws and regulations and implement necessary changes. However, the laws and regulations in these areas are complex, changing and often subject to varying interpretations. As a result, there is no guarantee that we will be able to adhere to all of the laws and regulations that apply to our business, and any failure to do so could have a material adverse impact on our business, results of operations, financial condition, cash flows and reputation. Similarly, we may face penalties under the FCA, the federal Civil Monetary Penalty statute or otherwise related to failure to report and return overpayments within 60 days of when the overpayment is identified and quantified. These obligations to report and return overpayments could subject our procedures for identifying and processing overpayments to greater scrutiny. We have made investments in resources to decrease the time it takes to identify, quantify and process overpayments, and may be required to make additional investments in the future.
Additionally, the federal government has used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare, Medicaid and other federally funded health care programs. Moreover, amendments to the federal Anti-Kickback Statute in the ACA make claims tainted by anti-kickback violations potentially subject to liability under the FCA, including qui tam or whistleblower suits. The penalties for a violation of the FCA range from $5,500 to $11,000 (adjusted for inflation) for each false claim plus three times the amount of damages caused by each such claim which generally means the amount received directly or indirectly from the government. On January 29, 2018, the DOJ issued a final rule announcing adjustments to FCA penalties, under which the per claim penalty range increases to a range from $11,665 to $23,331 per false claim or statement (as of June 19, 2020, and subject to annual adjustments for inflation). Given the high volume of claims processed by our various operating units, the potential is high for substantial penalties in connection with any alleged FCA violations.
In addition to the provisions of the FCA, which provide for civil enforcement, the federal government can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims for payment to the federal government.
In addition, with the various government shutdowns, stay at home orders, and restrictions on elective health care services brought about by the
COVID-19
pandemic, our owned and affiliated practices have increasingly relied upon the availability of,

and reimbursement for, telemedicine and other emerging technologies (such as digital health services) to generate revenue. Federal and state laws regarding such services, necessary technological standards to deliver such services, coverage restrictions associated with such services, and the amount of reimbursement for such services are subject to changing political, regulatory and other influences. During the first wave of the
COVID-19
pandemic in the United States, many states loosened the restrictions in such laws and allowed providers to bill for such services at rates comparable to providing such services in a traditional office setting. These changes may be of short duration, may impede us in providing such services to our members in an economically viable manner in the future, and may harm our business. Failure to comply with these laws could result in denials of reimbursement for our affiliated providers’ services (to the extent such services are billed), recoupments of prior payments, professional discipline for our affiliated providers or civil or criminal penalties against our business.
If any of our operations are found to violate these or other government laws or regulations, we could suffer severe consequences that would have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price, including:

•	suspension or termination of our participation in government payment programs;

•	refunds of amounts received in violation of law or applicable payment program requirements dating back to the applicable statute of limitation periods;

•	loss of our required government certifications or exclusion from government payment programs;

•	loss of our licenses required to operate healthcare facilities or administer pharmaceuticals in the states in which we operate;

•
criminal or civil liability, fines, damages or monetary penalties for violations of healthcare fraud and abuse laws, including the federal Anti-Kickback Statute, Civil Monetary Penalties Law, Stark Law and FCA, state laws and regulations, or other failures to meet regulatory requirements;

•
enforcement actions by governmental agencies and/or state law claims for monetary damages by patients who believe their PHI has been used, disclosed or not properly safeguarded in violation of federal or state patient privacy laws, including HIPAA and the Privacy Act of 1974;

•	mandated changes to our practices or procedures that significantly increase operating expenses;

•
imposition of and compliance with corporate integrity agreements that could subject us to ongoing audits and reporting requirements as well as increased scrutiny of our billing and business practices which could lead to potential fines, among other things;

•
termination of various relationships and/or contracts related to our business, including payor agreements, joint venture arrangements, medical director agreements, real estate leases and consulting agreements with physicians; and

•
harm to our reputation which could negatively impact our business relationships, affect our ability to attract and retain members and physicians, affect our ability to obtain financing and decrease access to new business opportunities, among other things.

We are, and may in the future be, a party to various lawsuits, demands, claims, qui tam suits, governmental investigations and audits (including investigations or other actions resulting from our obligation to self-report suspected violations of law) and other legal matters, any of which could result in, among other things, substantial financial penalties or awards against us, mandated refunds, substantial payments made by us, required changes to our business practices, exclusion from future participation in Medicare, Medicaid and other healthcare programs and possible criminal penalties, any of which could have a material adverse effect on our business, results of operations, financial condition, cash flows and materially harm our reputation.
We may in the future be subject to investigations and audits by state or federal governmental agencies and/or private civil qui tam complaints filed by relators and other lawsuits, demands, claims and legal proceedings, including investigations or other actions resulting from our obligation to self-report suspected violations of law.
Responding to subpoenas, investigations and other lawsuits, claims and legal proceedings as well as defending ourselves in such matters will continue to require management’s attention and cause us to incur significant legal expense. Negative findings or terms and conditions that we might agree to accept as part of a negotiated resolution of pending or future legal or regulatory matters could result in, among other things, substantial financial penalties or awards against us, substantial payments made by us, harm to our reputation, required changes to our business practices, exclusion from future participation in the Medicare, Medicaid and other healthcare programs and, in certain cases, criminal penalties, any of which could have a material adverse effect on us. It is possible that criminal proceedings may be initiated against us and/or individuals in our business in connection with investigations by the federal government.
We, our employees, the facilities in which we operate and our affiliated physicians are subject to various federal, state and local licensing and certification laws and regulations and accreditation standards and other laws, relating to, among other things, the adequacy of medical care, equipment, privacy of patient information, physician relationships, personnel and operating policies and procedures. Failure to comply with these licensing, certification and accreditation laws, regulations and standards could result in our services being found non-reimbursable
or prior payments being subject to recoupment, requirements to make significant changes to our operations and can give rise to civil or, in extreme cases, criminal penalties. We routinely take the steps we believe are necessary to retain or obtain all requisite licensure and operating authorities. While we have made reasonable efforts to substantially comply with federal, state and local licensing and certification laws and regulations and standards as we interpret them, we cannot assure you that agencies that administer these programs will not find that we have failed to comply in some material respects.
Reductions in Medicare reimbursement rates or changes in the rules governing the Medicare program could have a material adverse effect on our financial condition and results of operations.
We receive the majority of our revenue from Medicare, either directly or through Medicare Advantage plans, and revenue from Medicare accounted for 80.8% of our revenue for the year ended December 31, 2020 and 76.8% and 83.3% of our revenue for the six months ended June 30, 2020 and 2021. In addition, many private payors base their reimbursement rates on the published Medicare rates or are themselves reimbursed by Medicare for the services we provide. As a result, our results of operations are, in part, dependent on government funding levels for Medicare programs, particularly Medicare Advantage programs. Any changes that limit or reduce Medicare Advantage or general Medicare reimbursement levels, such as reductions in or limitations of reimbursement amounts or rates under programs, reductions in funding of programs, expansion of benefits without adequate funding, elimination of coverage for certain benefits, or elimination of coverage for certain individuals or treatments under programs, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
The Medicare program and its reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past and could in the future result in substantial reductions in our revenue and operating margins. For example, due to the federal sequestration, an automatic 2% reduction in Medicare spending took effect beginning in April 2013. The CARES Act, designed to provide financial support and resources to individuals and businesses affected by the
COVID-19
pandemic, and subsequent legislation temporarily suspended these reductions from May 1, 2020 through March 31, 2021, and extended the sequester by one year, through 2030. Additional legislation extended this suspension until the end of the pandemic.
Each year, CMS issues a final rule to establish the Medicare Advantage benchmark payment rates for the following calendar year. Any reduction to Medicare Advantage rates impacting us that is greater compared to the industry average rate may have a material adverse effect on our business, results of operations, financial condition and cash flows. The final impact of the Medicare Advantage rates can vary from any estimate we may have and may be further impacted by the relative growth of our Medicare Advantage member volumes across markets as well as by the benefit plan designs submitted. It is possible that we may underestimate the impact of the Medicare Advantage rates on our business, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, our Medicare Advantage revenues may continue to be volatile in the future, which could have a material adverse impact on our business, results of operations, financial condition and cash flows.
In addition, CMS often changes the rules governing the Medicare program, including those governing reimbursement. Changes that could adversely affect our business include:

•	administrative or legislative changes to base rates or the bases of payment;

•	limits on the services or types of providers for which Medicare will provide reimbursement;

•	changes in methodology for member assessment and/or determination of payment levels;

•	the reduction or elimination of annual rate increases; or

•	an increase in co-payments or deductibles payable by beneficiaries.
Recent legislative, judicial and executive efforts to enact further healthcare reform legislation have caused the future state of the exchanges, other reforms under the ACA, and many core aspects of the current U.S. health care system to be unclear. Since 2016, various administrative and legislative initiatives have been implemented that have had adverse impacts on the ACA and its programs. For example, in October 2017, the federal government announced that cost-sharing reduction payments to insurers would end, effective immediately, unless Congress appropriated the funds, and, in December 2017, Congress passed the Tax Cuts and Jobs Act, which includes a provision that eliminates the penalty under the ACA’s individual mandate for individuals who fail to obtain a qualifying health insurance plan and could impact the future state of the exchanges. On December 14, 2018, a federal district court in Texas ruled the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional, and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case. Oral arguments, were held on November 10, 2020. The Supreme Court issued its decision in June 2021, ruling that the plaintiffs lacked standing to challenge the individual mandate provision, thus leaving the ACA in effect. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
While specific changes and their timing are not yet apparent, enacted reforms and future legislative, regulatory, judicial, or executive changes, particularly any changes to the Medicare Advantage program, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Among the important statutory changes that are being implemented by CMS include provisions of the IMPACT Act. This law imposes a stringent timeline for implementing benchmark quality measures and data metrics across post-acute care providers. The enactment also mandates specific actions to design a unified payment methodology for post-acute providers. CMS is in the process of promulgating regulations to implement provisions of this enactment. Depending on the final details, the costs of implementation could be significant. The failure to meet implementation requirements could expose providers to fines and payment reductions.
There is also uncertainty regarding traditional Medicare and Medicare Advantage in both payment rates and beneficiary enrollment, which, if reduced, would reduce our overall revenues and net income. Although Medicare Advantage enrollment increased by approximately 13 million, or by 117%, between the enactment of the ACA in 2010 and 2020, there can be no assurance that this trend will continue. Further, fluctuation in Medicare Advantage payment rates are evidenced by CMS’s annual announcement of the expected average change in revenue from the prior year: for 2018, CMS announced an average increase of 0.45%; and for 2019, 3.4%. Uncertainty over traditional Medicare and Medicare Advantage enrollment and payment rates present a continuing risk to our business.
According to the Kaiser Family Foundation (“KFF”), Medicare Advantage enrollment continues to be highly concentrated among a few payors, both nationally and in local regions. In 2020, the KFF reported that three payors together accounted for more than half of Medicare Advantage enrollment and seven firms accounted for approximately 83% of the lives. Consolidation among Medicare Advantage plans in certain regions, or the Medicare program’s failure to attract additional plans to participate in the Medicare Advantage program, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Reductions in reimbursement rates or the scope of services being reimbursed, or an expansion of the scope of services to be provided under our contracts with payors without a corresponding increase in payment rates could have a material, adverse effect on our financial condition and results of operations or even result in reimbursement rates that are insufficient to cover our operating expenses. Additionally, any delay or default by the government in making Medicare reimbursement payments could materially and adversely affect our business, financial condition and results of operations.
State and federal efforts to reduce Medicaid spending could adversely affect our financial condition and results of operations.
Many of our members are dual-eligible, meaning their coverage comes from both Medicare and Medicaid. In addition, certain of our members are fully covered by Medicaid. Medicaid is a joint federal-state program purchasing healthcare services for the low income and indigent as well as certain higher-income individuals with significant health needs. Under broad federal criteria, states establish rules for eligibility, services and payment. Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets. This, combined with slower state revenue growth, has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending.
For example, a number of states have adopted or are considering legislation designed to reduce their Medicaid expenditures, such as financial arrangements commonly referred to as provider taxes. Under provider tax arrangements, states collect taxes from healthcare providers and then use the revenue to pay the providers as a Medicaid expenditure, which allows the states to then claim additional federal matching funds on the additional reimbursements. Current federal law provides for a cap on the maximum allowable provider tax as a percentage of the provider’s total revenue. There can be no assurance that federal law will continue to provide matching federal funds on state Medicaid expenditures funded through provider taxes, or that the current caps on provider taxes will not be reduced. Any discontinuance or reduction in federal matching of provider tax-related
Medicaid expenditures could have a significant and adverse effect on states’ Medicaid expenditures, and as a result could have an adverse effect on our business.

As part of the movement to repeal, replace or modify the ACA and as a means to reduce the federal budget deficit, there are renewed congressional efforts to move Medicaid from an open-ended program with coverage and benefits set by the federal government to one in which states receive a fixed amount of federal funds, either through block grants or per capita caps, and have more flexibility to determine benefits, eligibility or provider payments. If those changes are implemented, we cannot predict whether the amount of fixed federal funding to the states will be based on current payment amounts, or if it will be based on lower payment amounts, which would negatively impact those states that expanded their Medicaid programs in response to the ACA.
We expect these state and federal efforts to continue for the foreseeable future. The Medicaid program and its reimbursement rates and rules are subject to frequent change at both the federal and state level. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which our services are reimbursed by state Medicaid plans.
Our business could be harmed if the ACA is overturned or by any legislative, regulatory or industry change that reduces healthcare spending or otherwise slows or limits the transition to more assumption of risk by healthcare providers.
The United States Supreme Court is currently considering the case of California v. Texas, Case
19-840,
which, if the respondents are successful, could result in the ACA being struck down in its entirety. Although the statute has survived previous challenges before the Supreme Court, we cannot predict the outcome of this litigation.
Our operating model, our platform and our revenue are dependent on the healthcare industry’s continued movement towards providers assuming more risk from payors for the cost of patient care. Any legislative, regulatory or industry changes that slows or limits that movement or otherwise reduces the risk-based healthcare spending would most likely be detrimental to our business, revenue, financial projections and growth.
We are also impacted by the Medicare Access and CHIP Reauthorization Act, under which physicians must choose to participate in one of two payment formulas, the Merit-Based Incentive Payment System (“MIPS”), or Alternative Payment Models (“APMs”). Beginning in 2019, MIPS allows eligible physicians to receive upward or downward adjustments to their Medicare Part B payments based on certain quality and cost metrics, among other measures. As an alternative, physicians can choose to participate in an Advanced APM. Advanced APMs are exempt from the MIPS requirements, and physicians who are meaningful participants in APMs will receive bonus payments from Medicare pursuant to the law. CMS has proposed limiting the number of significant changes to the Quality Payment Program in 2021 by continuing a gradual implementation timeline for MIPS and APMs.
In addition, current and prior healthcare reform proposals have included the concept of creating a single payor or public option for health insurance. If enacted, these proposals could have an extensive impact on the healthcare industry, including us. We are unable to predict whether such reforms may be enacted or their impact on our operations.
We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments and private payors will pay for healthcare services, which could harm our business, financial condition and results of operations.

If we are unable to effectively adapt to changes in the healthcare industry or changes in state and federal laws and regulations affecting the healthcare industry, including changes to laws and regulations regarding or affecting the U.S. healthcare reform, our business may be harmed.
Due to the importance of the healthcare industry in the lives of all Americans, federal, state, and local legislative bodies frequently pass legislation and promulgate regulations relating to healthcare reform or that affect the healthcare industry. As has been the trend in recent years, it is reasonable to assume that there will continue to be increased government oversight and regulation of the healthcare industry in the future. We cannot assure our stockholders as to the ultimate content, timing or effect of any new healthcare legislation or regulations, nor is it possible at this time to estimate the impact of potential new legislation or regulations on our business. It is possible that future legislation enacted by Congress or state legislatures, or regulations promulgated by regulatory authorities at the federal or state level, could adversely affect our business or could change the operating environment of our medical centers. It is possible that the changes to the Medicare, Medicaid or other governmental healthcare program reimbursements may serve as precedent to possible changes in other payors’ reimbursement policies in a manner adverse to us. Similarly, changes in private payor reimbursements could lead to adverse changes in Medicare, Medicaid and other governmental healthcare programs, which could have a material adverse effect on our business, financial condition and results of operations.
While we believe that we have structured our agreements and operations in material compliance with applicable healthcare laws and regulations, there can be no assurance that we will be able to successfully address changes in the current regulatory environment. We believe that our business operations materially comply with applicable healthcare laws and regulations. However, some of the healthcare laws and regulations applicable to us are subject to limited or evolving interpretations, and a review of our business or operations by a court, law enforcement or a regulatory authority might result in a determination that could have a material adverse effect on us. Furthermore, the healthcare laws and regulations applicable to us may be amended or interpreted in a manner that could have a material adverse effect on our business, prospects, results of operations and financial condition.
Our use, disclosure, and other processing of personally identifiable information, including health information, is subject to HIPAA and other federal and state privacy and security regulations. If we suffer a data breach or unauthorized disclosure, we could incur significant liability including government and private investigations and claims of privacy and security non-compliance.
We could also suffer significant reputational harm as a result and, in turn, a material adverse effect on our member base and revenue.
Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity, and other processing of protected health information (“PHI”), and other types of personal data or personally identifiable information (“PII”). These laws and regulations include HIPAA. HIPAA establishes a set of national privacy and security standards for the protection of PHI by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services.
HIPAA requires covered entities, such as us, and their business associates to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims.
HIPAA imposes mandatory penalties for certain violations. Penalties for violations of HIPAA and its implementing regulations start at $100 per violation and are not to exceed $50,000 per violation, subject to a cap of $1.5 million for violations of the same standard in a single calendar year. However, a single breach incident can result in violations of multiple standards. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

In addition, HIPAA mandates that the Secretary of HHS conduct periodic compliance audits of HIPAA covered entities and business associates for compliance with the HIPAA Privacy and Security Standards. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator.
HIPAA further requires that patients be notified of any unauthorized acquisition, access, use or disclosure of their unsecured PHI that compromises the privacy or security of such information, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals. HIPAA specifies that such notifications must be made “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach.” If a breach affects 500 patients or more, it must be reported to HHS without unreasonable delay, and HHS will post the name of the breaching entity on its public web site. Breaches affecting 500 patients or more in the same state or jurisdiction must also be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS at least annually.
In addition to HIPAA, numerous other federal and state laws and regulations protect the confidentiality, privacy, availability, integrity and security of PHI and other types of PII. State statutes and regulations vary from state to state, and these laws and regulations in many cases are more restrictive than, and may not be preempted by, HIPAA and its implementing rules. These laws and regulations are often uncertain, contradictory, and subject to changed or differing interpretations, and we expect new laws, rules and regulations regarding privacy, data protection, and information security to be proposed and enacted in the future. In the event that new data security laws are implemented, we may not be able to timely comply with such requirements, or such requirements may not be compatible with our current processes. Changing our processes could be time consuming and expensive, and failure to timely implement required changes could subject us to liability for non-compliance.
Some states may afford private rights of action to individuals who believe their PII has been misused. This complex, dynamic legal landscape regarding privacy, data protection, and information security creates significant compliance issues for us and potentially restricts our ability to collect, use and disclose data and exposes us to additional expense, adverse publicity and liability. While we have implemented data privacy and security measures in an effort to comply with applicable laws and regulations relating to privacy and data protection, some PHI and other PII or confidential information is transmitted to us by third parties, who may not implement adequate security and privacy measures, and it is possible that laws, rules and regulations relating to privacy, data protection, or information security may be interpreted and applied in a manner that is inconsistent with our practices or those of third parties who transmit PHI and other PII or confidential information to us. If we or these third parties are found to have violated such laws, rules or regulations, it could result in government-imposed fines, orders requiring that we or these third parties change our or their practices, or criminal charges, which could adversely affect our business. Complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices, systems and compliance procedures in a manner adverse to our business.
We also publish statements to our members and partners that describe how we handle and protect PHI. If federal or state regulatory authorities or private litigants consider any portion of these statements to be untrue, we may be subject to claims of deceptive practices, which could lead to significant liabilities and consequences, including, without limitation, costs of responding to investigations, defending against litigation, settling claims, and complying with regulatory or court orders. Any of the foregoing consequences could seriously harm our business and our financial results. Any of the foregoing consequences could have a material adverse impact on our business and our financial results.

We face inspections, reviews, audits and investigations under federal and state government programs and contracts. These audits could have adverse findings that may negatively affect our business, including our results of operations, liquidity, financial condition and reputation.
As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental inspections, reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. Payors may also reserve the right to conduct audits. We also periodically conduct internal audits and reviews of our regulatory compliance. An adverse inspection, review, audit or investigation could result in:

•	refunding amounts we have been paid pursuant to the Medicare or Medicaid programs or from payors;

•	state or federal agencies imposing fines, penalties and other sanctions on us;

•	temporary suspension of payment for new patients to the facility or agency;

•	decertification or exclusion from participation in the Medicare or Medicaid programs or one or more payor networks;

•	self-disclosure of violations to applicable regulatory authorities;

•	damage to our reputation;

•	the revocation of a facility’s or agency’s license; and

•	loss of certain rights under, or termination of, our contracts with payors.
We have in the past and will likely in the future be required to refund amounts we have been paid and/or pay fines and penalties as a result of these inspections, reviews, audits and investigations. If adverse inspections, reviews, audits or investigations occur and any of the results noted above occur, it could have a material adverse effect on our business and operating results. Furthermore, the legal, document production and other costs associated with complying with these inspections, reviews, audits or investigations could be significant.
Laws regulating the corporate practice of medicine could restrict the manner in which we are permitted to conduct our business, and the failure to comply with such laws could subject us to penalties or require a restructuring of our business.
Some states have laws that prohibit business entities, such as us, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians or engaging in certain arrangements, such as fee-splitting,
with physicians (such activities generally referred to as the “corporate practice of medicine”). In some states these prohibitions are expressly stated in a statute or regulation, while in other states the prohibition is a matter of judicial or regulatory interpretation. Certain of the states in which we currently operate, such as Texas and Nevada, and certain of the states to which we may expand our operations, such as New York and California, generally prohibit the corporate practice of medicine, and other states may enact such restrictions as well.
Penalties for violations of the corporate practice of medicine vary by state and may result in physicians being subject to disciplinary action, as well as to forfeiture of revenues from payors for services rendered. For lay entities, violations may also bring both civil and, in more extreme cases, criminal liability for engaging in medical practice without a license. Some of the relevant laws, regulations and agency interpretations in states with corporate practice of medicine restrictions have been subject to limited judicial and regulatory interpretation. Moreover, state laws are subject to change. Regulatory authorities and other parties may assert that, despite the management agreements and other arrangements through which we operate, we are engaged in the prohibited corporate practice of medicine or that our arrangements constitute unlawful fee-splitting.
If this were to occur, we could be subject to civil and/or criminal penalties, our agreements could be found legally invalid and unenforceable (in whole or in part) or we could be required to restructure our contractual arrangements. In markets where the corporate practice of medicine is prohibited, we have historically operated by maintaining long-term management contracts with multiple associated professional organizations which, in turn, employ or contract with physicians to provide those professional medical services required by the enrollees of the payors with which the professional organizations contract. Under these management agreements, our managed services organization performs only non-medical
administrative services, does not represent that it offers medical services and does not exercise influence or control over the practice of medicine by the physicians or the associated physician groups with which it contracts. In addition, the professional organizations are all 100% owned by a member of our management team. In the event of death or disability or upon certain other triggering events, we maintain the right to direct the transfer of the ownership of the professional organizations to another licensed physician.
In addition to the above management arrangements, we have certain contractual rights relating to the orderly transfer of equity interests in our physician practices through succession agreements and other arrangements with their physician equity holders. Such equity interests cannot, however, be transferred to or held by us or by any non-professional
organization. Accordingly, neither we nor our direct subsidiaries directly own any equity interests in any of our physician practices. In the event that any of the physician owners of our practices fail to comply with the management arrangement, if any management arrangement is terminated and/or we are unable to enforce our contractual rights over the orderly transfer of equity interests in any of our physician practices, such events could have a material adverse effect on our business, results of operations, financial condition and cash flows.
It is possible that a state regulatory agency or a court could determine that our agreements with physician equity holders of our practices and the way we carry out these arrangements as described above, either independently or coupled with the management services agreements with such associated physician practices, are in violation of prohibitions on the corporate practice of medicine. As a result, these arrangements could be deemed invalid, potentially resulting in a loss of revenues and an adverse effect on results of operations derived from such practices. Such a determination could force a restructuring of our management arrangements with the affected practices, which might include revisions of the management services agreements, including a modification of the management fee and/or establishing an alternative structure that would permit us to contract with a physician network without violating prohibitions on the corporate practice of medicine. There can be no assurance that such a restructuring would be feasible, or that it could be accomplished within a reasonable time frame without a material adverse effect on our business, results of operations, financial condition and cash flows.
Our records and submissions to a health plan may contain inaccurate or unsupportable information regarding risk adjustment scores of members, which could cause us to overstate or understate our revenue and subject us to various penalties.
The claims and encounter records that we submit to health plans may impact data that support the Medicare Risk Adjustment Factor (“RAF”), scores attributable to members. These RAF scores determine, in part, the revenue to which the health plans and, in turn, we are entitled for the provision of medical care to such members. The data submitted to CMS by each health plan is based, in part, on medical charts and diagnosis codes that we prepare and submit to the health plans. Each health plan generally relies on us and our affiliated physicians to appropriately document and support such RAF data in our medical records. Each health plan also relies on us and our affiliated physicians to appropriately code claims for medical services provided to members. Erroneous claims and erroneous encounter records and submissions could result in inaccurate revenue and risk adjustment payments, which may be subject to correction or retroactive adjustment in later periods. This corrected or adjusted information may be reflected in financial statements for periods subsequent to the period in which the revenue was recorded. We might also need to refund a portion of the revenue that we received, which refund, depending on its magnitude, could damage our relationship with the applicable health plan and could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Additionally, CMS audits Medicare Advantage plans for documentation to support
RAF-related
payments for members chosen at random. The Medicare Advantage plans ask providers to submit the underlying documentation for members that they serve. It is possible that claims associated with members with higher RAF scores could be subject to more scrutiny in a CMS or plan audit. There is a possibility that a Medicare Advantage plan may seek repayment from us should CMS make any payment adjustments to the Medicare Advantage plan as a result of its audits. The plans also may hold us liable for any penalties owed to CMS for inaccurate or unsupportable RAF scores provided by us or our affiliated physicians. In addition, we could be liable for penalties to the government under the FCA that range from $11,665 to $23,331 per false claim or statement (as of June 19, 2020, and subject to annual adjustments for inflation), plus up to three times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the government for each such false claim.
CMS has indicated that payment adjustments will not be limited to RAF scores for the specific Medicare Advantage enrollees for which errors are found but may also be extrapolated to the entire Medicare Advantage plan subject to a particular CMS contract. CMS has described its audit process as plan-year specific and stated that it will not extrapolate audit results for plan years prior to 2011. Because CMS has not stated otherwise, there is a risk that payment adjustments made as a result of one plan year’s audit would be extrapolated to prior plan years after 2011.
There can be no assurance that a health plan will not be randomly selected or targeted for review by CMS or that the outcome of such a review will not result in a material adjustment in our revenue and profitability, even if the information we submitted to the plan is accurate and supportable.
New physicians and other providers must be properly enrolled in governmental healthcare programs before we can receive reimbursement for their services, and there may be delays in the enrollment process.
Each time a new physician joins us, we must enroll the physician under our applicable group identification number for Medicare and Medicaid programs and for certain managed care and private insurance programs before we can receive reimbursement for services the physician renders to beneficiaries of those programs. The estimated time to receive approval for the enrollment is sometimes difficult to predict. These practices result in delayed reimbursement that may adversely affect our cash flows.
With respect to Medicare, providers can retrospectively bill Medicare for services provided 30 days prior to the effective date of the enrollment. In addition, the enrollment rules provide that the effective date of the enrollment will be the later of the date on which the enrollment application was filed and approved by the Medicare contractor, or the date on which the provider began providing services. If we are unable to properly enroll physicians and other applicable healthcare professionals within the 30 days after the provider begins providing services, we will be precluded from billing Medicare for any services which were provided to a Medicare beneficiary more than 30 days prior to the effective date of the enrollment. With respect to Medicaid, new enrollment rules and whether a state will allow providers to retrospectively bill Medicaid for services provided prior to submitting an enrollment application varies by state. Failure to timely enroll providers could reduce our physician services segment total revenues and have a material adverse effect on the business, financial condition or results of operations of our physician services segment.
The ACA, as currently structured, added additional enrollment requirements for Medicare and Medicaid, which have been further enhanced through implementing regulations and increased enforcement scrutiny. Every enrolled provider must revalidate its enrollment at regular intervals and must update the Medicare contractors and many state Medicaid programs with significant changes on a timely basis. If we fail to provide sufficient documentation as required to maintain our enrollment, Medicare and Medicaid could deny continued future enrollment or revoke our enrollment and billing privileges.
The requirements for enrollment, licensure, certification, and accreditation may include notification or approval in the event of a transfer or change of ownership or certain other changes. Other agencies or payors with which we have contracts may have similar requirements, and some of these processes may be complex. Failure to provide required notifications or obtain necessary approvals may result in the delay or inability to complete an acquisition or transfer, loss of licensure, lapses in reimbursement, or other penalties. While we make reasonable efforts to substantially comply with these requirements, we cannot assure you that the agencies that administer these programs or have awarded us contracts will not find that we have failed to comply in some material respects. A finding of non-compliance
and any resulting payment delays, refund demands or other sanctions could have a material adverse effect on our business, financial condition or results of operations.

Risks Related to Competition
The healthcare industry is highly competitive, and if we are not able to compete effectively, our business would be harmed.
We compete directly with national, regional and local providers of healthcare for members and physicians. There are many other companies and individuals currently providing healthcare services, many of which have been in business longer and/or have substantially more resources. There have been increased trends towards consolidation and vertical integration in the healthcare industry, including an influx of additional capital. Since there are virtually no substantial capital expenditures required for providing healthcare services, there are few financial barriers to entry in the healthcare industry. Other companies could enter the healthcare industry in the future and divert some or all of our business. Our ability to compete successfully varies from location to location and depends on a number of factors, including the number of competing primary care facilities in the local market and the types of services available at those facilities, our local reputation for quality care of members, the commitment and expertise of our medical staff, our local service offerings and community programs, the cost of care in each locality, and the physical appearance, location, age and condition of our facilities. If we are unable to attract members to our medical centers, our revenue and profitability will be adversely affected. Some of our competitors may have greater recognition and be more established in their respective communities than we are, and may have greater financial and other resources than we have. Competing primary care providers may also offer larger facilities or different programs or services than we do, which, combined with the foregoing factors, may result in our competitors being more attractive to our current members, potential members and referral sources. Furthermore, while we budget for routine capital expenditures at our facilities to keep them competitive in their respective markets, to the extent that competitive forces cause those expenditures to increase in the future, our financial condition may be negatively affected. In addition, our relationships with governmental and private third-party payors are not exclusive and our competitors have established or could seek to establish relationships with such payors to serve their covered patients. Additionally, as we expand into new geographies, we may encounter competitors with stronger relationships or recognition in the community in such new geography, which could give those competitors an advantage in obtaining new patients. Individual physicians, physician groups and companies in other healthcare industry segments, including those with which we have contracts, and some of which have greater financial, marketing and staffing resources, may become competitors in providing health care services, and this competition may have a material adverse effect on our business operations and financial position.
Our performance depends on our ability to recruit and retain quality physicians, nurses and other personnel. Competitors in primary care markets may aggressively employ non-compete,
non-solicitation
and other restrictive covenant tools to chill the entry of new operators. Competition for or shortages in quality physicians, nurses and other personnel, increases in labor costs or expiration of non-compete,
non-solicitation
and other restrictive covenants with past, present or future employees could adversely affect our revenue, profitability, cash flows, quality of care and member enrollment.
Our operations are dependent on the efforts, abilities and experience of our physicians and clinical personnel. We compete with other healthcare providers, primarily hospitals and other facilities, in attracting physicians, nurses and medical staff to support our medical centers, recruiting and retaining qualified management and support personnel responsible for the daily operations of each of our medical centers and in contracting with payors in each of our markets. Competitors in primary care markets may aggressively employ non-compete,
non-solicitation
and other restrictive covenant tools to chill the entry of new operators. In some markets, the lack of availability of clinical personnel, such as nurses and mental health professionals, has become a significant operating issue facing all healthcare providers. This shortage may require us to continue to enhance wages and benefits to recruit and retain qualified personnel or to contract for more expensive temporary personnel. We also depend on the available labor pool of semi-skilled and unskilled workers in each of the markets in which we operate.

Key primary care physicians with large member enrollment could retire, become disabled, terminate their provider contracts, get lured away by a competing independent physician association or medical group, or otherwise become unable or unwilling to continue practicing medicine or continue working with us. As a result, members who have been served by such physicians could choose to enroll with competitors’ physician organizations or could seek medical care elsewhere, which could reduce our revenues and profits. Moreover, we may not be able to attract new physicians to replace the services of terminating physicians or to service our growing membership.
We have employment contracts with physicians and other health professionals in many states. Some of these contracts include provisions preventing these physicians and other health professionals from competing with us both during and after the term of our contract with them. The law governing non-compete
agreements and other forms of restrictive covenants varies from state to state. Some jurisdictions prohibit us from using non-competition
covenants with our professional staff. Other states are reluctant to strictly enforce non-compete
agreements and restrictive covenants applicable to physicians and other healthcare professionals. There can be no assurance that our non-compete
agreements related to physicians and other health professionals will be found enforceable if challenged in certain states. In such event, we would be unable to prevent physicians and other health professionals formerly employed by us from competing with us, potentially resulting in the loss of some of our members.
If our labor costs increase, we may not be able to raise rates to offset these increased costs. Because a significant percentage of our revenue consists of fixed, prospective payments, our ability to pass along increased labor costs is limited. In particular, if labor costs rise at an annual rate greater than our net annual consumer price index basket update from Medicare, our results of operations and cash flows will likely be adversely affected. Any union activity at our facilities that may occur in the future could contribute to increased labor costs. Certain proposed changes in federal labor laws and the National Labor Relations Board’s modification of its election procedures could increase the likelihood of employee unionization attempts. Although none of our employees are currently represented by a collective bargaining agreement, to the extent a significant portion of our employee base unionizes, it is possible our labor costs could increase materially. Our failure to recruit and retain qualified management and medical personnel, or to control our labor costs, could have a material adverse effect on our business, prospects, results of operations and financial condition.
If we fail to cost-effectively develop widespread brand awareness and maintain our reputation, or if we fail to achieve and maintain market acceptance for our healthcare services, our business could suffer.
We believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with both members and payors and to our ability to attract new members. The promotion of our brand may require us to make substantial investments and we anticipate that, as our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult and expensive. Our marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur and our results of operations could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of or provide quality medical care for our members, or any adverse publicity or litigation involving or surrounding us, one of our medical centers or our management, could make it substantially more difficult for us to attract new members. Similarly, because our existing members often act as references for us with prospective new members, any existing member that questions the quality of our care could impair our ability to secure additional new members. In addition, negative publicity resulting from any adverse government payor audit could injure our reputation. If we do not successfully maintain and enhance our reputation and brand recognition, our business may not grow and we could lose our relationships with members, which would harm our business, results of operations and financial condition.
The registered or unregistered trademarks or trade names that we own or license may be challenged, infringed, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition with members, payors and other partners. In addition, third parties may in the future file for registration of trademarks similar or identical to our trademarks. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to promote our business in certain relevant jurisdictions. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our brand recognition, reputation and results of operations may be adversely affected.
Our business depends on our ability to effectively invest in, implement improvements to and properly maintain the uninterrupted operation and data integrity of our information technology and other business systems.
Our business is highly dependent on maintaining effective information systems as well as the integrity and timeliness of the data we use to serve our members, support our care teams and operate our business. Because of the large amount of data that we collect and manage, it is possible that hardware failures or errors in our systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our partners regard as significant. If our data were found to be inaccurate or unreliable due to fraud or other error, or if we, or any of the third-party service providers we engage, were to fail to maintain information systems and data integrity effectively, we could experience operational disruptions that may impact our members and care teams and hinder our ability to provide services, establish appropriate pricing for services, retain and attract members, manage our member risk profiles, establish reserves, report financial results timely and accurately and maintain regulatory compliance, among other things.
Our information technology strategy and execution are critical to our continued success. We must continue to invest in long-term solutions that will enable us to anticipate member needs and expectations, enhance the member experience, act as a differentiator in the market and protect against cybersecurity risks and threats. Our success is dependent, in large part, on maintaining the effectiveness of existing technology systems and continuing to deliver and enhance technology systems that support our business processes in a cost-efficient and resource-efficient manner. Increasing regulatory and legislative changes will place additional demands on our information technology infrastructure that could have a direct impact on resources available for other projects tied to our strategic initiatives. In addition, recent trends toward greater patient engagement in health care require new and enhanced technologies, including more sophisticated applications for mobile devices. Connectivity among technologies is becoming increasingly important. We must also develop new systems to meet current market standards and keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and patient needs. Failure to do so may present compliance challenges and impede our ability to deliver services in a competitive manner. Further, because system development projects are long-term in nature, they may be more costly than expected to complete and may not deliver the expected benefits upon completion. Our failure to effectively invest in, implement improvements to and properly maintain the uninterrupted operation and data integrity of our information technology and other business systems could adversely affect our results of operations, financial position and cash flow.
Risks Related to Data Security and Intellectual Property
Our proprietary platform relies on third party vendors, and disruptions in those relationships or other failures of our platform could damage our reputation, give rise to claims against us or divert application of our resources from other purposes, any of which could harm our business.
CanoPanorama, our proprietary population health management technology-powered platform, contains components developed and maintained by third-party software vendors. Moreover, we use a third-party cloud-based electronic health record management system. The ability of these third-party suppliers to successfully provide reliable and high-quality services is subject to technical and operational uncertainties that are beyond our control. We may not be able to replace the functions provided by the third-party software currently used in CanoPanorama if that software becomes obsolete or defective or is not adequately maintained or updated. We may not be able to maintain our relationships with our third-party software vendors. Any significant interruption in the availability of these third-party software products or defects in these products could harm our business unless and until we can secure or develop an alternative source. In the event of failure in such third party vendors’ systems and processes, we could experience business interruptions or privacy and/or security breaches surrounding our data. Any of these outcomes could damage our reputation, give rise to claims against us or divert application of our resources from other purposes, any of which could harm our business.

Data security breaches, loss of data and other disruptions could compromise sensitive information related to our business or our members, or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.
In the ordinary course of our business, we collect, store, use and disclose sensitive data, including PHI and other types of PII relating to our employees, members and others. We also process and store, and use third-party service providers to process and store, sensitive information, including intellectual property, confidential information and other proprietary business information. We manage and maintain such sensitive data and information utilizing a combination of on-site
systems, managed data center systems and cloud-based computing center systems.
We are highly dependent on information technology networks and systems, including the internet, to securely process, transmit and store this sensitive data and information. Security breaches of this infrastructure, including physical or electronic break-ins,
computer viruses, attacks by hackers and similar breaches, and employee or contractor error, negligence or malfeasance, can create system disruptions, shutdowns or unauthorized disclosure or modifications of such sensitive data or information, causing PHI or other PII to be accessed or acquired without authorization or to become publicly available. We utilize third-party service providers for important aspects of the collection, storage, processing and transmission of employee, user and member information, and other confidential and sensitive information, and therefore rely on third parties to manage functions that have material cybersecurity risks. Because of the sensitivity of the PHI, other PII and other sensitive information we and our service providers collect, store, transmit, and otherwise process, the security of our technology platform and other aspects of our services, including those provided or facilitated by our third-party service providers, are important to our operations and business strategy. We take certain administrative, physical and technological safeguards to address these risks, such as by requiring contractors and other third-party service providers who handle this PHI, other PII and other sensitive information for us to enter into agreements that contractually obligate them to use reasonable efforts to safeguard such PHI, other PII, and other sensitive information. Measures taken to protect our systems, those of our contractors or third-party service providers, or the PHI, other PII, or other sensitive information we or contractors or third-party service providers process or maintain, may not adequately protect us from the risks associated with the collection, storage, processing and transmission of such sensitive data and information. We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by security breaches. Despite our implementation of security measures, cyber-attacks are becoming more sophisticated and frequent. As a result, we or our third-party service providers may be unable to anticipate these techniques or to implement adequate protective measures.
A security breach or privacy violation that leads to disclosure or unauthorized use or modification of, or that prevents access to or otherwise impacts the confidentiality, security, or integrity of, member information, including PHI or other PII, or other sensitive information we or our contractors or third-party service providers maintain or otherwise process, could harm our reputation, compel us to comply with breach notification laws, cause us to incur significant costs for remediation, fines, penalties, notification to individuals and for measures intended to repair or replace systems or technology and to prevent future occurrences, potential increases in insurance premiums, and require us to verify the accuracy of database contents, resulting in increased costs or loss of revenue. While we have not experienced any material system failure, accident or security breach to date of which we are aware, we nevertheless have experienced from time to time, and continue to experience in the future, cyber-attacks on our information technology systems despite our best efforts to prevent them. For instance, in June 2020, we disclosed to the public a data breach resulting from a business email compromise by an unknown threat actor that affected Office 365 email accounts of certain employees. As some of the affected email inboxes contained PHI or PII, we notified all potentially affected individuals and the HHS Office of Civil Rights (“OCR”). In December 2020, we received a data request from OCR relating to this incident to which we responded. In June 2021, OCR notified us that it has closed this inquiry with no findings. In addition, a class action lawsuit related to this incident was filed against us in the Miami-Dade County Court of the State of Florida. Our insurance carrier has reached settlement with the class action plaintiffs and the settlement was approved by the Miami-Dade County Court at a hearing held on July 1, 2021. We may be subject to financial or reputational loss as a result of this data security incident.
If we are unable to prevent or mitigate such security breaches or privacy violations or implement satisfactory remedial measures, or if it is perceived that we have been unable to do so, our operations could be disrupted, we may be unable to provide access to our systems, and we could suffer a loss of members, and we may as a result suffer loss of reputation, adverse impacts on member and investor confidence, financial loss, governmental investigations or other actions, regulatory or contractual penalties, and other claims and liability. In addition, security breaches and other inappropriate access to, or acquisition or processing of, information can be difficult to detect, and any delay in identifying such incidents or in providing any notification of such incidents may lead to increased harm.
Any such breach or interruption of our systems or those of any of our third-party service providers could compromise our networks or data security processes and sensitive information could be made inaccessible or could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such interruption in access, improper access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws and regulations that protect the privacy of member information or other personal information, such as HIPAA, as amended by HITECH, and their implementing regulations and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to perform our services, access member health information, collect, process, and prepare company financial information, provide information about our current and future services and engage in other member and clinician education and outreach efforts. Any such breach could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our business and competitive position. While we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.
Disruptions in our disaster recovery systems or management continuity planning could limit our ability to operate our business effectively.
Our information technology systems facilitate our ability to conduct our business. While we have disaster recovery systems and business continuity plans in place, any disruptions in our disaster recovery systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to effectively monitor and control our operations. Despite our implementation of a variety of security measures, our information technology systems could be subject to physical or electronic break-ins,
and similar disruptions from unauthorized tampering or any weather-related disruptions where our headquarters is located. In addition, in the event that a significant number of our management personnel were unavailable in the event of a disaster, our ability to effectively conduct business could be adversely affected.
If we are unable to obtain, maintain and enforce intellectual property protection for our content or if the scope of our intellectual property protection is not sufficiently broad, our business may be adversely affected.
Our business depends on certain internally developed content, including software, databases, confidential information and know-how,
the protection of which is crucial to the success of our business. We rely on a combination of trademark, trade-secret, and copyright laws and confidentiality procedures and contractual provisions to protect our intellectual property rights in our internally developed content. We may, over time, increase our investment in protecting our intellectual property through additional trademark, patent and other intellectual property filings that could be expensive and time-consuming. Effective trademark, trade-secret and copyright protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. These measures, however, may not be sufficient to offer us meaningful protection. Additionally, we do not currently hold a patent or other registered or applied for intellectual property protection for CanoPanorama. If we are unable to protect our intellectual property and other rights, particularly with respect to CanoPanorama, our competitive position and our business could be harmed, as third parties may be able to commercialize and use technologies and software products that are substantially the same as ours without incurring the development and licensing costs that we have incurred. Any of our owned or licensed intellectual property rights could be challenged, invalidated, circumvented, infringed or misappropriated, our trade secrets and other confidential information could be disclosed in an unauthorized manner to third parties, or our intellectual property rights may not be sufficient to permit us to take advantage of current market trends or otherwise to provide us with competitive advantages, which could result in costly redesign efforts, discontinuance of certain offerings or other competitive harm.
Monitoring unauthorized use of our intellectual property is difficult and costly. From time to time, we seek to analyze our competitors’ services, and may in the future seek to enforce our rights against potential infringement. However, the steps we have taken to protect our intellectual property rights may not be adequate to prevent infringement or misappropriation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Any inability to meaningfully protect our intellectual property rights could result in harm to our ability to compete and reduce demand for our services. Moreover, our failure to develop and properly manage new intellectual property could adversely affect our market positions and business opportunities. Also, some of our services rely on technologies and software developed by or licensed from third parties, and we may not be able to maintain our relationships with such third parties or enter into similar relationships in the future on reasonable terms or at all.
Uncertainty may result from changes to intellectual property legislation and from interpretations of intellectual property laws by applicable courts and agencies. Accordingly, despite our efforts, we may be unable to obtain and maintain the intellectual property rights necessary to provide us with a competitive advantage. Our failure to obtain, maintain and enforce our intellectual property rights could therefore have a material adverse effect on our business, financial condition and results of operations.
Third parties may initiate legal proceedings alleging that we are infringing or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on our business, financial condition and results of operations.
Our commercial success depends on our ability to develop and commercialize our services and use our proprietary technology platform without infringing the intellectual property or proprietary rights of third parties. Intellectual property disputes can be costly to defend and may cause our business, operating results and financial condition to suffer. As the market for healthcare in the United States expands and more patents are issued, the risk increases that there may be patents issued to third parties that relate to our technology platform of which we are not aware or that we must challenge to continue our operations as currently contemplated. Whether merited or not, we may face allegations that we, our vendors or licensors or parties indemnified by us have infringed or otherwise violated the patents, trademarks, copyrights or other intellectual property rights of third parties. Such claims may be made by competitors seeking to obtain a competitive advantage or by other parties. Additionally, in recent years, individuals and groups have begun purchasing intellectual property assets for the purpose of making claims of infringement and attempting to extract settlements from companies like ours. We may also face allegations that our employees have misappropriated the intellectual property or proprietary rights of their former employers or other third parties. It may be necessary for us to initiate litigation to defend ourselves in order to determine the scope, enforceability and validity of third-party intellectual property or proprietary rights, or to establish our respective rights. We may not be able to successfully settle or otherwise resolve such adversarial proceedings or litigation. If we are unable to successfully settle future claims on terms acceptable to us we may be required to engage in or to continue claims, regardless of whether such claims have merit, that can be time-consuming, divert management’s attention and financial resources and can be costly to evaluate and defend. Results of any such litigation are difficult to predict and may require us to stop commercializing or using our technology platform, obtain licenses, modify our services and technology platform while we develop non-infringing
substitutes or incur substantial damages, settlement costs or face a temporary or permanent injunction prohibiting us from marketing or providing the affected services. If we require a third-party license, it may not be available on reasonable terms or at all, and we may have to pay substantial royalties, service fees, upfront fees or grant cross-licenses to intellectual property rights for our services. We may also have to redesign our services so they do not infringe third-party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time, during which our technology platform may not be available for commercialization or use. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations. If we cannot or do not obtain a third-party license to the infringed technology at all, license the technology on reasonable terms or obtain similar technology from another source, our revenue and earnings could be adversely impacted.
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business with respect to intellectual property. We are not currently subject to any claims from third parties asserting infringement of their intellectual property rights. Some third parties may be able to sustain the costs of complex litigation more effectively than we can because they have substantially greater resources. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our Class A common stock. Moreover, any uncertainties resulting from the initiation and continuation of any legal proceedings could have a material adverse effect on our ability to raise the funds necessary to continue our operations. Assertions by third parties that we violate their intellectual property rights could therefore have a material adverse effect on our business, financial condition and results of operations.
If we are unable to protect the confidentiality of our trade secrets, know-how
and other proprietary and internally developed information, the value of our technology platform could be adversely affected.
We may not be able to protect our trade secrets,
know-how
and other internally developed information, including in relation to the CanoPanorama platform, adequately. Although we use reasonable efforts to protect this internally developed information and technology platform, our employees, consultants and other parties (including independent contractors and companies with which we conduct business) may unintentionally or willfully disclose our information or technology to competitors. Enforcing a claim that a third party illegally disclosed or obtained and is using any of our internally developed information or technology is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets, know-how
and other proprietary information. We rely, in part, on
non-disclosure
and confidentiality with our employees, independent contractors, consultants and companies with which we conduct business to protect our trade secrets, know-how
and other intellectual property and internally developed information. These agreements may not be self-executing, or they may be breached and we may not have adequate remedies for such breach. Moreover, third parties may independently develop similar or equivalent proprietary information or otherwise gain access to our trade secrets, know-how
and other internally developed information.
Any restrictions on our use of, or ability to license, data, or our failure to license data and integrate third-party technologies, could have a material adverse effect on our business, financial condition and results of operations.
We depend upon licenses from third parties for components of the technology and data used in CanoPanorama and for the platform upon which CanoPanorama is built and operates. We expect that we may need to obtain additional licenses from third parties in the future in connection with the development of our services. In addition, we obtain a portion of the data that we use from government entities, public records and from our partners for specific partner engagements. We believe that we have all rights necessary to use the data that is incorporated into our services. We cannot, however, assure you that our licenses for information will allow us to use that information for all potential or contemplated applications. In addition, our ability to continue to offer integrated healthcare to our members depends on maintaining CanoPanorama, which is partially populated with data disclosed to us by our affiliates with their consent. If these affiliates revoke their consent for us to maintain, use, de-identify
and share this data, consistent with applicable law, our data assets could be degraded.

In the future, data providers could withdraw their data from us or restrict our usage for any reason, including if there is a competitive reason to do so, if legislation is passed restricting the use of the data or if judicial interpretations are issued restricting use of the data that we currently use to support our services. In addition, data providers could fail to adhere to our quality control standards in the future, causing us to incur additional expense to appropriately utilize the data. If a substantial number of data providers were to withdraw or restrict their data, or if they fail to adhere to our quality control standards, and if we are unable to identify and contract with suitable alternative data suppliers and integrate these data sources into our service offerings, our ability to provide appropriate services to our members would be materially adversely impacted, which could have a material adverse effect on our business, financial condition and results of operations.
We also integrate into our internally developed applications and use third-party software to support our technology infrastructure. Some of this software is proprietary and some is open source software. These technologies may not be available to us in the future on commercially reasonable terms or at all and could be difficult to replace once integrated into our own internally developed applications. Most of these licenses can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. Our inability to obtain, maintain or comply with any of these licenses could delay development until equivalent technology can be identified, licensed and integrated, which would harm our business, financial condition and results of operations.
Most of our third-party licenses are
non-exclusive
and our competitors may obtain the right to use any of the technology covered by these licenses to compete directly with us. Our use of third-party technologies exposes us to increased risks, including, but not limited to, risks associated with the integration of new technology into our solutions, the diversion of our resources from development of our own internally developed technology and our inability to generate revenue from licensed technology sufficient to offset associated acquisition and maintenance costs. In addition, if our data suppliers choose to discontinue support of the licensed technology in the future, we might not be able to modify or adapt our own solutions.
We may be subject to legal proceedings and litigation, including intellectual property, privacy and medical malpractice disputes, which are costly to defend and could materially harm our business and results of operations.
We may be party to lawsuits and legal proceedings in the normal course of business. These matters are often expensive and disruptive to normal business operations. We may face allegations, lawsuits and regulatory inquiries, audits and investigations regarding data privacy, security, labor and employment, consumer protection and intellectual property infringement, including claims related to privacy, patents, publicity, trademarks, copyrights and other rights. We may also face allegations or litigation related to our acquisitions, securities issuances or business practices, including public disclosures about our business. Litigation and regulatory proceedings may be protracted and expensive, and the results are difficult to predict. Certain of these matters may include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our services or require us to stop serving certain members or geographies, all of which could negatively impact our geographic expansion and revenue growth. We may also become subject to periodic audits, which would likely increase our regulatory compliance costs and may require us to change our business practices, which could negatively impact our revenue growth. Managing legal proceedings, litigation and audits, even if we achieve favorable outcomes, is time-consuming and diverts management’s attention from our business.
The results of regulatory proceedings, litigation, claims, and audits cannot be predicted with certainty, and determining reserves for pending litigation and other legal, regulatory and audit matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our reputation, business, financial condition, results of operations and the market price of our Class A common stock.

We also may be subject to lawsuits under the FCA and comparable state laws for submitting allegedly fraudulent or otherwise inappropriate bills for services to the Medicare and Medicaid programs. These lawsuits, which may be initiated by government authorities as well as private party relators, can involve significant monetary damages, fines, attorney fees and the award of bounties to private plaintiffs who successfully bring these suits, as well as to the government programs. In recent years, government oversight and law enforcement have become increasingly active and aggressive in investigating and taking legal action against potential fraud and abuse.
Furthermore, our business exposes us to potential medical malpractice, professional negligence or other related actions or claims that are inherent in the provision of healthcare services. These claims, with or without merit, could cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business, harm our reputation and adversely affect our ability to attract and retain members, any of which could have a material adverse effect on our business, financial condition and results of operations.
Although we maintain third-party directors’ and officers’ professional liability insurance coverage, it is possible that claims against us may exceed the coverage limits of our insurance policies. Even if any professional liability loss is covered by an insurance policy, these policies typically have substantial deductibles for which we are responsible. Professional liability claims in excess of applicable insurance coverage could have a material adverse effect on our business, financial condition and results of operations. In addition, any professional liability claim brought against us, with or without merit, could result in an increase of our professional liability insurance premiums. Insurance coverage varies in cost and can be difficult to obtain, and we cannot guarantee that we will be able to obtain insurance coverage in the future on terms acceptable to us or at all. If our costs of insurance and claims increase, then our earnings could decline.
Risks Related to Our Indebtedness
Our existing indebtedness could adversely affect our business and growth prospects.
Our existing indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.
Our current and future levels of indebtedness and the cash flow needed to satisfy our debt have important consequences, including:

•
limiting funds otherwise available for financing our working capital, capital expenditures, acquisitions, investments and other general corporate purposes by requiring us to dedicate a portion of our cash flows from operations to the repayment of debt and the interest on this debt;

•	making it more difficult for us to satisfy our obligations with respect to our debt;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	exposing us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete; and

•	making us more vulnerable in the event of a downturn in our business.
Our level of indebtedness may place us at a competitive disadvantage to our competitors that are not as highly leveraged. Fluctuations in interest rates can increase borrowing costs. Increases in interest rates may directly impact the amount of interest we are required to pay and reduce earnings accordingly. In addition, developments in tax policy, such as the disallowance of tax deductions for interest paid on outstanding indebtedness, could have an adverse effect on our liquidity and our business, financial conditions and results of operations.
Substantially all of our indebtedness is floating rate debt. As a result, an increase in interest rates generally would adversely affect our profitability. We may enter into pay-fixed
interest rate swaps to limit our exposure to changes in floating interest rates. Such instruments may result in economic losses should interest rates decline to a point lower than our fixed rate commitments. We would be exposed to credit-related losses, which could impact the results of operations in the event of fluctuations in the fair value of the interest rate swaps due to a change in the credit worthiness or non-performance
by the counterparties to the interest rate swaps.
We will be able to incur substantial additional indebtedness in the future. Although the agreements governing our existing indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to several significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial.
We expect to use cash flow from operations to meet current and future financial obligations, including funding our operations, debt service requirements and capital expenditures. The ability to make these payments depends on our financial and operating performance, which is subject to prevailing economic, industry and competitive conditions and to certain financial, business, economic and other factors beyond our control.
We may not be able to generate sufficient cash flow to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful.
Our ability to make scheduled payments or to refinance outstanding debt obligations depends on our financial and operating performance, which will be affected by prevailing economic, industry and competitive conditions and by financial, business and other factors beyond our control. We may not be able to maintain a sufficient level of cash flow from operating activities to permit us to pay the principal, premium, if any, and interest on our indebtedness. Any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in penalties or defaults, which would also harm our ability to incur additional indebtedness.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or seek to restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service obligations. If we cannot meet our debt service obligations, the holders of our indebtedness may accelerate such indebtedness, terminate their commitments to make additional loans, cease to making further loans, and, to the extent such indebtedness is secured, foreclose on our assets and we could be forced into bankruptcy or liquidation. In such an event, we may not have sufficient assets to repay all of our indebtedness.

We may be unable to refinance our indebtedness.
We may need to refinance all or a portion of our indebtedness before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. There can be no assurance that we will be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms, or at all.
The terms of the Credit Agreement and the Bridge Loan Agreement, restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
The Credit Agreement and the Bridge Loan Agreement contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including restrictions on our ability to:

•	incur or guarantee additional indebtedness;

•	incur liens;

•	pay dividends and distributions on, or redeem, repurchase or retire our capital stock;

•	make investments, acquisitions, loans, or advances;

•	engage in mergers, consolidations, liquidations or dissolutions;

•	sell, transfer or otherwise dispose of assets, including capital stock of subsidiaries;

•	engage in certain transactions with affiliates;

•	change of the nature of our business;

•	prepay, redeem or repurchase certain indebtedness; and

•	designate restricted subsidiaries as unrestricted subsidiaries.
Under certain circumstances, the restrictive covenants in the Credit Agreement require us to satisfy certain financial maintenance tests. Our ability to satisfy those tests can be affected by events beyond our control.
As a result of the restrictions described above, we will be limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.

A breach of the covenants or restrictions under the Credit Agreement or the Bridge Loan Agreement could result in an event of default under such document. Such a default may allow the creditors to accelerate the related debt, which may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In the event the holders of our indebtedness accelerate the repayment, we may not have sufficient assets to repay that indebtedness or be able to borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms acceptable to us. As a result of these restrictions, we may be:

•	limited in how we conduct our business;

•	unable to raise additional debt or equity financing to operate during general economic or business downturns; or

•	unable to compete effectively or to take advantage of new business opportunities.
These restrictions, along with restrictions that may be contained in agreements evidencing or governing other future indebtedness, may affect our ability to grow in accordance with our growth strategy.
Any future credit facilities or debt instruments we may issue will likely contain similar, or potentially more expansive, events of default as compared to those set forth in the terms of our Credit Agreement, including those breaches or defaults with respect to any of our other outstanding debt instruments. The credit facilities under our Credit Agreement are secured by a pledge of substantially all of our assets and any indebtedness we incur in the future may also be so secured.
We will be required to raise additional capital or generate cash flows to execute on our growth strategy, expand our operations and invest in new technologies in the future and our failure to do so could reduce our ability to compete successfully and harm our results of operations.
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, expand our services in new geographic locations, build additional de novo medical centers and execute our accretive acquisition strategy. We will need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms or at all. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests. If we engage in additional debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, the covenants in our Credit Agreement may limit our ability to obtain additional debt, and any failure to adhere to these covenants could result in penalties or defaults that could further restrict our liquidity or limit our ability to obtain financing. If we need additional capital and cannot raise it on acceptable terms, or at all, we may not be able to, among other things:

•	develop and enhance our member services;

•	continue to expand our organization;

•	hire, train and retain employees;

•	respond to competitive pressures or unanticipated working capital requirements; or

•	pursue acquisition opportunities.

A decline in our operating results or available cash could cause us to experience difficulties in complying with covenants contained in our Credit Agreement, which could result in our bankruptcy or liquidation.
If we were to sustain a decline in our operating results or available cash, we could experience difficulties in complying with the financial covenants contained in our Credit Agreement. The failure to comply with such covenants could result in an event of default under our Credit Agreement and by reason of cross-acceleration or cross-default provisions, other indebtedness may then become immediately due and payable. In addition, should an event of default occur, the lenders under our Credit Agreement could elect to terminate their commitments thereunder, cease making loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to obtain waivers from the required lenders under our warehouse facilities or lines of credit to avoid being in default. If we breach our covenants under our Credit Agreement and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our Credit Agreement, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.
Risks Related to Our Class A Common Stock and Being a Public Company
Intandem has significant influence over us, and their interests may conflict with ours or yours.
For so long as the investment entities affiliated with InTandem (the “Lead Investor”) continue to own a significant percentage of our stock, the Lead Investors will be able to significantly influence the composition of our board and the approval of actions requiring shareholder approval. Accordingly, for such period of time, the Lead Investors will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amending our Certificate of Incorporation and Bylaws, which govern the rights attached to our Class A common stock. In particular, for so long as the Lead Investors continue to own a significant percentage of our stock, the Lead Investors will be able to cause or prevent a change of control of us or a change in the composition of our board and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of us and ultimately might affect the market price of our Class A common stock.
The Lead Investor and its affiliates engage in a broad spectrum of activities, including investments in the healthcare industry generally. In the ordinary course of their business activities, the Lead Investors and its affiliates may engage in activities where their interests conflict with our interests or those of our other shareholders, such as investing in or advising businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. In addition, the Lead Investors may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you.
The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company.”
As a public company, we will incur legal, accounting and other expenses that we did not previously incur. We are subject to the reporting requirements of the Exchange Act if Seller were, and the Sarbanes-Oxley Act, the listing requirements of the NYSE and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires that we file annual, quarterly and current reports with respect to our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert our management’s attention from implementing our growth strategy, which could prevent us from improving our business, financial condition and results of operations. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. These additional obligations could have a material adverse effect on our business, financial condition and results of operations.
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of our management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and there could be a material adverse effect on our business, financial condition and results of operations.
Our management team has limited experience managing a public company.
Most members of our management team have limited or no experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage us as a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day
management of our business, which could adversely affect our business, results of operations and financial condition.
Our independent registered public accountants have identified a number of material weaknesses in our internal control over financial reporting. If we are unable to remediate the material weaknesses, or if other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner.
Our independent registered public accountants have identified a number of material weaknesses in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
The material weaknesses that were identified were as follows:

•
We failed to establish controls to ensure the completeness and accuracy of information used to estimate and record certain accruals or make other closing adjustments in the financial statement close process.

•
We failed in the process of accounting for business combinations related to the design and operation of controls to record and measure the identifiable assets acquired, the liabilities assumed and any non-controlling
interests recognized as part of a business combination.

•
JAWS failed in the process of accounting for a significant and unusual transaction related to the warrants it issued in connection with its IPO in May 2020, which resulted in a material misstatement of our warrant liabilities, transaction costs, change in fair value of warrant liabilities, additional paid-in
capital, accumulated deficit and related financial disclosures for the year ended December 31, 2020 and unaudited quarterly financial information as of and for the three and six months ended June 30, 2020 and three and nine months ended September 30, 2020.

•
Furthermore, we did not have a sufficient complement of personnel with an appropriate level of knowledge, experience, and oversight commensurate with their financial reporting requirements to ensure proper selection and application of GAAP.

We have begun to take steps to remediate the material weaknesses, and to further strengthen our accounting staff and internal controls, by temporarily engaging external accounting and risk and control experts with the appropriate knowledge to supplement our internal resources. We plan to take additional steps to remediate the material weaknesses and improve our accounting function, including:

•	hiring additional senior level and staff accountants to support the timely completion of financial close procedures and provide additional needed technical expertise; and

•
in the interim, continuing to engage third parties as required to assist with technical accounting, application of new accounting standards, tax matters and valuations and the technical accounting associated with business combinations resulting from potential future acquisitions.

•
implementing enhanced documentation of policies and procedures, along with allocating resources dedicated to training and monitoring these policies and procedures and recruiting personnel with appropriate levels of skills commensurate with their roles.

While we believe that these efforts will improve our internal control over financial reporting, the implementation of these procedures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. We cannot be certain that these measures will successfully remediate the material weaknesses or that other material weaknesses and control deficiencies will not be discovered in the future. If our efforts are not successful or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately on a timely basis or help prevent fraud, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the market price of our shares to decline.
As a result of becoming a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting in order to comply with Section 404 of the Sarbanes-Oxley Act. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in us and, as a result, the value of our Class A common stock. In addition, because of our status as an emerging growth company, you will not be able to depend on any attestation from our independent registered public accountants as to our internal control over financial reporting.
We will be required by Section 404 of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in our second annual report following the completion of the Business Combination. The process of designing and implementing internal control over financial reporting required to comply with this requirement will be time-consuming, costly and complicated. If during the evaluation and testing process we identify one or more other material weaknesses in our internal control over financial reporting or determine that existing material weaknesses have not been remediated, our management will be unable to assert that our internal control over financial reporting is effective. See “Our independent registered public accountants have identified a number of material weaknesses in our internal control over financial reporting. If we are unable to remediate the material weaknesses, or if other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner.” In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.
Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed. However, our independent registered public accounting firm will not be required to attest formally to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the filing of our second annual report following the completion of the Business Combination or the date we are no longer an “emerging growth company,” as defined in the JOBS Act. Accordingly, you will not be able to depend on any attestation concerning our internal control over financial reporting from our independent registered public accountants.
We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting, and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and cash flows.
We are an “emerging growth company” and we expect to elect to comply with reduced public company reporting requirements, which could make our Class A common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we are eligible for certain exemptions from various public company reporting requirements. These exemptions include, but are not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements, (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved, (iv) not being required to provide audited financial statements for certain periods and (v) an extended transition period to comply with new or revised accounting standards applicable to public companies. We could be an emerging growth company for up to five years after the first sale of our Class A common stock pursuant to an effective registration statement under the Securities Act. If, however, certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenue exceeds $1.07 billion or we issue more than $1.0 billion of non-convertible
debt securities in any three-year period, we would cease to be an emerging growth company prior to the end of such five-year period. In addition, for so long as we are an “emerging growth company,” we will choose to take advantage of the extended transition period to comply with new or revised accounting standards applicable to public companies. As a result, for so long as we are an “emerging growth company,” the information that we provide to holders of our Class A common stock may be different than you might receive from other public reporting companies in which you hold equity interests. We cannot predict if investors will find our Class A common stock less attractive as a result of reliance on these exemptions. If some investors find our Class A common stock less attractive as a result of any choice we make to reduce disclosure, there may be a less active trading market for our Class A common stock and the market price for our Class A common stock may be more volatile.

It is currently anticipated that we may lose our “emerging growth company” status as of the end of the year ending December 31, 2021. After we lose our “emerging growth company” status, we will incur legal, accounting and other expenses that we did not previously incur.
Provisions of our organizational documents could make an acquisition of us more difficult and may prevent attempts by our shareholders to replace or remove our current management, even if beneficial to our shareholders.
Our Certificate of Incorporation and Bylaws and the Delaware General Corporation Law (the “DGCL”), contain provisions that could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our shareholders. Among other things, these provisions:

•
allow us to authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without shareholder approval, and which may include supermajority voting, special approval, dividend, or other rights or preferences superior to the rights of shareholders;

•	provide for a classified board of directors with staggered three-year terms;

•
provide that any amendment, alteration, rescission or repeal of our bylaws or certain provisions of our Certificate of Incorporation by our shareholders will require the affirmative vote of the holders of a majority of at least two-thirds
(2/3) of the outstanding shares of capital stock entitled to vote thereon as a class; and

•	establish advance notice requirements for nominations for elections to our board or for proposing matters that can be acted upon by shareholders at shareholder meetings.
These provisions could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors of your choosing and cause us to take other corporate actions you desire, including actions that you may deem advantageous, or negatively affect the trading price of our Class A common stock. In addition, because our board is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our shareholders to replace current members of our management team.
These and other provisions in our Certificate of Incorporation and Bylaws and Delaware law could make it more difficult for shareholders or potential acquirers to obtain control of our board or initiate actions that are opposed by our then-current board, including delay or impede a merger, tender offer or proxy contest involving our company. The existence of these provisions could negatively affect the price of our Class A common stock and limit opportunities for you to realize value in a corporate transaction. For information regarding these and other provisions, see “Description of Capital Stock.”
Our bylaws designate the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us.
Pursuant to our bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our shareholders, (3) any action asserting a claim against us arising pursuant to any provision of the DGCL, our Certificate of Incorporation or our Bylaws, (4) any action to interpret, apply, enforce or determine the validity of our Certificate of Incorporation or our Bylaws, (5) any action or proceeding as to which the DGCL confers jurisdiction to the Court of Chancery of the State of Delaware or (6) any other action asserting a claim against us that is governed by the internal affairs doctrine. The forgoing provisions will not apply to any claims arising under the Exchange Act or the Securities Act and, unless the Corporation consents in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the sole and exclusive forum for resolving any action asserting a claim arising under the Securities Act.
This choice of forum provision in our bylaws may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find these types of provisions to be inapplicable or unenforceable, and if a court were to find the choice of forum provision contained in the bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.
An active, liquid trading market for our Class A common stock may not be sustained, which may make it difficult to sell the shares of our Class A common stock you purchase.
An active trading market for our Class A common stock may not be sustained which would make it difficult for you to sell your shares of our Class A common stock at an attractive price (or at all). A public trading market having the desirable characteristics of depth, liquidity, and orderliness depends upon the existence of willing buyers and sellers at any given time, and its existence is dependent upon the individual decisions of buyers and sellers over which neither we nor any market maker has control. The failure of an active and liquid trading market to develop and continue would likely have a material adverse effect on the value of our Class A common stock. The market price of our Class A common stock may decline below your purchase price, and you may not be able to sell your shares of our Class A common stock at or above the price you paid for such shares (or at all).
Our operating results and stock price may be volatile.
Our quarterly operating results are likely to fluctuate in the future. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. Our operating results and the trading price of our shares may fluctuate in response to various factors, including:

•	market conditions in our industry or the broader stock market;

•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	sales, or anticipated sales, of large blocks of our stock;

•	additions or departures of key personnel;

•	regulatory, legislative or political developments;

•	litigation and governmental investigations;

•	changing economic conditions;

•	investors’ perception of us;

•	events beyond our control such as weather and war; and

•	any default on our indebtedness.
These and other factors, many of which are beyond our control, may cause our operating results and the market price and demand for our shares to fluctuate substantially. Fluctuations in our quarterly operating results could limit or prevent investors from readily selling their shares and may otherwise negatively affect the market price and liquidity of our shares. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our shareholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.
Because we have no current plans to pay regular cash dividends on our Class A common stock, you may not receive any return on investment unless you sell your Class A common stock for a price greater than that which you paid for it.
We do not anticipate paying any regular cash dividends on our Class A common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board may deem relevant. In addition, our ability to pay dividends is currently restricted by the Credit Agreement and may in the future be limited by covenants of existing and any future outstanding indebtedness we or our subsidiaries incur. Therefore, any return on investment in our Class A common stock is solely dependent upon the appreciation of the price of our Class A common stock on the open market, which may not occur.
If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our shares or if our results of operations do not meet their expectations, our stock price and trading volume could decline.
The trading market for our shares will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our stock price could decline.
We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our Class A common stock, which could depress the price of our Class A common stock.
Our Certificate of Incorporation will authorize us to issue one or more series of preferred stock. Our board will have the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our shareholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our Class A common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our Class A common stock at a premium to the market price, and materially adversely affect the market price and the voting and other rights of the holders of our Class A common stock.
Risks Related to Our Organizational Structure
We are a holding company and our only material asset is our interest in PCIH, and accordingly we are dependent upon distributions made by our subsidiaries to pay taxes, make payments under the Tax Receivable Agreement and pay dividends.
We are a holding company with no material assets other than our ownership of the PCIH Common Units and our managing member interest in PCIH. As a result, we have no independent means of generating revenue or cash flow. Our ability to pay taxes, make payments under the Tax Receivable Agreement and pay dividends will depend on the financial results and cash flows of PCIH and the distributions we receive from PCIH. Deterioration in the financial condition, earnings or cash flow of PCIH for any reason could limit or impair PCIH’s ability to pay such distributions. Additionally, to the extent that we need funds and PCIH are restricted from making such distributions under applicable law or regulation or under the terms of any financing arrangements, or PCIH is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.
PCIH will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to holders of PCIH Common Units. Accordingly, we will be required to pay income taxes on our allocable share of any net taxable income of PCIH. Under the terms of the Second Amended and Restated Limited Liability Company Agreement, PCIH is obligated to make tax distributions to holders of PCIH Common Units (including the Company) calculated at certain assumed tax rates. In addition to income taxes, we will also incur expenses related to our operations, including payment obligations under the Tax Receivable Agreement, which could be significant, and some of which will be reimbursed by PCIH (excluding payment obligations under the Tax Receivable Agreement). We intend to cause PCIH to make ordinary distributions and tax distributions to holders of PCIH Common Units on a pro rata basis in amounts sufficient to cover all applicable taxes, relevant operating expenses, payments under the Tax Receivable Agreement and dividends, if any, declared by us. However, as discussed below, PCIH’s ability to make such distributions may be subject to various limitations and restrictions including, but not limited to, retention of amounts necessary to satisfy the obligations of PCIH and restrictions on distributions that would violate any applicable restrictions contained in PCIH’s debt agreements, or any applicable law, or that would have the effect of rendering PCIH insolvent. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments under the Tax Receivable Agreement, which could be substantial.
Additionally, although PCIH generally will not be subject to any entity-level U.S. federal income tax, it may be liable for adjustments to its tax return, absent an election to the contrary, arising out of audits of its tax returns for 2018 and subsequent years. In the event PCIH’s calculations of taxable income are incorrect, PCIH and/or its members, including us, in later years may be subject to material liabilities.
We anticipate that the distributions we will receive from PCIH may, in certain periods, exceed our actual tax liabilities and obligations to make payments under the Tax Receivable Agreement. Our Board, in its sole discretion, may make any determination from time to time with respect to the use of any such excess cash so accumulated, which may include, among other uses, to pay dividends on our Class A common stock. We have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders.

Dividends on our Class A common stock, if any, will be paid at the discretion of the our Board, which will consider, among other things, our available cash, available borrowings and other funds legally available therefor, taking into account the retention of any amounts necessary to satisfy our obligations that will not be reimbursed by PCIH, including taxes and amounts payable under the Tax Receivable Agreement and any restrictions in then applicable bank financing agreements. Financing arrangements may include restrictive covenants that restrict our ability to pay dividends or make other distributions to its stockholders. In addition, PCIH is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of PCIH (with certain exceptions) exceed the fair value of its assets. PCIH’s subsidiaries are generally subject to similar legal limitations on their ability to make distributions to PCIH. If PCIH does not have sufficient funds to make distributions, our ability to declare and pay cash dividends may also be restricted or impaired.
Pursuant to the Tax Receivable Agreement, we generally will be required to pay each person from time to time that becomes a “TRA Party” under the Tax Receivable Agreement, 85% of the tax savings, if any, that we are deemed to realize in certain circumstances as a result of certain tax attributes that existed following the Business Combination and that are created thereafter, including as a result of payments made under the Tax Receivable Agreement, and to the extent payments are made to Seller and to each other person that becomes a “TRA Party” to the agreement, we generally will be required to pay to the Sponsor, and to each other person from time to time that becomes a “Sponsor Party” under the Tax Receivable Agreement such Sponsor Party’ proportionate share of, an amount equal to such payments multiplied by a fraction with the numerator 0.15 and the denominator 0.85, and those payments may be substantial.
We entered into the Tax Receivable Agreement, which generally provides for the payment by it to PCIH, and to each other person from time to time that becomes a “TRA Party” under the Tax Receivable Agreement, of 85% of the tax savings, if any, that we are deemed to realize in certain circumstances as a result of certain tax attributes that existed following the Business Combination and that are created thereafter, including as a result of payments made under the Tax Receivable Agreement. To the extent payments are made pursuant to the Tax Receivable Agreement, we generally will be required to pay to the Sponsor, and to each other person from time to time that becomes a “Sponsor Party” under the Tax Receivable Agreement such Sponsor Party’s proportionate share of, an amount equal to such payments multiplied by a fraction with the numerator 0.15 and the denominator 0.85. The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired unless we exercise our right to terminate the Tax Receivable Agreement for an amount representing the present value of anticipated future tax benefits under the Tax Receivable Agreement or certain other acceleration events occur. We have recorded an estimated tax receivable liability of $32.4 million assuming (1) $466.5 million of cash paid to historical owners of PCIH, (2) a share price equal to $10.00 per share, (3) a constant federal income tax rate of 21.0% and a state tax rate of 3.4%, (4) no material changes in tax law, (5) the ability to utilize tax attributes and (6) future tax receivable agreement payments. These amounts are estimates and have been prepared for informational purposes only. However, due to the uncertainty of various factors, including: (1) a constant federal income tax rate of 21.0% and a state tax rate of 3.4%, (2) no material changes in tax law and (3) the ability to utilize tax attributes, the likely tax savings we will realize and the resulting amounts we are likely to pay pursuant to the Tax Receivable Agreement are uncertain. If the Seller were to exchange their PCIH equity interests for our Class A common stock, we would recognize a liability of approximately $1,143.3 million. These payments are our obligation and not of PCIH. The actual increase in our allocable share of PCIH’s tax basis in its assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the market price of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of the recognition of our income. While many of the factors that will determine the amount of payments that we will make under the Tax Receivable Agreement are outside of our control, we expect that the payments we will make under the Tax Receivable Agreement will be substantial and could have a material adverse effect on our financial condition. Any payments made by us under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid; however, nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement, as further described below. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make it a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the Tax Receivable Agreement.

In addition, by reason of the payments made to the Sponsor, we are not expected to retain any of the tax benefits stemming from events that gave rise to payments under the Tax Receivable Agreement.
In certain cases, payments under the Tax Receivable Agreement may exceed the actual tax benefits we realize or be accelerated.
Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, and the Internal Revenue Service or another taxing authority may challenge all or any part of the tax basis increases, as well as other tax positions that we take, and a court may sustain such a challenge. In the event that any tax benefits initially claimed by us are disallowed, the Seller and the exchanging holders will not be required to reimburse us for any excess payments that may previously have been made under the Tax Receivable Agreement, for example, due to adjustments resulting from examinations by taxing authorities. Rather, excess payments made to such holders will be netted against any future cash payments otherwise required to be made by us, if any, after the determination of such excess. However, a challenge to any tax benefits initially claimed by us may not arise for a number of years following the initial time of such payment or, even if challenged early, such excess cash payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement and, as a result, there might not be future cash payments against which to net. As a result, in certain circumstances, we could make payments under the Tax Receivable Agreement in excess of our actual income or franchise tax savings, which could materially impair our financial condition.
Moreover, the Tax Receivable Agreement provides that, in the event that (i) we exercise our early termination rights under the Tax Receivable Agreement, (ii) certain changes of control of Cano Health, Inc. occur (as described in the Tax Receivable Agreement), or (iii) we breach any of our material obligations under the Tax Receivable Agreement, our obligations under the Tax Receivable Agreement will accelerate and we will be required to make a lump-sum
cash payment to certain parties to the agreement, the Sponsor and/or other applicable parties to the Tax Receivable Agreement equal to the present value of all forecasted future payments that would have otherwise been made under the Tax Receivable Agreement, which lump-sum
payment would be based on certain assumptions, including those relating to our future taxable income. The lump-sum
payment could be substantial and could exceed the actual tax benefits that we realize subsequent to such payment because such payment would be calculated assuming, among other things, that we would have certain tax benefits available to it and that we would be able to use the potential tax benefits in future years.
There may be a material negative effect on our liquidity if the payments under the Tax Receivable Agreement exceed the actual income or franchise tax savings that we realize. Furthermore, our obligations to make payments under the Tax Receivable Agreement could also have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control.
These estimates and assumptions are also subject to various factors beyond our control, including, for example, changes in customer demand, increased costs in our supply chain, increased labor costs, changes in the regulatory environment, the adoption of future legislation, particularly with respect to Medicare, changes in regulations, the impact of global health crises (including the
COVID-19
pandemic and
COVID-19
variants) and changes in our executive team. There can be no assurance that the prospective results will be realized or that actual results will not be significantly higher or lower than estimated. Notably, our financial projections reflect assumptions regarding contracts that are currently under negotiation with, as well as indications of interest from, potential customers, members, acquisition targets and strategic partners who may withdraw at any time. Accordingly, our future financial condition and results of operations may differ materially from our projections. Our failure to achieve our projected results could also harm the trading price of our Class A common stock and our financial position.

Delaware law, our Certificate of Incorporation and our Bylaws contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
Delaware law, our Certificate of Incorporation and our Bylaws contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our Board and therefore depress the trading price of our Class A common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our Board or taking other corporate actions, including effecting changes in management. Among other things, our Certificate of Incorporation and Bylaws include provisions regarding:

•	a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our Board;

•
the ability of our Board to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	the limitation of the liability of, and the indemnification of, our directors and officers;

•
the right of our Board to elect a director to fill a vacancy created by the expansion of our Board or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our Board;

•	the requirement that directors may only be removed from our Board for cause;

•
the requirement that a special meeting of stockholders may be called only by a majority of our directors, whether not there exists any vacancies or unfilled seats, which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;

•	controlling the procedures for the conduct and scheduling of our Board and stockholder meetings;

•
the requirement for the affirmative vote of holders of (i) (a) at least
66-2/3%,
in case of certain provisions, or (b) a majority, in case of other provisions, of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend, alter, change or repeal certain provisions of our Certificate of Incorporation, and (ii) (a) at least
66-2/3%,
in case of certain provisions, or (b) a majority, in case of other provisions, of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend, alter, change or repeal certain provisions of our Bylaws, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our Board and also may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;

•
the ability of our Board to amend the Bylaws, which may allow our Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the Bylaws to facilitate an unsolicited takeover attempt; and

•
advance notice procedures with which stockholders must comply to nominate candidates to our Board or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our Board and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our Board or management.
Any provision of our Certificate of Incorporation, our Bylaws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for stockholders to receive a premium for their shares of our Class A common stock and could also affect the price that some investors are willing to pay for our Class A common stock.
Our Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
Our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, (i) any derivative action or proceeding brought on behalf of the Company; (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee, agent or stockholder of the Company to the Company or the Company’s stockholders, or any claim for aiding and abetting such alleged breach; (iii) any action asserting a claim against the Company or any current or former director, officer, other employee, agent or stockholder of the Company (a) arising pursuant to any provision of the DGCL, our Certificate of Incorporation (as it may be amended or restated) or our Bylaws or (b) as to which the DGCL confers jurisdiction on the Delaware Court of Chancery; or (iv) any action asserting a claim against the Company or any current or former director, officer, other employee, agent or stockholder of the Company governed by the internal affairs doctrine of the law of the State of Delaware shall, as to any action in the foregoing clauses (i) through (iv), to the fullest extent permitted by law, be solely and exclusively brought in the Delaware Court of Chancery; provided, however, that the foregoing shall not apply to any claim (a) as to which the Delaware Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Delaware Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (b) which is vested in the exclusive jurisdiction of a court or forum other than the Delaware Court of Chancery, or (c) arising under federal securities laws, including the Securities Act as to which the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum. Notwithstanding the foregoing, the provisions of Article XII of our Certificate of Incorporation will not apply to suits brought to enforce any liability or duty created by the Exchange Act, or any other claim for which the federal district courts of the United States of America shall be the sole and exclusive forum.
Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our Certificate of Incorporation. If any action the subject matter of which is within the scope of the forum provisions is filed in a court other than a court located within the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”); and (y) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.
This
choice-of-forum
provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, stockholders, agents or other employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our Certificate of Incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Our business and operations could be negatively affected if we become subject to any securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategy and impact our stock price.
In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of our Class A common stock or other reasons may in the future cause it to become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and board of directors’ attention and resources from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
PIPE Financing
Concurrently with the execution of the Business Combination Agreement, Jaws entered into Subscription Agreements with certain investors. Pursuant to the Subscription Agreements, such investors agreed to subscribe for and purchase, and Jaws agreed to issue and sell to such investors, immediately prior to the Closing, an aggregate amount of 80.0 million shares of Jaws’ Class A ordinary shares for a purchase price of $10.00 per share, for aggregate gross proceeds of $800.0 million.
The Company issued the foregoing securities under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act, as a transaction not requiring registration under Section 5 of the Securities Act. The parties receiving the securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution, and appropriate restrictive legends were affixed to the certificates representing the securities (or reflected in restricted book entry with the Company’s transfer agent). The parties also had adequate access, through business or other relationships, to information about the Company.
Closing of University Acquisition
In connection with the Company’s purchase of all the assets of the University, the Company issued 4,055,698 Class A common stock to the sellers as partial consideration. These shares were not registered under the Securities Act in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act.
Recent Purchases of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
Exhibits required by Item 601 of
Regulation S-K
are filed herewith or incorporated herein by reference and are listed in the following Exhibit Index:
Exhibit Index

Exhibit Number	Description

2.1	Amendment to Business Combination Agreement, dated as of May 28, 2021, by and among Jaws Acquisition Corp., Jaws Merger Sub, LLC, Primary Care (ITC) Intermediate Holdings, LLC and Primary Care (ITC) Intermediate Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 28, 2021).

2.2	Purchase Agreement by and Among University Pharmacy, Inc., Each of the Sellers, Each of the Beneficial Owners, Cano Health, Inc., Cano Health, LLC, Margarita Quevedo, as Sellers’ Representative, and Solely with Respect to Section 6.4, Michael Qeuvedo Dated June 11, 2021 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 14, 2021).

3.1	Certificate of Incorporation of Cano Health, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 9, 2021).

3.2	By-laws of Cano Health, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 9, 2021).

4.1	Warrant Agreement, dated May 18, 2020, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 of the of the Company’s Current Report on Form 8-K, filed with the SEC on May 19, 2020).

10.1	Investor Agreement, dated as of June 3, 2021, by and among Cano Health, Inc., Primary Care (ITC) Holdings, LLC and the investors parties (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 9, 2021).

10.2	Form of Lock-Up Agreement by and between Cano Health, Inc. and the holders parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 9, 2021).

10.3	Tax Receivable Agreement, as of June 3, 2021 by and among Cano Health, Inc. and the parties thereto (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed on June 25, 2021).

10.4+	Cano Health, Inc. 2021 Stock Option and Incentive Plan (incorporated by reference to Annex L to the Company’s Proxy Statement/Prospectus filed on May 7, 2021).

10.5+	Forms of Award Agreements under the Cano Health, Inc. 2021 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 9, 2021).

10.6+	Cano Health, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Annex K to the Company’s Proxy Statement/Prospectus filed on May 7, 2021).

10.7+	Employment Agreement, by and between Cano Health, LLC and Dr. Marlow Hernandez (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on June 9, 2021).

10.8+	Employment Agreement, by and between Cano Health, LLC and Dr. Richard Aguilar (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on June 9, 2021).

10.9+	Amended and Restated Employment Agreement, by and between Cano Health, LLC and David Armstrong (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on June 9, 2021).

10.10+	Amended and Restated Employment Agreement, dated April 5, 2021, by and between Cano Health, LLC and Brian D. Koppy (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on June 9, 2021).

10.11+	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on June 9, 2021).

10.12	Credit Agreement, dated November 23, 2020, by and among Cano Health, LLC, Primary Care (ITC) Intermediate Holdings, LLC and the lenders party thereto, as amended on December 21, 2020, as further amended on March 6, 2021 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4/A filed on April 2, 2021). Credit Agreement, dated November 23, 2020, by and among Cano Health, LLC, Primary Care (ITC) Intermediate Holdings, LLC and the lenders party thereto, as amended on December 21, 2020, as further amended on March 6, 2021 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4/A filed on April 2, 2021).

10.13	Third Amendment and Incremental Facility Amendment to Credit Agreement, dated June 11, 2021, by and among Cano Health, LLC, Primary Care (ITC) Intermediate Holding, LLC and Credit Suisse AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed on June 25, 2021).

10.14*	Third Amendment and Incremental Facility Amendment to Credit Agreement, dated June 29, 2021, by and among Cano Health, LLC, Primary Care (ITC) Intermediate Holdings, LLC, Credit Suisse AG, Cayman Islands Branch and the other lenders party thereto.

10.15*	Bridge Loan Agreement, dated July 2, 2021, by and among Cano Health, LLC, Primary Care (ITC) Intermediate Holdings, LLC, Credit Suisse AG, Cayman Islands Branch and the lenders from time to time party thereto.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

*	Filed herewith.
**	Furnished herewith.
+	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 16, 2021	By:	/s/ Dr. Marlow Hernandez	Chief Executive Officer
		Marlow Hernandez	(Principal Executive Officer)

August 16, 2021	By:	/s/ Brian D. Koppy	Chief Financial Officer
		Brian D. Koppy	(Principal Financial Officer)

August 16, 2021	By:	/s/ Mark Novell	Chief Accounting Officer
		Mark Novell	(Principal Accounting Officer)