Form 10-Q
period 2021-09-30
Cano Health, Inc.
filed 2021-11-10
CIK 1800682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to
__________________________________________
Cano Health, Inc.
(Exact name of registrant as specified in its charter)
__________________________________________
Commission File Number: 001-39289

Delaware
(State or other jurisdiction of incorporation or organization)

9725 NW 117th Avenue, Suite #200, Miami, FL
(Address of principal executive offices)

98-1524224
(IRS Employer Identification No.)

33178
(Zip Code)
(855) 226-6633
(Registrant's telephone number, including area code)
_____________________________________________________________________________________________
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
Non-accelerated filer     ☒
Accelerated filer         ☐
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

As of November 8, 2021 the registrant had 180,410,977 shares of Class A common stock outstanding and 299,575,289 shares of Class B common stock outstanding.

Table of Contents

Page
PART I FINANCIAL INFORMATION
Cautionary Note Regarding Forward-Looking Statements and Summary Risk Factors	2
Item 1. Financial Statements (Unaudited)	6
Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	6
Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2021 and September 30, 2020	8
Condensed Consolidated Statements of Stockholders' Equity / Members' Capital for the Three and Nine Months ended September 30, 2021 and September 30, 2020	10
Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2021 and September 30, 2020	13
Notes to Interim Condensed Consolidated Financial Statements	15
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	59
Item 3. Quantitative and Qualitative Disclosures About Market Risk	81
Item 4. Controls and Procedures	82
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	84
Item 1A. Risk Factors	84
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	132
Item 3. Default Upon Senior Securities	132
Item 4. Mine Safety Disclosures	132
Item 5. Other Information	132
Item 6. Exhibits	132
SIGNATURES	134

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

•the benefits of the Business Combination (as defined herein) and the acquisitions described in this Quarterly Report on Form 10-Q;

•our financial and business performance;
•changes in our strategy, future operations, financial position, estimated revenues, forecasts, projected costs, prospects and plans;
•changes in applicable laws or regulations, including with respect to health plans and payors and our relationships with such plans and payors, and provisions that impact Medicare and Medicaid programs;
•our ability to realize expected results with respect to patient membership, revenue and earnings;
•our ability to grow market share in existing markets or enter into new markets and success of acquisitions;
•the risk that we may not be able to procure sufficient space as we continue to grow and open additional medical centers;
•our predictions about need for our wellness centers after the coronavirus disease 2019, or COVID-19 pandemic, including the attractiveness of our offerings and member retention rates;
•competition in our industry, the advantages of our products and technology over competing products and technology existing in the market, and competitive factors including with respect to technological capabilities, cost and scalability;
•the impact of the COVID-19 pandemic or any other pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide on our business, financial condition and results of operations and the actions we may take in response thereto;
•our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012;
•our future capital requirements and sources and uses of cash;
•our business, expansion plans and opportunities;
•anticipated financial performance, including gross margin, and the expectation that our future results of operations will fluctuate on a quarterly basis for the foreseeable future;
•our expected capital expenditures, cost of revenue and other future expenses, and the sources of funds to satisfy liquidity needs;
•our ability to maintain proper and effective internal controls; and
•the outcome of any known and unknown litigation and regulatory proceedings.

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

The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties, and other factors. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•the ability to maintain the listing of our Class A common stock and warrants on the New York Stock Exchange ("NYSE");
•the price of our securities may be volatile due to a variety of factors, including changes in the competitive and highly regulated industries in which we operate, variations in performance across competitors, changes in laws and regulations affecting our business and changes in our capital structure;
•the risk of downturns and the possibility of rapid change in the highly competitive industry in which we operate;
•the risk that we will need to raise additional capital to execute our business plan, which may not be available on acceptable terms or at all;
•the risk that we experience difficulties in managing our growth and expanding operations; and
•other risks and uncertainties described in this Quarterly Report on Form 10-Q, including those under the section entitled “Risk Factors.”

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. This summary should be read in conjunction with the risk factors detailed more fully below and should not be relied upon as an exhaustive summary of the material risks facing our business.

•Under most of our agreements with health plans, we assume some or all of the risk that the cost of providing services will exceed our compensation.

•Our revenues and operations are dependent upon a limited number of key existing payors and our continued relationship with those payors, and disruptions in those relationships (including renegotiation, non-renewal or termination of capitation agreements) or the inability of such payors to maintain their contracts with the Centers for Medicare and Medicaid Services could adversely affect our business.

•COVID-19 or other pandemic, epidemic, or outbreak of an infectious disease may have an adverse effect on our business, results of operations, financial condition and cash flows, the nature and extent of which are highly uncertain and unpredictable.

•Reductions in the quality ratings of the health plans we serve or our Medicare Risk Adjustment scores could have a material adverse effect on our business, results of operations, financial condition and cash flows.

•Our medical centers are concentrated in certain geographic regions, which makes us sensitive to regulatory, economic, environmental and competitive conditions in those regions.

•We primarily depend on reimbursements by third-party payors, which could lead to delays and uncertainties in the reimbursement process.

•We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to achieve or maintain profitability.

•We depend on our senior management team and other key employees, and the loss of one or more of these employees or an inability to attract and retain other highly skilled employees could harm our business.

•If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and member satisfaction or adequately address competitive challenges.

•We may not be able to identify suitable de novo expansion opportunities, engage with payors in new markets to continue extension of financial risk-sharing model agreements that have proved successful in our existing markets or cost-effectively develop, staff and establish such new medical centers in new markets.

•We conduct business in a heavily regulated industry, and if we fail to comply with applicable state and federal healthcare laws and government regulations or lose governmental licenses, we could incur financial penalties, become excluded from participating in government healthcare programs, be required to make significant operational changes or experience adverse publicity, which could harm our business.

•We may not be able to identify suitable acquisition candidates, complete acquisitions or successfully integrate acquisitions, and acquisitions may not produce the intended results or may expose us to unknown or contingent liabilities.

•Reductions in Medicare reimbursement rates or changes in the rules governing the Medicare program could have a material adverse effect on our financial condition and results of operations.

•Our business could be harmed if the Affordable Care Act (“ACA”) is overturned or by any legislative, regulatory or industry change that reduces healthcare spending or otherwise slows or limits the transition to more assumption of risk by healthcare providers.

•Our use, disclosure, and other processing of personally identifiable information, including health information, is subject to the regulations implementing the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations (“HIPPA”), and other federal and state privacy and security regulations. If we suffer a data breach or unauthorized disclosure, we could incur significant liability including government and private investigations and claims of privacy and security non-compliance. We could also suffer significant reputational harm as a result and, in turn, a material adverse effect on our member base and revenue.

•We may be subject to legal proceedings and litigation, including intellectual property, privacy and medical malpractice disputes, which are costly to defend and could materially harm our business and results of operations.

•Our existing indebtedness could adversely affect our business and growth prospects. The terms of the Credit Agreement (defined herein) restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

If we are unable to adequately address these and other risks we face, our business, results of operations, financial condition and prospects may be harmed.

v

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CANO HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share data)	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash, cash equivalents and restricted cash	$208,913	$33,807
Accounts receivable, net of unpaid service provider costs (Related parties comprised $92 and $50,015 as of September 30, 2021 and December 31, 2020, respectively)	223,644	76,709
Inventory	1,777	922
Prepaid expenses and other current assets	30,788	8,937
Total current assets	465,122	120,375
Property and equipment, net (Related parties comprised $18,897 and $22,659 as of September 30, 2021 and December 31, 2020, respectively)	64,156	38,126
Goodwill	765,511	234,328
Payor relationships, net	584,265	189,570
Other intangibles, net	256,327	36,785
Other assets	4,703	4,362
Total assets	$2,140,084	$623,546
Liabilities and stockholders' equity / members' capital
Current liabilities:
Current portion of notes payable	$6,493	$4,800
Current portion of equipment loans	513	314
Current portion of capital lease obligations	1,006	876
Current portion of contingent consideration	8,406	—
Accounts payable and accrued expenses (Related parties comprised $0 and $112 as of September 30, 2021 and December 31, 2020, respectively)	76,654	33,180
Deferred revenue (Related parties comprised $0 and $988 as of September 30, 2021 and December 31, 2020, respectively)	1,815	988
Current portions due to sellers	24,687	27,129
Other current liabilities	20,000	1,333
Total current liabilities	139,574	68,620
Notes payable, net of current portion and debt issuance costs	916,111	456,745
Warrants liabilities	138,493	—
Equipment loans, net of current portion	1,454	873
Capital lease obligations, net of current portion	1,559	1,580
Deferred rent (Related parties comprised $0 and $92 as of September 30, 2021 and December 31, 2020, respectively)	5,387	3,111
Deferred revenue, net of current portion (Related parties comprised of $0 and $4,277 as of September 30, 2021 and December 31, 2020, respectively)	4,698	4,277
Due to sellers, net of current portion	170	13,976
Contingent consideration	38,300	5,172
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

CANO HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

Other liabilities (Related parties comprised $0 and $8,142 as of September 30, 2021 and December 31, 2020, respectively)	36,325	11,648
Total liabilities	1,282,071	566,002
Stockholders’ Equity / Members' Capital
Shares of Class A common stock $0.0001 par value (6,000,000,000 shares authorized and 171,594,914 shares issued and outstanding at September 30, 2021)	17	—
Shares of Class B common stock $0.0001 par value (1,000,000,000 shares authorized and 305,670,386 shares issued and outstanding at September 30, 2021)	31	—
Members' capital	—	157,591
Additional paid-in capital	363,060	—
Accumulated deficit	(52,547)	(99,913)
Notes receivable, related parties	—	(134)
Total Stockholders' Equity / Members’ Capital attributable to Class A common stockholders	310,561	57,544
Non-controlling interests	547,452	—
Total Stockholders' Equity / Members’ Capital	858,013	57,544
Total Liabilities and Stockholders' Equity / Members’ Capital	$2,140,084	$623,546

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

CANO HEALTH, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share data)	2021	2020	2021	2020
Revenue:
Capitated revenue (Related parties comprised $0 and $131,945, and $335,383 and $239,692, in the three months ended September 30, 2021 and 2020, and in the nine months ended September 30, 2021 and 2020, respectively)	$501,780	$252,974	$1,148,041	$544,617
Fee-for-service and other revenue (Related parties comprised $0 and $82, and $631 and $426, in the three months ended September 30, 2021 and 2020, and in the nine months ended September 30, 2021 and 2020, respectively)	25,018	10,159	52,055	25,020
Total revenue	526,798	263,133	1,200,096	569,637
Operating expenses:
Third-party medical costs (Related parties comprised $0 and $90,166, and $249,819 and $167,109, in the three months ended September 30, 2021 and 2020, and in the nine months ended September 30, 2021 and 2020, respectively)	379,316	184,926	866,177	382,279
Direct patient expense (Related parties comprised $6 and $1,016, and $1,502 and $2,161, in the three months ended September 30, 2021 and 2020, and in the nine months ended September 30, 2021 and 2020, respectively)	57,708	31,108	135,777	71,441
Selling, general, and administrative expenses (Related parties comprised $4,225 and $3,289, and $9,814 and $8,428, in the three months ended September 30, 2021 and 2020, and in the nine months ended September 30, 2021 and 2020, respectively)	75,926	27,391	157,348	70,234
Depreciation and amortization expense	16,955	5,379	30,746	12,741
Transaction costs and other (Related parties comprised $0 and $0, and $1,483 and $5,369 in the three months ended September 30, 2021 and 2020 and nine months ended September 30, 2021 and 2020, respectively)	6,528	7,716	32,140	29,854
Total operating expenses	536,433	256,520	1,222,188	566,549
Income (loss) from operations	(9,635)	6,613	(22,092)	3,088
Other income and expense:
Interest expense	(16,023)	(12,346)	(36,363)	(21,728)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

CANO HEALTH, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

Interest income (Related parties comprised $0 and $0, and $0 and $236, in the three months ended September 30, 2021 and 2020, and in the nine months ended September 30, 2021 and 2020, respectively)	1	80	4	239
Loss on extinguishment of debt	—	—	(13,225)	—
Change in fair value of embedded derivative	—	(5,138)	—	(5,444)
Change in fair value of warrant liabilities	(14,650)	—	24,565	—
Other expenses	(29)	—	(54)	(150)
Total other expense	(30,701)	(17,404)	(25,073)	(27,083)
Net loss before income tax benefit (expense)	(40,336)	(10,791)	(47,165)	(23,995)
Income tax benefit (expense)	(547)	(326)	762	(294)
Net loss	$(40,883)	$(11,117)	$(46,403)	$(24,289)
Net loss attributable to non-controlling interests	(26,246)	—	(41,283)	—
Net loss attributable to Class A common stockholders	$(14,637)	$—	$(5,120)	$—

Net loss per share attributable to Class A common stockholders, basic	$(0.09)	N/A	$(0.03)	N/A
Net loss per share attributable to Class A common stockholders, diluted	$(0.09)	N/A	$(0.08)	N/A
Weighted-average shares used in computation of earnings per share:
Basic	170,871,429	N/A	168,100,210	N/A
Diluted	170,871,429	N/A	169,312,258	N/A

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

CANO HEALTH, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY / MEMBERS' CAPITAL
(UNAUDITED)

Three Months Ended September 30, 2021
(in thousands, except shares)	Class A Shares		Class B Shares		Additional Paid-in Capital	Notes Receivable	Accumulated Deficit	Non-Controlling Interests	Total Equity
	Shares		Shares
BALANCE—June 30, 2021	170,299,189	$17	306,843,662	$31	$389,892	$(136)	$(37,640)	$536,187	$888,351
Stock-based compensation expense	—	—	—	—	8,909	—	—	—	8,909
Issuance of common stock for acquisitions	122,449	—	—	—	1,500	—	(11)	11	1,500
Exchange of Class B common stock for Class A common stock	1,173,276	—	(1,173,276)	—	2,309	—	(259)	(2,050)	—
Impact of transactions affecting non-controlling interests	—	—	—	—	(39,550)	—	—	39,550	—
Settlement of notes receivable, net	—	—	—	—	—	136	—	—	136
Net loss	—	—	—	—	—	—	(14,637)	(26,246)	(40,883)
BALANCE—September 30, 2021	171,594,914	$17	305,670,386	$31	$363,060	$—	$(52,547)	$547,452	$858,013

Three Months Ended September 30, 2020
(in thousands, except shares)	Members' Capital		Class A Shares		Class B Shares		Additional Paid-in Capital	Notes Receivable	Accumulated Deficit	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE - June 30, 2020	—	$261,718	—	$—	—	$—	$—	$(132)	$(38,213)	$392	$223,765
Members distributions	—	(6,125)	—	—	—	—	—	—	—	—	(6,125)
Stock-based compensation expense	—	66	—	—	—	—	—	—	—	—	66
Interest on notes receivable	—	—	—	—	—	—	—	(1)	—	—	(1)
Net loss	—	—	—	—	—	—	—	—	(11,117)	—	(11,117)
BALANCE—September 30, 2020	—	$255,659	—	$—	—	$—	$—	$(133)	$(49,330)	$392	$206,588

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

CANO HEALTH, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY / MEMBERS' CAPITAL
(UNAUDITED)

Nine Months Ended September 30, 2021
(in thousands, except shares)	Members' Capital		Class A Shares		Class B Shares		Additional Paid-in Capital	Notes Receivable	Accumulated Deficit	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE—December 31, 2020	14,629,533	$157,591	—	$—	—	$—	$—	$(134)	$(99,913)	$—	$57,544
Retrospective application of reverse recapitalization	292,214,129	(157,560)	—	—	—	—	157,560	—	—	—	—
ADJUSTED BALANCE - December 31, 2020	306,843,662	$31	—	$—	—	$—	$157,560	$(134)	$(99,913)	$—	$57,544
Net loss prior to business combination	—	—	—	—	—	—	—	—	(32,078)	—	(32,078)
Business combination and PIPE financing	(306,843,662)	(31)	166,243,491	17	306,843,662	31	169,093	—	85,663	518,320	773,093
Stock-based compensation expense	—	—	—	—	—	—	12,148	—	—	—	12,148
Issuance of common stock for acquisitions	—	—	4,178,147	—	—	—	61,500	—	(840)	840	61,500
Exchange of Class B common stock for Class A common stock	—	—	1,173,276	—	(1,173,276)	—	2,309	—	(259)	(2,050)	—
Impact of transactions affecting non-controlling interests	—	—	—	—	—	—	(39,550)	—	—	39,550	—
Settlement of notes receivable, net	—	—	—	—	—	—	—	134	—	—	134
Net loss	—	—	—	—	—	—	—	—	(5,120)	(9,208)	(14,328)
BALANCE—September 30, 2021	—	$—	171,594,914	$17	305,670,386	$31	$363,060	$—	$(52,547)	$547,452	$858,013
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

CANO HEALTH, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY / MEMBERS' CAPITAL
(UNAUDITED)

Nine Months Ended September 30, 2020
(in thousands, except shares)	Members' Capital		Class A Shares		Class B Shares		Additional Paid-in Capital	Notes Receivable	Accumulated Deficit	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE - December 31, 2019	—	$123,242	—	$—	—	$—	$—	$(130)	$(25,041)	$392	$98,463
Members' contributions	—	95,782	—	—	—	—	—	—	—	—	95,782
Stock-based compensation expense	—	177	—	—	—	—	—	—	—	—	177
Issuance of common stock for acquisitions	—	34,300	—	—	—	—	—	—	—	—	34,300
Issuance of common stock for due to sellers balance	—	2,158	—	—	—	—	—	—	—	—	2,158
Interest on notes receivable	—	—	—	—	—	—	—	(3)	—	—	(3)
Net loss	—	—	—	—	—	—	—	—	(24,289)	—	(24,289)
BALANCE—September 30, 2020	—	$255,659	—	$—	—	$—	$—	$(133)	$(49,330)	$392	$206,588
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

CANO HEALTH, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(in thousands)	2021	2020
Cash Flows from Operating Activities:
Net loss	$(46,403)	$(24,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	30,746	12,741
Change in fair value of contingent consideration	(4,152)	—
Change in fair value of embedded derivative	—	5,444
Change in fair value of warrant liabilities	(24,565)	—
Loss on extinguishment of debt	13,225	—
Amortization of debt issuance costs	7,653	3,851
Write off of other receivables	—	531
Equity-based compensation	12,148	177
Changes in operating assets and liabilities:
Accounts receivable, net (Related parties comprised $(92) and $0 as of September 30, 2021 and 2020, respectively)	(95,991)	(33,286)
Inventory	(856)	(484)
Other assets	(6,578)	217
Prepaid expenses and other current assets	(27,358)	163
Accounts payable and accrued expenses (Related parties comprised $(112) and $(52) as of September 30, 2021 and 2020, respectively)	56,626	10,480
Deferred rent (Related parties comprised $(92) and $0 as of September 30, 2021 and 2020, respectively)	2,236	868
Deferred revenue	1,147	—
Other liabilities	(9,376)	2,544
Net cash used in operating activities	(91,498)	(21,043)

Cash Flows from Investing Activities:
Purchase of property and equipment (Related parties comprised $5,697 and $5,358 as of September 30, 2021 and 2020, respectively)	(23,221)	(9,442)
Acquisitions of subsidiaries including non-compete intangibles, net of cash acquired	(1,068,661)	(205,325)
Payments to sellers	(24,148)	(38,748)
Other	—	(39)
Net cash used in investing activities	(1,116,030)	(253,554)

Cash Flows from Financing Activities:
Contributions from member	—	95,782
Business combination and PIPE financing	935,362	—
Interest accrued due to sellers	1,208	1,082
Payments of long-term debt	(656,294)	(2,378)
Debt issuance costs	(17,689)	(5,655)
Proceeds from long-term debt	1,120,000	184,096
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

CANO HEALTH, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Proceeds from revolving credit facility	—	9,700
Repayments of revolving credit facility	—	(9,700)
Proceeds from insurance financing arrangements	4,401	2,864
Payments of principal on insurance financing arrangements	(3,939)	(2,388)
Repayments of equipment loans	(233)	(57)
Repayments of capital lease obligations	(316)	(518)
Settlement of note receivable, net	134	—
Net cash provided by financing activities	1,382,634	272,828

Net increase (decrease) in cash, cash equivalents and restricted cash	175,106	(1,769)
Cash, cash equivalents and restricted cash at beginning of year	33,807	29,192
Cash, cash equivalents and restricted cash at end of period	$208,913	$27,423

Supplemental cash flow information:
Interest paid	28,075	11,044
Income taxes paid	1,150	—

Non-cash investing and financing activities:
Issuance of securities by Cano Health, Inc. in connection with acquisitions	61,500	—
Issuance of securities in PCIH in connection with acquisitions	—	34,300
Contingent consideration in connection with acquisitions	47,900	—
Due to sellers in connection with acquisitions	1,295	16,216
Humana Affiliate Provider clinic leasehold improvements	5,605	—
Capital lease obligations entered into for property and equipment	225	—
Equipment loan obligations entered into for property and equipment	1,013	—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    NATURE OF BUSINESS AND OPERATIONS

Nature of Business

Cano Health, Inc. (“Cano Health”, or the “Company”), formerly known as Primary Care (ITC) Intermediate Holdings, LLC (“PCIH”), provides value-based medical care for its members through a network of primary care physicians across the U.S. and Puerto Rico. The Company focuses on high-touch population health and wellness services to Medicare Advantage, Medicare Global and Professional Direct Contracting ("DC") and Medicaid capitated members, particularly in underserved communities by leveraging a proprietary technology platform to deliver high-quality health care services, resulting in superior clinical outcomes at competitive costs. As of September 30, 2021, the Company provided services through its network of 113 owned medical centers and over 345 employed providers (physicians, nurse practitioners, and physician assistants), and maintained affiliate relationships with over 1,000 physicians. The Company also operates pharmacies in the network for the purpose of providing a full range of managed care services to its members.

On June 3, 2021 (the “Closing Date”), Jaws Acquisition, Corp. (“Jaws”), consummated the previously announced business combination (the “Business Combination”) pursuant to the terms of the Business Combination Agreement, dated as of November 11, 2020 (as amended, the “Business Combination Agreement”) by and among Jaws, Jaws Merger Sub, LLC, a Delaware limited liability company (“Merger Sub”), PCIH, and PCIH’s sole member, Primary Care (ITC) Holdings, LLC (“Seller” or "Parent"). Upon the closing of the Business Combination, Jaws was reincorporated in the State of Delaware and changed its name to "Cano Health, Inc."

Unless the context requires, "the Company", "we", "us", and "our" refer, for periods prior to the completion of the Business Combination, to PCIH and its consolidated subsidiaries, and for periods upon or after the completion of the Business Combination, to Cano Health, Inc. and its consolidated subsidiaries, including PCIH, and its subsidiaries.

Pursuant to the Business Combination Agreement, on the Closing Date, Jaws contributed cash to PCIH in exchange for 69.0 million common limited liability company units of PCIH ("PCIH Common Units") equal to the number of shares of Jaws' Class A ordinary shares outstanding on the Closing Date as well as 17.25 million Class B ordinary shares owned by Jaws Sponsor, LLC (the "Sponsor"). In connection with the Business Combination, the Company issued 306.8 million shares of the Company’s Class B common stock to existing shareholders of PCIH. The Company also issued 80.0 million shares of the Company’s Class A common stock in a private placement for $800.0 million (the "PIPE Investors").

Following the consummation of the Business Combination, substantially all of the Company’s assets and operations are held and conducted by PCIH and its subsidiaries. As the Company is a holding company with no material assets other than its ownership of PCIH Common Units and its managing member interest in PCIH, the Company has no independent means of generating revenue or cash flow. The Company’s ability to pay taxes and pay dividends depend on the financial results and cash flows of PCIH and the distributions it receives from PCIH. The Company’s only assets are equity interests in PCIH, which represented a 35.1% and 36.0% controlling ownership as of the Closing Date and September 30, 2021, respectively. Certain members of PCIH who retained their common unit interests in PCIH held the remaining 64.9% and 64.0% non-controlling ownership interests as of the Closing Date and September 30, 2021, respectively. These members hold economic interest in PCIH through PCIH Common Units and a corresponding number of non-economic Class B common stock, which enables the holder to one vote per share.

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Our organizational structure following the completion of the Business Combination is commonly referred to as an umbrella partnership-C (or Up-C) corporation structure. This organizational structure allowed the Seller, the former sole owner and managing member of PCIH, to retain its equity ownership in PCIH, an entity that is classified as a partnership for U.S. federal income tax purposes, in the form of PCIH Common Units. The former stockholders of Jaws and the PIPE Investors who, prior to the Business Combination, held Class A ordinary shares or Class B ordinary shares of Jaws, by contrast, received equity ownership in Cano Health, Inc., a Delaware corporation that is a domestic corporation for U.S. federal income tax purposes.

Subject to the terms and conditions set forth in the Business Combination Agreement, the Seller and its equity holders received aggregate consideration with a value equal to $3,534.9 million, which consisted of (i) $466.5 million of cash and (ii) $3,068.4 million shares of Cano Health, Inc.'s common stock or 306.8 million shares of Class B common stock based on a reference stock price of $10.00 per share.

Following the closing of the Business Combination, Class A stockholders owned direct controlling interests in the combined results of PCIH and Cano Health, Inc. while the Seller as the sole Class B stockholder owned indirect economic interests in PCIH shown as non-controlling interests in the condensed consolidated financial statements of Cano Health, Inc. The indirect economic interests are held by the Seller in the form of PCIH Common Units that can be redeemed for Class A common stock together with the cancellation of an equal number of shares of Class B common stock in Cano Health, Inc. The non-controlling interests will decrease as shares of Class B common stock and PCIH Common Units are exchanged for shares of Class A common stock in Cano Health, Inc. Following the redemption of 6,509 public shares outstanding for $65,090 held in the trust account, the respective controlling interest and non-controlling interests in Cano Health, Inc. and PCIH were 35.1% and 64.9% resulting from the closing of the Business Combination.

On June 11, 2021, PCIH acquired University for a total consideration of $611.1 million. The equity issued on the acquisition close date equated to 4.1 million shares of Class A common stock in Cano Health, Inc. based on a share price of $14.79 per share. Further, in the third quarter of 2021, an additional 0.1 million shares of Class A common stock in Cano Health, Inc. were issued in connection with other acquisitions and 1.2 million PCIH Common Units were exchanged for shares of Class A common stock. As noted above, as of September 30, 2021, the controlling interest and non-controlling interest in Cano Health, Inc. and PCIH was 36.0% and 64.0%, respectively.

The following table reconciles the elements of the Business Combination to the condensed consolidated statements of cash flows and the condensed consolidated statements of changes in equity for the three and nine months ended September 30, 2021:

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(in thousands)	Recapitalization
Cash - Jaws' trust and cash, net of redemptions	$690,705
Cash - PIPE financing	800,000
Less: transaction costs and advisory fees paid	(88,745)
Less: Distribution to PCIH shareholders	(466,598)
Net Business Combination and PIPE financing	935,362
Plus: Non-cash net assets assumed	96
Plus: Accrued transaction costs	8,860
Less: Capitalized transaction costs	(8,167)
Less: Warrant liability assumed	(163,058)
Net contributions from Business Combination and PIPE financing	$773,093

The number of shares of common stock issued immediately following the consummation of the Business Combination is as follows:

	Class A common stock	Class B common stock
Common stock outstanding prior to Business Combination	69,000,000	—
Less: redemption of Jaws shares	(6,509)	—
Ordinary shares of Jaws	68,993,491	—
Jaws Sponsor Shares	17,250,000	—
Shares issued in PIPE financing	80,000,000	—
Business Combination and PIPE financing shares	166,243,491	—
Shares to PCIH shareholders	—	306,843,662
Total shares of common stock outstanding immediately after the Business Combination	166,243,491	306,843,662

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

The Company has interests in various entities and considers itself to control an entity if it is the majority owner of or has voting control over such entity. The Company also assesses control through means other than voting rights (“variable interest entities” or “VIEs”) and determines which business entity is the primary beneficiary of the VIE. The Company consolidates VIEs when it is determined that the Company is the primary beneficiary of the VIE. Included in the consolidated results of the Company are Cano Health Texas, PLLC and Cano Health Nevada, PLLC (collectively, the "Physicians Groups"), which the Company has concluded are both VIEs. All material intercompany accounts and transactions have been eliminated in consolidation.

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

The Company could be an emerging growth company for up to five years after the first sale of our Class A common stock pursuant to an effective registration statement under the Securities Act of 1933, as amended (the "Securities Act"). If, however, certain events occur prior to the end of such five-year period, including if the Company becomes a “large accelerated filer,” our annual gross revenue exceeds $1.07 billion or the Company issues more than $1.0 billion of non-convertible debt securities in any three-year period, the Company would cease to be an emerging growth company prior to the end of such five-year period. The Company will become a “large accelerated filer,” as defined in Rule 12b-2 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and will lose its “emerging growth company” status as of the end of the year ending December 31, 2021. After the Company loses its “emerging growth company” status, the Company expects to incur increased legal, accounting and other expenses.

Risks and Uncertainties

As of September 30, 2021, the Company’s coverage area is primarily in the State of Florida. Given this concentration, the Company is subject to adverse economic, regulatory, or other developments in the State of Florida that could have a material adverse effect on the Company’s financial conditions and operations. In addition, federal, state and local laws and regulations concerning healthcare affect the healthcare industry. The Company’s long-term success is dependent on the ability to successfully generate revenues; maintain or reduce operating costs; obtain additional funding when needed; and ultimately, achieve profitable operations. The Company is not able to predict the content or impact of future changes in laws and regulations affecting the healthcare industry; however, management believes that its existing cash position will be sufficient to fund operating and capital expenditure requirements through at least twelve months from the date of issuance of these condensed consolidated financial statements.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at September 30, 2021 and December 31, 2020, and the results of operations, cash flows and changes in equity for the three and nine months ended September 30, 2021 and 2020 have been included. The results of operations and cash flows for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2021 or any other future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
consolidated financial statements and notes thereto included in the Company’s audited consolidated financial statements for the year ended December 31, 2020.

The Company was deemed the accounting acquirer in the Business Combination of Jaws based on an analysis of the criteria outlined in Accounting Standards Codification ("ASC") Topic 805, "Business Combinations" ("ASC 805"), as the Company’s former owner retained control after the Business Combination. Refer to Note 1, "Nature of Business", for details surrounding the Business Combination. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of the Company issuing stock for the net assets of Jaws, accompanied by a recapitalization. The net assets of Jaws were stated at historical cost, with no goodwill or other intangible assets recorded.

While Jaws was the legal acquirer in the Business Combination, because the Company was deemed the accounting acquirer, the historical financial statements of PCIH became the historical financial statements of the combined company upon the consummation of the Business Combination. As a result, the condensed consolidated financial statements reflect the historical operating results of PCIH prior to the Business Combination, the combined results of Jaws and the Company following the close of the Business Combination, the assets and liabilities of the Company at their historical cost, and the Company’s equity structure for all periods presented.

Pursuant to the Primary Care (ITC) Intermediate Holdings, LLC Second Amended and Restated Limited Liability Company Agreement, dated June 3, 2021, PCIH is required to issue limited liability company units to Cano Health, Inc. if Cano Health, Inc. issues any equity securities, on substantially the same terms, such that the capitalization structure of PCIH shall mirror the capitalization structure of Cano Health, Inc. During the quarters ended June 30, 2021 and September 30, 2021, Cano Health, Inc. issued in the aggregate 4,178,147 shares of Class A common stock in connection with certain acquisitions. Accordingly, in November 2021, PCIH issued 4,178,147 limited liability company units to Cano Health, Inc. The issuance of these Units resulted in a $39.6 million increase in the Company's non-controlling interests and a corresponding decrease in additional paid in capital with no effect on total stockholder's equity. The Company has reflected the November 2021 PCIH unit issuance related to the quarter ended June 30, 2021 totaling $38.6 million during the third quarter of 2021 as the amount was not material and did not impact total stockholders' equity / members’ capital.

Warrant Liabilities

The Company assumed 23.0 million public warrants ("Public Warrants") and 10.53 million private placement warrants ("Private Placement Warrants") upon the consummation of the Business Combination. The Company may issue or assume common stock warrants that are recorded as either liabilities or equity in accordance with the respective accounting guidance. Warrants recorded as equity are recorded at their relative fair value or fair value determined at the issuance date and remeasurement is not required. Warrants recorded as liabilities are recorded at their fair value, within warrant liability on the condensed consolidated balance sheets, and remeasured on each reporting date with changes recorded in revaluation of warrant liability on the Company’s condensed consolidated statements of operations.

The Public Warrants became exercisable 30 days after the consummation of the Business Combination, which occurred on June 3, 2021. The Public Warrants will expire five years after the consummation of the Business Combination, or earlier upon redemption or liquidation. The Private Placement Warrants are identical to the Public Warrants, except that so long as the Private Placement Warrants are held by the Sponsor or any of its permitted transferees, the Private Placement Warrants: (i) may be exercised for cash or on a “cashless basis”, (ii) may not be transferred, assigned or sold until 30 days after the completion of the initial Business Combination, (iii) shall not be redeemable by the Company when the Class A ordinary shares equal or exceed $18.00, and (iv) shall only be

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
redeemable by the Company when the Class A ordinary shares are less than $18.00 per share, subject to certain adjustments.

The Company evaluated the Public Warrants and Private Placement Warrants and concluded that they do not meet the criteria to be classified as shareholders’ equity in accordance with ASC 815-40, “Derivatives and Hedging–Contracts in Entity’s Own Equity” ("ASC 815"). As the Public Warrants and Private Placement Warrants also meet the definition of a derivative under ASC 815, the Company has recorded these warrants as liabilities on its condensed consolidated balance sheets, with changes in their respective fair values recognized in the statement of operations at each reporting date.

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

Under ASC 606, the Company recognizes revenue when a customer obtains control of the promised goods or services. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five-step model in order to determine this amount: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services the Company transfers to the customer (i.e., patient). At contract inception, once the contract is determined to be within the scope of ASC 606, management reviews the contract to determine which performance obligations must be satisfied and which of these performance obligations are distinct. The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied.

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

Since contractual terms across these arrangements are similar, the Company groups them into one portfolio. The Company identifies a single performance obligation to stand-ready to provide healthcare services to enrolled members. Capitated revenue is recognized in the month in which the Company is obligated to provide medical care services. The transaction price for the Medicare Advantage and Medicare Direct Contracting services provided

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
depends upon the pricing established by the Centers for Medicare & Medicaid (“CMS”) and includes rates that are based on the cost of medical care within a local market and the average utilization of healthcare services by the members enrolled. The transaction price is variable since the rates are risk adjusted for projected health status (acuity) of members and demographic characteristics of the enrolled members. The risk adjustment to the transaction price is presented as the Medicare Risk Adjustment (“MRA”) within accounts receivable on the accompanying condensed consolidated balance sheets. The fees are paid on an interim basis based on submitted enrolled member data for the previous year and are adjusted in subsequent periods after the final data is compiled by the CMS.

In 2020, the Company entered into multi-year agreements with Humana, Inc. (“Humana”), a managed care organization, to provide services only to members covered by Humana in certain centers. The agreements contain an administrative payment from Humana in exchange for the Company providing certain care coordination services during the contract term. The care coordination payments are refundable to Humana on a pro-rata basis if the Company ceases to provide services at the centers within the specified contract term. The Company identified one performance obligation to stand-ready to provide care coordination services to patients and will recognize revenue ratably over the contract term. Care coordination revenue is included in other revenue along with other ancillary healthcare revenues.

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

Pharmacy revenue is generated from the sales of prescription medication to patients. Pharmacy contracts contain a single performance obligation. The Company satisfies its performance obligation and recognizes revenue at the time the patient takes possession of the merchandise. Other revenue includes revenue from certain third parties which include ancillary fees earned under contracts with certain care organizations for the provision of care coordination services.

The Company’s revenue from its revenue streams described in the preceding paragraphs for the three and nine months ended September 30, 2021 and 2020 was as follows:

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30,
(in thousands)	2021		2020
	Revenue $	Revenue %	Revenue $	Revenue %
Capitated revenue:
Medicare	$447,250	84.9%	$220,591	83.8%
Other capitated revenue	54,530	10.4%	32,383	12.3%
Total capitated revenue	501,780	95.3%	252,974	96.1%
Fee-for-service and other revenue:
Fee-for-service	8,176	1.6%	3,258	1.2%
Pharmacy	10,096	1.8%	6,154	2.4%
Other	6,746	1.3%	747	0.3%
Total fee-for-service and other revenue	25,018	4.7%	10,159	3.9%

Total revenue	$526,798	100.0%	$263,133	100.0%

	Nine Months Ended September 30,
	2021		2020
(in thousands)	Revenue $	Revenue %	Revenue $	Revenue %
Capitated revenue:
Medicare	$1,008,329	84.0%	$455,986	80.0%
Other capitated revenue	139,712	11.6%	88,631	15.6%
Total capitated revenue	1,148,041	95.7%	544,617	95.6%
Fee-for-service and other revenue:
Fee-for-service	17,113	1.4%	6,269	1.1%
Pharmacy	25,619	2.1%	17,207	3.0%
Other	9,323	0.8%	1,544	0.3%
Total fee-for-service and other revenue	52,055	4.3%	25,020	4.4%

Total revenue	$1,200,096	100.0%	$569,637	100.0%

As the performance obligations from the Company’s revenues are recognized at a point in time and the revenues recognized over time relate to contracts with a duration of one year or less, the Company elected the practical expedient in ASC 606-10-50-14(a) which provides relief from the requirement to disclose the transaction price for remaining performance obligations at the end of each reporting period and the requirement to disclose when the Company expects to recognize the related revenue. The Company has de minimis performance obligations remaining at the end of the reporting period as patients are not contractually obligated to continue to receive medical care from the network of providers.

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

Significant Vendor

The Company’s primary provider of pharmaceutical drugs and pharmacy supplies accounted for approximately 87% and 100%, and 96% and 100%, of the Company’s pharmaceutical drugs and supplies expense for the three months ended September 30, 2021, and 2020, respectively, and nine months ended September 30, 2021, and 2020, respectively.

Concentration of Risk

Contracts with three of the HMOs accounted for approximately 57.2% and 63.6% of total revenues for the three and nine months ended September 30, 2021, respectively, and approximately 39.8% of total accounts receivable as of September 30, 2021. Contracts with three of the HMOs accounted for approximately 70.2% and 67.5% of total revenues for the three and nine months ended September 30, 2020, respectively, and approximately 67.1% of total accounts receivable as of December 31, 2020. The loss of revenue from these contracts could have a material adverse effect on the Company. The percentage of accounts receivable related to the three HMOs decreased over the nine-month period ended September 31, 2021 due to an increase in acquisitions over that time period. The acquisitions significantly increased overall accounts receivable over this period, effectively diluting accounts receivable from the HMOs.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash deposits in excess of the Federal Deposit Insurance Corporation insured limit of $0.3 million. At times, such cash balances may be in excess of insured amounts.

Cash and Restricted Cash

Cash and cash equivalents are highly liquid investments purchased with original maturities of three months or less. During the third quarter of 2021, two health plans required the Company to maintain restricted cash balances for an aggregate amount of $3.5 million. These restricted cash balances are included within the caption cash and restricted cash in the accompanying condensed consolidated balance sheets.

Inventory

Inventory consists entirely of pharmaceutical drugs and is valued at the lower of cost (under the first-in, first-out method) or net realizable value.

Accounts Receivable, Net of Unpaid Service Provider Costs

Accounts receivable are carried at amounts the Company deems collectible. Accordingly, an allowance is provided in the event an account is considered uncollectible. As of September 30, 2021 and December 31, 2020, the Company believes no allowance is necessary. The ultimate collectability of accounts receivable may differ from

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
amounts estimated. The period between the time when the service is performed by the Company and the fees are received is usually one year or less and therefore, the Company elected the practical expedient under ASC 606-10-32-18 and did not adjust accounts receivable for the effect of a significant financing component.

Included in accounts receivable are MRA receivables which is an estimate derived from adjustments based on the health status of members and demographic characteristics of the plan. The health status of members is used to determine a risk score which is actuarially determined by comparing what was received from the CMS and what should have been received based on the health status of the enrolled member. Our accounts receivable included MRA receivables in the amount of $108.6 million and $18.1 million as of September 30, 2021 and December 31, 2020, respectively.

As of September 30, 2021 and December 31, 2020, the Company’s accounts receivable were presented net of the unpaid service provider costs. A right of offset exists when all of the following conditions are met: 1) each of the two parties owed the other determinable amounts; 2) the reporting party has the right to offset the amount owed with the amount owed to the other party; 3) the reporting party intends to offset; and 4) the right of offset is enforceable by law. The Company believes all of the aforementioned conditions existed as of September 30, 2021 and December 31, 2020.

Accounts receivable balances are summarized below:

	As of,
(in thousands)	September 30, 2021	December 31, 2020
Accounts receivable	$242,086	$113,089
Medicare risk adjustment	108,570	18,144
Unpaid service provider costs	(127,012)	(54,524)
Accounts receivable, net	$223,644	$76,709

Activity in unpaid service provider cost for the nine months ended September 30, 2021 and 2020 is summarized below:

	For the nine months ended September 30,
(in thousands)	2021	2020
Balance as at January 1,	$54,524	$19,968

Incurred related to:
Current year	566,473	216,044
Prior years	3,526	793
	569,999	216,837
Paid related to:
Current year	439,460	172,749
Prior years	58,051	20,761
	497,511	193,510
Balance as at September 30,	$127,012	$43,295

The foregoing reconciliation reflects a change in estimate during the nine months ended September 30, 2021 and September 30, 2020 related to unpaid service provider costs of approximately $3.5 million and $0.8 million, respectively.

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

The Company believes the amounts accrued to cover claims incurred and unpaid as of September 30, 2021 and December 31, 2020 are adequate. However, as the amount of unpaid service provider cost is based on estimates, the ultimate amounts paid to settle these liabilities might vary from recorded amounts, and these differences may be material.

The Company maintains a provider excess loss insurance policy to protect against claim expenses exceeding certain levels that were incurred by the Company on behalf of members. As of September 30, 2021 and December 31, 2020, the Company’s excess loss insurance deductible was $0.1 million and maximum coverage was $2.0 million per member per calendar year. The Company recorded excess loss insurance premiums of $1.9 million and $5.4 million, and insurance reimbursements of $3.6 million and $5.4 million, for the three and nine months ended September 30, 2021, respectively. The Company recorded excess loss insurance premiums of $1.3 million and $3.6 million, and no insurance reimbursements, for the three and nine months ended September 30, 2020, respectively. The Company recorded these amounts on a net basis in the caption third-party medical costs in the accompanying condensed consolidated statements of operations. The Company records excess loss insurance recoveries in accounts receivable on the accompanying condensed consolidated balance sheets. As of September 30, 2021 and December 31, 2020, the Company recorded insurance recoveries of $3.5 million and $2.5 million, respectively.

Debt Issuance Costs

Debt issuance costs represent fees incurred by the Company in connection with securing funding from a lender. These are lender fees and third-party professional fees that would not have been incurred if the Company did not pursue and secure financing. In circumstances where an embedded derivative is bifurcated from a host credit agreement and recorded as a standalone instrument at fair value, the debt issuance costs will reflect the initial fair value of such derivative. At inception of a credit agreement, these debt issuance costs are capitalized and presented net against the carrying amount of the related debt liabilities in the accompanying condensed consolidated balance sheets. Following recognition, they are amortized over the term of their related credit agreement through interest expense in the accompanying statements of operations through the effective interest method. In instances where there is no related debt drawn or outstanding, the debt issuance costs are presented in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.

As of September 30, 2021 and December 31, 2020, the Company recorded capitalized deferred issuance cost balances of $24.2 million and $24.9 million, respectively, in the accompanying condensed consolidated balance sheets, as described in Note 9, “Long-Term Debt”. Of the balance as of September 30, 2021, $23.5 million was included in the caption notes payable, net of current portion and debt issuance costs, $0.2 million in prepaid expenses and other current assets, and $0.5 million in other assets on the accompanying condensed consolidated balance sheets. Of the balance as of December 31, 2020, $18.5 million was included in the caption notes payable,

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
net of current portion and debt issuance costs, $5.8 million in prepaid expenses and other current assets, and $0.6 million in other assets on the accompanying condensed consolidated balance sheets.

As described in Note 9, “Long-Term Debt”, Term Loan 3 (as defined below) was partially repaid by the Company on June 3, 2021. The Company’s partial extinguishment of this Term Loan consisted of a cash payment to the lender for (1) $400.0 million of the outstanding principal amount, and (2) the outstanding accrued interest. The Company recorded a loss on extinguishment of debt of $13.2 million which related to unamortized debt issuance costs.
The Company recorded $4.0 million and $7.7 million of amortization of deferred financing costs for the three and nine months ended September 30, 2021, respectively. The Company recorded amortization expense of $3.0 million and $3.9 million for the three and nine months ended September 30, 2020, respectively. Amortization expense is reflected under the caption interest expense in the accompanying condensed consolidated statements of operations.

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and amortization. The Company capitalizes asset purchases as well as major improvements that extend the useful life or add functionality, value, or productive capacity in amounts greater than one thousand dollars. Depreciation and amortization are computed using the straight-line method over the life of the assets, ranging from three to fifteen years. Leasehold improvements are amortized over the shorter of the estimated useful life of fifteen years or the term of the lease.

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

Business Acquisitions

The Company accounts for acquired businesses using the acquisition method of accounting. All assets acquired and liabilities assumed are recorded at their respective fair values at the date of acquisition. The determination of fair value involves estimates and the use of valuation techniques when market value is not readily available. The Company uses various techniques to determine fair value in accordance with accepted valuation models, primarily the income approach. The significant assumptions used in developing fair values include, but are not limited to, EBITDA growth rates, revenue growth rates, the amount and timing of future cash flows, discount rates, useful lives, royalty rates and future tax rates. The excess of purchase price over the fair value of assets and liabilities acquired is recorded as goodwill. Refer to Note 3, "Business Acquisitions," for a discussion of the Company's recent acquisitions.

Goodwill

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets acquired. The goodwill arising from acquisitions is a result of synergies that are expected to be derived from elimination of duplicative costs and the achievement of economies of scale. The Company assesses goodwill for impairment on an annual basis and between tests if events occur or circumstances exist that would reduce the fair value of a reporting unit below its carrying amount. The Company performs its annual assessment on the first of October. Goodwill is evaluated for impairment at the reporting unit level. The Company has identified one reporting unit for the annual goodwill impairment testing. First, the Company performs a qualitative analysis to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value and a quantitative impairment test is required. If required, the Company applies the quantitative test to identify and measure the amount of impairment by comparing the fair value of the reporting unit, which the Company estimates on an income approach using the present value of expected future cash flows of the reporting unit to its carrying value.

The Company considered the effect of the COVID-19 pandemic on its business and the overall economy and resulting impact on its goodwill. As of October 1, 2020, the Company performed a quantitative goodwill impairment test and did not identify any impairment to goodwill. There was no impairment to goodwill during the nine months ended September 30, 2021 and 2020. The Company will perform its annual impairment analysis as of October 1, 2021.

Intangibles, Net

The Company’s intangibles consist of trade names, brand, non-compete, and customer, payor, and provider relationships. The Company amortizes its intangibles using the straight-line method over the estimated useful lives of the intangible, which ranges from one to twenty years. Intangible assets are reviewed for impairment in conjunction with long-lived assets.

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

Professional and General Liability

As a healthcare provider, the Company is subject to medical malpractice claims and lawsuits. The Company may also be liable, as an employer, for the negligence of healthcare professionals it employs or the healthcare professionals it engages as independent contractors. To mitigate a portion of this risk, the Company maintains medical malpractice insurance, principally on a claims-made basis, with a reputable insurance provider. This policy contains a retroactive feature which covers claims incurred at the sites the Company operates, regardless if the claim was filed after the site’s respective policy term. The policy contains various limits and deductibles.

Loss contingencies, including medical malpractice claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable, and an amount or range of loss can be reasonably estimated.

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company maintains a malpractice insurance policy with a coverage limit of $1.0 million per occurrence and $3.0 million aggregate coverage, with an umbrella policy coverage of $5.0 million. Any amounts over that threshold, or for which the insurance policy will not cover, will be borne by the Company and may materially affect the Company’s future consolidated financial position, results of operations, and cash flows. As of September 30, 2021 and December 31, 2020, the Company has recorded claims liabilities of $0.5 million and $0.1 million, respectively, in other liabilities. Insurance recoverables were immaterial as of September 30, 2021 and December 31, 2020, and are recorded in other assets on the accompanying condensed consolidated balance sheets.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs expensed totaled approximately $4.9 million and $2.4 million for the three months ended September 30, 2021 and 2020, respectively, and $10.5 million and $4.9 million for the nine months ended September 30, 2021 and 2020, respectively. Advertising and marketing costs are included in the caption selling, general, and administrative expenses in the accompanying condensed consolidated statements of operations.

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

COVID-19

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. The rapid spread of COVID-19 around the world led to the shutdown of cities as national, state, and local authorities implemented social distancing, quarantine and self-isolation measures. [While the restrictions have been eased across the United States, some restrictions remain in place.] The full extent to which the COVID-19 pandemic has and will directly or indirectly impact the Company, future results of operations and financial condition will depend on future factors that are uncertain and cannot be accurately predicted. These factors include, but are not limited to, new information that may emerge concerning COVID-19, including the impact of new variants of the virus, the scope and duration of business closures and restrictions, government-imposed or recommended suspensions of elective procedures, and expenses required for supplies and personal protective equipment. Due to these and other uncertainties, management cannot estimate the length or severity of the impact of the pandemic on the Company. Additionally, because of the Company’s business model, the full impact of the COVID-19 pandemic may not be fully reflected in the Company’s results of operations and overall financial condition until future periods. The impact of COVID-19 variants cannot be predicted at this time, and could depend on numerous factors, [including vaccination rates among the population, the effectiveness of the COVID-19 vaccines and boosters against COVID-19 variants, and the actions taken to contain the COVID-19 pandemic and the economic impact on our business]. Management will continue to closely evaluate and monitor the nature and extent of these potential impacts to the Company, results of operations, and liquidity

Income Taxes

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The acquisition of PCIH was implemented through an Up-C structure. Prior to the closing of the Business Combination, Jaws was reincorporated in the State of Delaware and became a U.S. domestic corporation named Cano Health, Inc. Merger Sub, a wholly owned subsidiary of Jaws, merged with and into PCIH, with PCIH as the surviving company in the merger. As of September 30, 2021, the Seller, the former sole owner and managing member of PCIH, held approximately 64.0% of voting rights in Cano Health, Inc. and 64.0% of economic rights in PCIH, while other investors, including the former stockholders of Jaws and PIPE Investors held approximately 36.0% of economic and voting rights in Cano Health, Inc. and 36.0% of economic and 100.0% of managing rights in PCIH. Subsequent to the closing of the Business Combination, income attributable to Cano Health, Inc. is taxed under Subchapter C while PCIH will continue to be treated as a partnership for tax purposes.

Prior to the close of the Business Combination, the Company was treated as a partnership for U.S. income tax purposes, whereby earnings and losses were included in the tax return of its members and taxed depending on the members’ tax situation. While the overall entity was previously treated as a partnership, the Company established in 2019 a subsidiary group that was taxed under Subchapter C with immaterial operations in 2019. The operations of the subsidiary group are conducted through a legal entity domiciled in Puerto Rico. The subsidiary group is subject to Puerto Rico and U.S. Federal taxes and Florida State taxes. Refer to Note 16, “Income Taxes”, for further details.

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

Recent Accounting Pronouncements

In February 2016, the FASB established Topic 842, “Leases”, by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, “Land Easement Practical Expedient for Transition to Topic 842”, ASU No. 2018-10, “Codification Improvements to Topic 842, Leases”, ASU No. 2018-11, “Targeted Improvements”, ASU No. 2018-20, “Leases (Topic 842): Narrow-Scope Improvements for Lessors”, ASU No. 2021-05, “Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments”, and ASU No. 2020-05, “Leases (Topic 842): Effective Dates for Certain Entities” (collectively referred to as “ASC 842”). ASC 842 establishes a right of use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations.

Under ASC 842, a modified retrospective transition approach is required, and entities may choose to use either the effective date or the beginning of the earliest period presented in the financial statements as the date of initial application, with certain practical expedients available. The Company is in the process of evaluating the practical expedient options for adoption. ASC 842 is effective for fiscal years beginning after December 15, 2021 and for interim periods within fiscal years beginning after December 15, 2022, with early application permitted, and the Company expects to adopt the new standard on the effective date or the date it no longer qualifies as an emerging growth company, whichever is earlier.

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company has identified and contracted with a software vendor for the technology to support compliance with ASU 842. In addition, the Company is in the process of identifying the complete population of leases, which includes testing over contracts for any potential embedded leases. Based on the provisions of ASU 842, the Company anticipates a material increase in both assets and liabilities when the current operating lease contracts are recorded on the balance sheet. The Company does not yet have a dollar estimate of the impact; however, the Company does not anticipate the update having a material effect on its condensed consolidated statements of operations or cash flows.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which was subsequently amended by ASU No. 2020-03, “Codification Improvements to Financial Instruments” (collectively referred to as “ASC 326”). which is intended to improve financial reporting by requiring earlier recognition of credit losses on certain financial assets. The standard replaces the current incurred loss impairment model that recognizes losses when a probable threshold is met with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. The standard has been further refined through subsequent releases by the FASB, including the extension of the effective date. As amended by ASU No. 2019-10, the standard is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those annual periods, with early adoption permitted, and the Company expects to adopt ASU 326 on the effective date or the date it no longer qualifies as an emerging growth company, whichever is earlier. The Company is currently evaluating the effect that the standard will have on its condensed consolidated financial statements and related disclosures. The Company does not anticipate the update to have a material effect on the Company’s condensed consolidated statements of operations or cash flows.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (“Topic 718”), which expands the scope of share-based compensation guidance to include share-based payment transactions for acquiring goods and services from nonemployees. The FASB has also issued an amendment to this update to include share-based payment awards granted to a customer. The update is effective for fiscal years beginning after December 15, 2019 and for interim periods within fiscal years beginning after December 15, 2020. The Company adopted the standard on January 1, 2020 and it did not have a material effect on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (“Topic 820”): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which simplifies the fair value measurement disclosure requirements, including removing certain disclosures related to transfers between fair value hierarchy levels and adds certain disclosures to related level 3 investments. The update is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. The Company adopted the standard on January 1, 2020 and it did not have a material effect on its condensed consolidated financial statements.

In October 2018, the FASB issued ASU No. 2018-17, Consolidation (“Topic 810”) — Targeted Improvements to Related Party Guidance for Variable Interest Entities. The ASU creates a new private company accounting alternative in U.S. GAAP that allows a private company to not apply the VIE guidance to legal entities under common control if both the common control parent and the legal entity being evaluated for consolidation are not public business entities and other criteria are met. The new guidance also changes how all entities that apply the VIE guidance evaluate decision-making fees. For entities other than private companies, the guidance on decision-making fees is effective for annual periods beginning after December 15, 2019, and interim periods therein. The guidance is effective for private companies for annual periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Early adoption is permitted, including in an interim period. The Company does not expect the update to have a material effect on its condensed consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), “Simplifying the Accounting for Income Taxes.” This new standard simplifies various aspects related to the accounting for income taxes. The standard removes certain exceptions to the general principles in Topic 740 and also clarifies and modifies

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
existing guidance to improve consistent application of Topic 740. The Company adopted this standard effective January 1, 2021 with no material impact to its condensed consolidated financial statements.

3.    BUSINESS ACQUISITIONS

Doctor’s Medical Center, LLC

On July 2, 2021, the Company acquired Doctor's Medical Center, LLC and its affiliates (“DMC”) for a purchase price of $300.7 million in cash. DMC sellers entered into non-compete agreements with the Company. The Company recorded non-compete intangible assets totaling $1.7 million with a weighted-average amortization period of five years.

The purchase price has been allocated to accounts receivable, net of unpaid service provider costs, property and equipment, net, other assets, favorable leasehold interest, non-compete intangibles, trade name, payor relationships, goodwill, and accounts payable and accrued expenses. The portion of the purchase price that is allocated to the non-compete is not considered part of the consideration transferred to acquire the business and is accounted for separately. The following table provides the allocation of the purchase price:

(in thousands)
Accounts receivable, net of unpaid service provider costs	$6,641
Property and equipment, net	1,283
Other assets	142
Favorable leasehold interest	110
Non-compete intangibles	1,700
Trade name	25,500
Payor relationships	115,100
Goodwill	151,188
Accounts payable and accrued expenses	(1,001)
Total purchase price, including non-compete intangibles	$300,663

Total revenues and net income attributable to the assets acquired in the DMC acquisition were approximately $45.6 million and $4.4 million, respectively, for the three and nine months ended September 30, 2021.

University Health Care and its affiliates

On June 11, 2021, the Company acquired University Health Care and its affiliates (collectively, “University”). The purchase price totaled $611.1 million, of which $541.5 million was paid in cash, $9.6 million in contingent consideration from forfeited acquisition add-ons based on terms negotiated by University prior to closing, and $60.0 million in 4,055,698 shares of the Company’s Class A common stock. University sellers entered into non-compete agreements with the Company. The Company recorded non-compete intangible assets totaling $45.2 million with a weighted-average amortization period of five years.

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The purchase price has been allocated to accounts receivable, net of unpaid service provider costs, inventory, property and equipment, payor relationships, non-compete intangibles, other acquired intangibles, other assets, goodwill, and accounts payable and accrued expenses. The portion of the purchase price that is allocated to the non-compete is not considered part of the consideration transferred to acquire the business and is accounted for separately. The following table provides the allocation of the purchase price:

(in thousands)
Accounts receivable, net of unpaid service provider costs	$2,217
Inventory	264
Property and equipment, net	1,636
Payor relationships	175,172
Non-compete intangibles	45,191
Other acquired intangibles	113,237
Other assets	116
Goodwill	273,427
Accounts payable and accrued expenses	(140)
Total purchase price, including non-compete intangibles	$611,120

Total revenues attributable to the assets acquired in the University acquisition were approximately $89.3 million and $120.5 million for the three and nine months ended September 30, 2021, respectively. Net income attributable to the assets acquired in the University acquisition was approximately $10.6 million and $26.7 million for the three and nine months ended September 30, 2021, respectively.

HP Enterprises II, LLC and related entities

On June 1, 2020, the Company acquired all of the assets of HP Enterprises II, LLC and related entities (collectively, “Healthy Partners”). The purchase price totaled $195.4 million, of which $149.3 million was paid in cash (including $18.0 million paid to an escrow agent, of which $17.1 million was released on January 13, 2021 and $0.9 million is to be released on June 1, 2022), and $30.0 million in 923,076 Class A-4 Units of Primary Care (ITC) Intermediate Holdings, LLC’s securities. The remaining amount of $16.1 million related to payment reconciliations was held back, and is due no later than five days following January 31, 2022. The physicians entered into employment agreements with the Company which included covenants not to compete. The Company recorded non-compete intangible assets totaling $1.0 million with a weighted-average amortization period of five years.

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

Total revenues attributable to the assets acquired in the Healthy Partners acquisition were approximately $95.0 million and $274.0 million for the three months and nine months ended September 30, 2021, respectively, and approximately $81.1 million and $114.7 million for the three months and nine months ended September 30, 2020, respectively. Net income attributable to the assets acquired in the Healthy Partners acquisition was approximately $15.8 million and $39.1 million for the three months and nine months ended September 30, 2021, respectively, and approximately $7.6 million and $9.8 million for the three months and nine months ended September 30, 2020.

Primary Care Physicians and related entities

On January 2, 2020, the Company acquired all of the assets of Primary Care Physicians and related entities (collectively, “PCP”). The purchase price totaled $60.2 million, of which $53.6 million was paid in cash and $4.0 million was paid in 123,077 Class A-4 Units of Primary Care (ITC) Intermediate Holdings, LLC. The remaining amount includes $1.5 million related to the pay-down of debt, and $1.1 million related to the pay-down of accounts payable and accrued expenses of PCP. The physicians entered into employment agreements with the Company and these agreements included covenants not to compete. The Company recorded non-compete intangible assets totaling $0.8 million with a weighted-average amortization period of three years.

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

Total revenues attributable to the assets acquired in the PCP acquisition were approximately $33.4 million and $33.0 million for the three months ended September 30, 2021 and 2020, respectively, and $78.4 million and $45.6 million for the nine months ended September 30, 2021 and 2020, respectively. Net income attributable to the

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
assets acquired in the PCP acquisition was $4.9 million and $1.7 million for the three months ended September 30, 2021 and 2020, respectively, and $12.9 million and $5.4 million for the nine months ended September 30, 2021 and 2020, respectively.

The net effect of acquisitions to the Company’s assets and liabilities and reconciliation of cash paid for net assets acquired for the nine months ended September 30, 2021 and 2020, including amounts related to acquisitions not disclosed above, was as follows:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Assets Acquired
Accounts receivable	$50,979	$486
Other assets	2,050	433
Property and equipment	3,411	4,011
Goodwill	531,162	89,976
Intangibles	637,537	162,537
Total assets acquired	1,225,139	257,443

Liabilities Assumed
Due to sellers	1,295	16,288
Contingent consideration	47,900	—
Other liabilities	45,783	1,530
Total liabilities assumed	94,978	17,818

Net Assets Acquired	1,130,161	239,625
Issuance of Parent equity in connection with acquisitions	61,500	34,300
Acquisitions of subsidiaries, including non-compete intangibles, net of cash acquired	$1,068,661	$205,325

Pro forma information is not presented for all of the Company’s acquisitions during the three months and nine months ended September 30, 2021 and 2020 as historical financial results were unavailable for all businesses acquired. The following unaudited pro forma financial information summarizes the combined results of operations for the Company and its acquisitions of University and HP, as if the companies were combined as of January 1, 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Revenue	$526,798	$350,976	$1,354,547	$979,355
Net loss	$(40,883)	$(14,398)	$(53,592)	$(8,566)

4.    PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment, net and the related useful lives as of September 30, 2021 and December 31, 2020:

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		As of
(in thousands)		September 30,	December 31,
Assets Classification	Useful Life	2021	2020
Leasehold improvements	Lesser of lease term or 15 years	$33,288	$25,021
Machinery and equipment	3-12 years	14,403	8,288
Automobiles	3-5 years	6,679	4,900
Computer and equipment	5 years	5,950	4,475
Furniture and equipment	3-7 years	3,242	2,390
Construction in progress		19,057	4,155
Total		82,619	49,229
Less: Accumulated depreciation and amortization		(18,463)	(11,103)
Property and equipment, net		$64,156	$38,126

Depreciation expense was $2.7 million and $1.8 million for the three months ended September 30, 2021 and 2020, respectively, and $7.4 million and $4.5 million for the nine months ended September 30, 2021 and 2020, respectively. The Company paid a related party for construction in progress and leasehold improvements totaling $3.2 million and $2.1 million for the three months ended September 30, 2021 and 2020, respectively, and totaling $5.6 million and $5.4 million for the nine months ended September 30, 2021 and 2020, respectively. The Company had $0.1 million due from the related party as of September 30, 2021 and $0.1 million due to the related party as of December 31, 2020, respectively, related to the construction in progress and leasehold improvements. These payments are included in the caption accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

The Company records construction in progress related to vehicles, computer equipment, medical equipment, furniture, and fixtures that have been acquired but have not yet been placed in service as of the reporting date, as well as leasehold improvements currently in progress.

5.    INTANGIBLES, NET

As of September 30, 2021, the Company’s total intangibles, net consisted of the following:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles:
Trade names	$1,409	$(747)	$662
Brand	183,217	(6,286)	176,931
Non-compete	75,626	(8,270)	67,356
Customer relationships	880	(171)	709
Payor relationships	609,322	(25,057)	584,265
Provider relationships	12,242	(1,573)	10,669
Total intangibles, net	$882,696	$(42,104)	$840,592

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

The Company recorded amortization expense of $14.2 million and $3.6 million for the three months ended September 30, 2021 and 2020, respectively, and $23.3 million and $8.2 million for the nine months ended September 30, 2021 and 2020, respectively.

Expected amortization expense for the Company’s existing amortizable intangibles for the next five years, and thereafter, as of September 30, 2021 is as follows:

Year ending December 31,	Amount (in thousands)
Remainder of 2021	$15,075
2022	59,423
2023	57,585
2024	55,644
2025	54,218
Thereafter	598,647
Total	$840,592

6.    CAPITAL LEASE OBLIGATIONS

The Company enters into non-cancellable capital lease agreements with third parties, bearing interest at rates ranging from 4.1% to 12.1%, and expiring through the year 2026. The assets and liabilities under the capital leases are recorded at the present value of the minimum lease payments. The assets are depreciated on a straight-line basis over the shorter of the lease term or the estimated useful lives. The assets under capital leases are included in the accompanying condensed consolidated balance sheets as property and equipment, net, with a gross asset value of $4.7 million and $4.2 million, and accumulated depreciation of $1.5 million and $1.5 million, as of September 30, 2021 and December 31, 2020, respectively. The depreciation of capital leases is included in depreciation and amortization.

Future minimum lease payments under the capital leases as of September 30, 2021 are due as noted below:

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Year ending December 31,	Amount (in thousands)
Remainder of 2021	$307
2022	1,151
2023	819
2024	514
2025	76
2026	25
Total minimum lease payments	2,892
Less: amount representing interest	(327)
Total capital lease obligations	2,565
Less: current maturities	(1,006)
Total long-term capital lease obligations	$1,559

Future minimum lease payments under the capital leases as of December 31, 2020 are due as noted below:

Year ending December 31,	Amount (in thousands)
2021	$1,038
2022	919
2023	586
2024	271
Total minimum lease payments	2,814
Less: amount representing interest	(358)
Total capital lease obligations	2,456
Less: current maturities	(876)
Total long-term capital lease obligations	$1,580

7.    EQUIPMENT LOANS

The Company has entered into various equipment loans to finance the purchases of property and equipment. Equipment loans were as follows as of September 30, 2021 and December 31, 2020:

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of,
(in thousands)	September 30, 2021	December 31, 2020
Notes payable bearing interest at 17.2%; due July 2022, secured by certain property and equipment	$28	$51
Notes payable bearing interest at 12.5%, 12.8%, and 11.0%; all due June 2023, all secured by certain property and equipment	41	82
Notes payable bearing interest at 10.7%; due June 2023, secured by certain property and equipment	60	58
Notes payable bearing interest at 7.2%; due April 2025, secured by certain property and equipment	78	92
Notes payable bearing interest at 4.2%; due December 2024, secured by certain property and equipment	746	904
Notes payable bearing interest at 3.4%; due March 2026, secured by certain property and equipment	1,014	—
Total equipment loans	1,967	1,187
Less: Current portion	(513)	(314)
Total equipment loans, net of current portion	$1,454	$873

8.    CONTRACT LIABILITIES

As further explained in Note 13, “Related Party Transactions”, in the third quarter of 2020, the Company entered into an agreement with Humana under which they receive administrative payments in exchange for providing care coordination services at Humana Affiliate Provider (“HAP”) clinics over the term of such agreement. The Company’s contract liabilities balance related to these payments from Humana was $6.5 million and $5.3 million as of September 30, 2021 and December 31, 2020, respectively. The short-term portion is recorded in deferred revenue and the long-term portion is recorded in deferred revenue, net of current portion. The Company recognized $0.4 million and $1.0 million in revenue from contract liabilities recorded during the three months and nine months ended September 30, 2021, respectively.

A summary of significant changes in the contract liabilities balance during the period is as follows:

(in thousands)	For the three months ended September 30, 2021
Balance as at June 30, 2021	$5,936
Increases due to amounts collected	990
Revenues recognized from current period increases	(413)
Balance as at September 30, 2021	$6,513

(in thousands)	For the nine months ended September 30, 2021
Balance as at January 1, 2021	$5,265
Increases due to amounts collected	2,290
Revenues recognized from current period increases	(1,042)
Balance as at September 30, 2021	$6,513

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Of the September 30, 2021 contract liabilities balance, the Company expects to recognize as revenue $0.5 million in the remainder of 2021, $1.9 million in 2022, $1.9 million in 2023, $1.8 million in 2024, and $0.4 million in 2025.

9.    LONG-TERM DEBT

The Company’s notes payable were as follows as of September 30, 2021 and December 31, 2020:

Long-Term Debt	As of,
(in thousands)	September 30, 2021	December 31, 2020
Term loan 3	$252,531	$480,000
Term loan 4	293,525	—
Term loan 5	100,000	—
Senior Notes	300,000	—
Less: Current portion of notes payable	(6,493)	(4,800)
	939,563	475,200
Less: debt issuance costs	(23,452)	(18,455)
Notes payable, net of current portion	$916,111	$456,745

Credit Facilities

Pursuant to a Credit Agreement with Credit Suisse and the other lenders party thereto (the “Credit Agreement”), the Company has entered into senior secured term loans (together with the revolving line of credit, the "Credit Facilities"). Obligations under the Credit Facilities are secured by substantially all of the Company’s assets. The Credit Facilities contain a financial maintenance covenant (which is for the benefit of the lenders under the revolving line of credit only), requiring the Company to not exceed a total first lien secured net debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio, which is tested quarterly only if the Company has exceeded a certain amount drawn under its revolving line of credit. As of September 30, 2021, the financial covenant did not apply.

Term Loan 1

On December 23, 2016, the Company entered into Term Loan 1, which bore interest at a variable rate equal to LIBOR plus an applicable margin (7.5% as of extinguishment on November 23, 2020). Beginning on March 31, 2017, the Company was required to make quarterly principal payments, which escalated every two years, with the final payment due on June 2, 2025.

Term Loan 1 was prepaid by the Company on November 23, 2020, which resulted in the Company’s legal relief from all obligations under Term Loan 1. The Company’s prepayment of Term Loan 1 consisted of a cash payment to the lender for (1) the outstanding principal, (2) the outstanding accrued interest, and (3) legal and prepayment fees.

Term Loan 2

On June 1, 2020, the Company entered into a term loan agreement with another lender for $130.0 million. Borrowings under Term Loan 2 bore cash interest at a rate of 5.0%, payable quarterly, in addition to interest paid in-kind ("PIK") of 11.5% per annum. Principal and PIK interest were due on December 1, 2022.

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Term Loan 2 contained specific features that required the Company to pay the lender a make-whole amount in the event of a change in control of the Company or the issuance of additional debt by the Company (each a “make-whole event”). The make-whole amount was calculated as the present value of the scheduled interest between the date of a make-whole event and December 1, 2021 by utilizing a discount rate per annum equal to the United States Treasury securities rate three days prior to the date of the make-whole event plus 0.5%. These features met the criteria to be bifurcated from the host agreement as embedded derivatives under the guidance in ASC 815. At the time the Company entered into Term Loan 2, the likelihood of a make-whole event was deemed more than remote, and the Company determined these features contained substantial value to the lender. As such, the derivatives were bifurcated from the host agreement and recorded at the fair value on June 1, 2020 of $51.3 million. The embedded derivatives and the host agreement together represented the combined principal and interest obligations of the Company to the lender. The Company presented the embedded derivatives together with the debt obligation in the condensed consolidated balance sheets. The change in fair market value on embedded derivatives was $5.1 million for the three months ended September 30, 2020 and $5.4 million for the nine months ended September 30, 2020, and was recorded under the caption change in fair value of embedded derivative in the accompanying condensed consolidated statements of operations.

Term Loan 2 was prepaid by the Company on November 23, 2020, which resulted in the Company’s legal relief from all obligations under Term Loan 2. The Company’s prepayment of Term Loan 2 consisted of a cash payment to the lender for (1) the outstanding principal, (2) the outstanding accrued interest, and (3) legal and prepayment fees.

Term Loan 3

In conjunction with the Business Combination with Jaws, the Company entered into the Credit Agreement with Credit Suisse and the other lenders party thereto on November 23, 2020 under which Credit Suisse and the other lenders party thereto committed to extend credit to the Company in the initial amount of $685.0 million. The Credit Agreement initially consisted of (1) an initial term loan in the amount of $480.0 million (the “Initial Term Loan”), (2) delayed draw term loans (the “Delayed Draw Term Loans”) up to the aggregate amount of $175.0 million (the “Delayed Draw Term Commitments”), and (3) an initial revolving credit facility in the amount of $30.0 million (the “Initial Revolving Facility”).

On issuance, Term Loan 3 represented the principal amount of $480.0 million funded to the Company on November 23, 2020 by Credit Suisse and the other lenders. The Delayed Draw Term Commitments represented commitments from Credit Suisse and the other lenders to provide an aggregate amount of $175.0 million in additional term loans to the Company after November 23, 2020. As of September 30, 2021, the Company had fully drawn upon the Delayed Draw Term Commitments, and the $175.0 million of Delayed Draw Term Loans were combined with the Initial Term Loan into a single class of borrowings.

The Company is required to pay a commitment fee per annum (the “DDTL Ticking Fee”) on the unfunded Delayed Draw Term Commitments, depending on the days elapsed after December 15, 2020 (the “Ticking Fee Start Date”). The DDTL Ticking Fee is calculated on a 360-day year and payable in arrears on the last business day of each calendar quarter. The DDTL Ticking Fee is calculated as follows:

•No fee for the period commencing on the Ticking Fee Start Date until the date occurring 30 days thereafter.
•50% of the applicable margin for Delayed Draw Term Loans maintained as Eurodollar borrowings for the period commencing on the 31st day after the Ticking Fee Start Date until the date occurring 60 days after the Ticking Fee Start Date.

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
•100% of the applicable margin for Delayed Draw Term Loans maintained as Eurodollar borrowings for the period commencing on the 61st day after the Ticking Fee Start Date thereafter.

The Initial Term Loan and the Delayed Draw Term Loans are subject to principal amortization repayments due on the last business day of each calendar quarter equal to 0.25% of the initial principal amount funded outstanding for the Initial Term Loan and each Delayed Draw Term Loan, as applicable, based on the funding date of each Delayed Draw Term Loan if and when issued. Amortization payments commenced on March 31, 2021. The outstanding amount of unpaid principal and interest associated with the Initial Term Loan and the Delayed Draw Term Loans is due on the maturity date of November 23, 2027. Prior to the maturity date, the Company may elect to prepay, in whole or in part, the Initial Term Loan and Delayed Draw Term Loans at any time without premium or penalty, other than in connection with certain repricing transactions and customary breakage costs.

The Company is also subject to mandatory prepayments on the Initial Term Loan and Delayed Draw Term Loans based on the occurrence of certain events after November 23, 2020 including, (1) an amount equal to a percentage between 50% and 0% of excess cash flow for the fiscal year ending December 31, 2021 and each subsequent fiscal year based on the Company’s first lien net leverage ratio (calculated as total consolidated debt secured by a first lien on any collateral, net of restricted cash. divided by consolidated Adjusted EBITDA (as defined in the Credit Agreement)) at the last day of the applicable fiscal year due only if and to the extent such calculated amount is greater than $3 million, (2) an amount equal to 100% of the net proceeds received in excess of $3 million individually in any fiscal year, or $10 million in the aggregate, pertaining to the disposition of assets that are not reinvested in assets useful to the Company’s business within 18 months of the disposition date, (3) an amount equal to 100% of the net proceeds received from the issuance of non-permitted indebtedness that is not intended to refinance the Credit Agreement with Credit Suisse, and (4) $400.0 million of the net cash proceeds received in a private placement of Class A common stock of the Company after the Business Combination with Jaws.

The Company maintains the right to choose between an applicable base rate (“ABR”) borrowing or a Eurodollar borrowing prior to the issuance of all credit by Credit Suisse and the other lenders. Interest is calculated on a 360-day year, or a 365-day year when Credit Suisse’s prime rate is utilized in an ABR borrowing, payable in arrears on the last business day of each calendar quarter (or, with respect to Eurodollar borrowings, on the last day of the applicable interest period, or, if the interest period is greater than three months, in three month intervals), and payable in arrears on the maturity date of each borrowing.

ABR borrowings are subject to interest at a rate per annum equal to (1) the greatest of (a) Credit Suisse’s prime rate in effect on such day, (b) the funds effective rate issued by the Federal Reserve Bank of New York in effect on such day plus 0.5%, (c) the LIBOR rate for a one month interest period on such day, as adjusted via multiplication by the Credit Suisse’s statutory reserve rate and subject to a floor of 0.75% on the adjusted rate only for the Initial Term Loan and the Delayed Draw Term Loans, plus 1%, and (d) solely with respect to the Initial Term Loans and Delayed Draw Term Loans, 1.75%, plus (2) the applicable rate of (a) 3.75% from between November 23, 2020 to the Closing Date of the Business Combination and (b) 3.5% after the Closing Date of the Business Combination, provided that if the Company achieves a public corporate rating from Standard and Poor's ("S&P") of at least B and a public credit rating from Moody’s Investors Service ("Moody's") of at least B2, then for as long as such ratings remain in effect, a rate of 3.25% shall be applicable.

Eurodollar borrowings are subject to interest at a rate per annum equal to (1) the LIBOR rate for a one month interest period on such day, as adjusted via multiplication by the Credit Suisse’s statutory reserve rate and subject to a floor of 0.75% on the adjusted rate only for the Initial Term Loan and the Delayed Draw Term Loans, plus (2) the applicable rate of (a) 4.75% and (b) 4.5% after the Closing Date of the Business Combination, provided that if the Company achieves a public corporate rating from S&P of at least B and a public credit rating from

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Moody’s of at least B2, then for as long as such ratings remain in effect, a rate of 4.25% shall be applicable. Prior to November 23, 2020, the Company elected to treat the Initial Term Loan and the Initial Revolving Facility as Eurodollar borrowings. As of September 30, 2021, the stated interest rate for the Initial Term Loan and the Initial Revolving Facility was 5.25% and the effective interest rate for the Initial Term Loan was 5.74%. As of September 30, 2021, the Company’s Term Loan 3 bore interest of 5.25%.

Following the close of the Business Combination, the Company triggered the mandatory prepayment of $400.0 million of the outstanding principal on Term Loan 3 from the net cash proceeds received from the PIPE financing. The Company’s partial extinguishment of this Term Loan consisted of a cash payment to the lender for (1) $400.0 million of the outstanding principal amount, and (2) the outstanding accrued interest in the amount of $0.7 million. The Company recorded a loss on extinguishment of debt of $13.2 million in the nine months ended September 30, 2021, which related to unamortized debt issuance costs. The $400.0 million mandatory prepayment was made without premium or penalty.

On September 30, 2021, the Company and Credit Suisse amended Term Loan 3 to increase the Initial Revolving Facility by an additional $30.0 million.

As of September 30, 2021, no loans were drawn under the Initial Revolving Facility and its available balance was $56.2 million. As of September 30, 2021, the Company had two letters of credit outstanding in favor of two third parties in the amounts of $0.9 million and $2.9 million, respectively. As of December 31, 2020, no amounts were drawn from the Initial Revolving Facility and its available balance was $30.0 million. As of December 31, 2020, no letters of credit were issued. As of September 30, 2021, the Initial Revolving Facility bore interest at, and issued letters of credit were subject to fees equal to, the London Interbank offered rate (“LIBOR”) plus 4.5%.

Term Loan 4

On June 11, 2021, the Company entered into an amendment to the Credit Agreement with Credit Suisse and the other lenders for a principal amount of $295.0 million (“Term Loan 4”), subject to the same terms (including interest rate and maturity date) as Term Loan 3 above. The terms of the Term Loan 4, including interest rate and maturity, are equivalent to the terms of the Term Loan 3, and the Term Loan 3 and the Term Loan 4 form a single tranche of term loans under the Credit Agreement,

Term Loan 5

On September 30, 2021, the Company amended its Credit Agreement with Credit Suisse and the other lenders by adding an incremental term loan for a principal amount of $100.0 million (“Term Loan 5”), subject to the same terms (including interest rate and maturity date) as Term Loans 3 and 4 above. The terms of the Term Loan 5, including interest rate and maturity, are equivalent to the terms of the Term Loan 3 and the Term Loan 4, and the Term Loan 3, the Term Loan 4 and the Term Loan 5 form a single tranche of term loans under the Credit Agreement.

Term Loan 5 was issued with debt issuance costs of $1.0 million, which are included in the caption notes payable, net of current portion and debt issuance costs in the accompanying condensed consolidated balance sheets. The Company also incurred $0.1 million of third-party professional fees related to the issuance of Term Loan 5, which are included in the caption selling, general, and administrative expenses in the accompanying condensed consolidated statements of operations.

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Bridge Loan

On July 2, 2021, the Company entered into a Bridge Loan Agreement (the "Bridge Loan Agreement") for a principal amount of $250.0 million ("Bridge Loan") to finance a business acquisition. Pursuant to the Bridge Loan Agreement, the Bridge Loan bore interest, payable quarterly in arrears (or, with respect to Eurodollar borrowings, on the last day of the applicable interest period, or, if the interest period is greater than three months, in three month intervals), at a rate equal to adjusted LIBOR plus 6.5% per annum, or 6.65%. Principal on the Bridge Loan is scheduled to mature on July 2, 2028.

The Bridge Loan was issued with debt issuance costs of $3.5 million, which fully amortized during the three months ended September 30, 2021 and is included in the caption interest expense in the accompanying condensed consolidated statements of operations.

On September 30, 2021, following the issuance of the Senior Notes, the Company repaid the Bridge Loan in full, consisting of (1) $250.0 million of principal and (2) $4.2 million of outstanding accrued interest.

Senior Notes

On September 30, 2021, the Company issued senior unsecured notes for a principal amount of $300.0 million (the "Senior Notes") in a private offering. Proceeds from the Senior Notes were used to repay the $250.0 million Bridge Loan in full. The Senior Notes bear interest at 6.25% per annum, payable semi-annually on April 1st and October 1st of each year, commencing April 1, 2022. As of September 30, 2021, the effective interest rate of the Senior Notes was 6.65%. Principal on the Senior Notes is due in full on October 1, 2028. The Senior Notes are not subject to any amortization payments.

Prior to October 1, 2024, the Company may redeem some or all of the notes at a price equal to 100% of the principal amount redeemed, plus accrued and unpaid interest, plus a make-whole premium. Prior to October 1, 2024, the Company may also redeem up to 40% of the aggregate principal amount of the notes with the net cash proceeds of certain equity offerings, at a redemption price of 106.25%, plus accrued and unpaid interest. On or after October 1, 2024, the Company may redeem some or all of the Notes at a redemption price of 100% - 103.13%, plus accrued and unpaid interest, depending on the date that the Senior Notes are redeemed.

The Senior Notes were issued with debt issuance costs of $6.8 million, which are included in the caption notes payable, net of current portion and debt discount in the accompanying condensed consolidated balance sheets.

The following table sets forth the Company’s future principal payments as of September 30, 2021, assuming another mandatory prepayment does not occur:

(in millions)
Year ending December 31,	Amount
Remainder of 2021	$1,623
2022	6,493
2023	6,493
2024	6,493
2025	6,493
Thereafter	918,461
Total	$946,056

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As of September 30, 2021 and December 31, 2020, the balance of debt issuance costs totaled $24.2 million and $24.9 million, respectively, and were being amortized into interest expense over the life of the loan using the effective interest method. Of the balance as of September 30, 2021, $23.5 million was related to Term Loan 3, Term Loan 4, Term Loan 5, and the Senior Notes reflected as a direct reduction to the long-term debt balances, while the remaining $0.7 million was related to the Initial Revolving Facility, and reflected in prepaid expenses and other current assets. For the three and nine months ended September 30, 2021, the Company recognized interest expense of $16.0 million and $36.4 million, respectively, of which $4.0 million and $7.7 million were related to amortization of debt issuance costs.

For the three and nine months ended September 30, 2020, the Company recognized interest expense of $12.3 million and $21.7 million, respectively, of which $3.0 million and $3.9 million were related to the amortization of debt issuance costs.

10.    DUE TO SELLERS

The amounts due to sellers as of September 30, 2021 and December 31, 2020 were $24.9 million and $41.1 million, respectively. Included in the due to sellers balance, there are amounts recorded as part of the initial purchase price of acquisitions in 2021 and in prior years, including accrued interest and accrued bonuses payable to various sellers as part of their respective employment agreements, as well as other amounts due to sellers. The amount due to sellers was $16.4 million, and the total bonuses owed to sellers were $8.5 million, as of September 30, 2021. The amount due to sellers was $34.5 million, and the total bonuses owed to sellers were $6.6 million, as of December 31, 2020.

Total bonus charges to various sellers as part of their respective provider employment agreements amounted to a total of $2.5 million and $6.2 million for the three months and nine months ended September 30, 2021, respectively. These charges are included within the caption transaction costs and other within the accompanying condensed consolidated statements of operations.

11.    FAIR VALUE MEASUREMENTS

ASC 820, "Fair Value Measurements and Disclosures", provides the framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The three levels of the fair value hierarchy under the accounting standard are described as follows:

•Level 1    Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.
•Level 2    Inputs to the valuation methodology include:
•quoted prices for similar assets or liabilities in active markets;
•quoted prices for identical or similar assets or liabilities in inactive markets;
•inputs other than quoted prices that are observable for the asset or liability;
•inputs that are derived principally from or corroborated by observable market data by correlation or other means.

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

•Level 3    Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The carrying amounts of financial instruments including cash, accounts receivable, accounts payable, accrued liabilities, due to sellers and short-term borrowings approximate fair value due to the short maturities of such instruments. The fair value of the Company’s debt using Level 2 inputs was approximately $944.0 million and $474.0 million as of September 30, 2021 and December 31, 2020, respectively.

The following is a description of the valuation methodology used for liabilities measured at fair value.

Contingent Consideration: Consideration is earned by the sellers of two of the Company’s historical acquisitions based on the Company completing acquisitions of various targets specified at the time that business was acquired. The consideration is valued at fair value applying a Scenario Based method. The fair value considers transactions with the specified targets where a letter of intent is signed no later than September 30, 2021 and the acquisition is expected to be closed by December 31, 2021. The probability weighted average takes the probability of a given deal meeting this criteria and 20% of the preliminary consideration, discounted to present value using a risk-free/credit risk rate of 7.0%.

On August 11, 2021, the Company issued 2,720,966 shares of Class A common stock (the “escrowed shares”) to the escrow agent, on behalf of the seller, as part of the consideration in connection with an acquisition. The amount of shares was based on a $30.0 million purchase price divided by the average share price of the Company during the twenty consecutive trading days preceding the closing date of the transaction. The shares were deposited in escrow and will be released to the seller upon the satisfaction of certain performance metrics in 2022 and 2023. The final number of escrowed shares will be calculated by multiplying the initial share amount by an earned share percentage in accordance with the purchase agreement and subtracting any forfeited indemnity shares. The fair value of this contingent consideration is determined using a Monte-Carlo simulation model. These inputs are used to calculate the pay-off amount per the agreement which is then discounted to present value using the risk-free rate and the Company’s cost of debt.

The preceding methods described may produce fair value calculations that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

There was a decrease of $3.9 million and $4.2 million in the fair value of the contingent consideration during the three and nine months ended September 30, 2021, respectively, recorded in transaction costs and other in the consolidated statement of operations.

Embedded Derivative: In calculating the valuation of the embedded derivative, the Company considered the present value of the cash flows over the term of the debt agreement as impacted by (1) the probability of a debt

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
issuance or a change in control event occurring that would trigger a prepayment penalty to the lender, (2) the market interest rate of the debt agreement without the embedded derivative, and (3) the interest rate premium associated with the embedded derivative. The embedded derivative was entered into on June 1, 2020 in connection with embedded features attached to Term Loan 2 and subsequently derecognized on November 23, 2020 when the Company refinanced its debt. The recurring Level 3 fair value measurements of the embedded derivative liability included the following significant unobservable inputs as of June 1, 2020 and September 30, 2020:

	Range as of
Unobservable Input	June 1, 2020	September 30, 2020
Probability of change of control	90%	80%
Probability of issuance of debt	5%	15%
Expected date of event	Fourth Quarter 2020	Fourth Quarter 2020
Discount rate	39%	38%

The change in fair value of the embedded derivative of $5.1 million and $5.4 million was recorded during the three months and nine months ended September 30, 2020, respectively, and was included within change in fair value of embedded derivative. As noted in Note 9, "Long-Term Debt", the embedded derivative was derecognized as a result of the refinancing that took place on November 23, 2020.

Warrant Liabilities: As of June 3, 2021, the Closing Date of the Business Combination, and September 30, 2021, there were 23.0 million Public Warrants and 10.53 million Private Placement Warrants outstanding. The Company classifies its Public Warrants and Private Placement Warrants as liabilities in accordance with ASC 815 and measures them at fair value on a recurring basis. The Company’s valuation of the warrant liabilities utilized a binomial lattice in a risk-neutral framework (a special case of the Income Approach). The fair value of the Public Warrants and Private Placement Warrants utilized Level 1 and 3 inputs, respectively. The Private Placement Warrants are based on the significant inputs not observable in the market as of June 3, 2021 and September 30, 2021.

The following table provides quantitative information regarding the Level 3 inputs used for the fair value measurements of the warrants liabilities:

	As of
Unobservable Input	June 3, 2021	September 30, 2021
Exercise price	$11.50	$11.50
Stock price	$14.75	$12.68
Term (years)	5.0	4.7
Volatility	37.1%	—%
Risk free interest rate	0.8%	0.9%
Dividend yield	None	None
Public warrant price	None	$4.13

The following table sets forth by level, within the fair value hierarchy, the Company’s liabilities measured at fair value on a recurring basis as of September 30, 2021:

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities measured at fair value on a recurring basis:
Contingent consideration	$46,706	$—	$—	$46,706
Public Warrant Liabilities	94,990	94,990	—	—
Private Placement Warrant Liabilities	43,503	—	—	43,503
Total Liabilities	$185,199	$94,990	$—	$90,209

There was an increase of $10.1 million and a decrease of $2.4 million in the fair value of the Public Warrant Liabilities during the three and nine months ended September 30, 2021, and an increase of $4.5 million and a decrease of $22.2 million in the fair value of the Private Placement Warrant Liabilities during the three and nine months ended September 30, 2021, respectively. The change in fair value of the warrant liabilities is recorded within the Change in fair value of warrant liabilities caption.

The following table sets forth by level, within the fair value hierarchy, the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2020:

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

Activity of the assets and liabilities measured at fair value using significant unobservable inputs was as follows:

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value Measurements
	For the three months ended September 30,
	2021	2020
Opening balance as at July 1,	$136,190	$75,800
Change in fair value of embedded derivative	—	5,138
Change in fair value of contingent consideration	(3,940)	—
Contingent consideration recognized due to acquisitions	38,300	—
Change in fair value of warrants	14,649	—
Contingent consideration reclassified to due to seller	—	(16,059)
Contingent consideration payments	—	(3,000)
Closing balance as at September 30,	$185,199	$61,879

	Fair Value Measurements
	For the nine months ended September 30,
	2021	2020
Opening balance as at January 1,	$5,172	$23,429
Embedded derivative recognized under Term Loan 2	—	51,328
Change in fair value of embedded derivative	—	5,444
Change in fair value of contingent consideration	(4,152)	—
Contingent consideration recognized due to acquisitions	47,900	2,695
Warrants acquired in the Business Combination	163,058	—
Change in fair value of warrants	(24,565)	—
Contingent consideration reclassified to due to seller	—	(16,059)
Contingent consideration settled through equity	—	(1,958)
Contingent consideration payments	(2,214)	(3,000)
Closing balance as at September 30,	$185,199	$61,879

12.     VARIABLE INTEREST ENTITIES

The Physicians Groups were established to employ healthcare providers, to contract with managed care payors, and to deliver healthcare services to patients in the markets that the Company serves. The Company evaluated whether it has a variable interest in the Physicians Groups, whether the Physicians Groups are VIEs, and whether the Company has a controlling financial interest in the Physicians Groups. The Company concluded that it has variable interests in the Physicians Groups on the basis of each respective Master Service Agreement (“MSA”), which provides office space, consulting services, managerial and administrative services, billing and collection, personnel services, financial management, licensing, permitting, credentialing, and claims processing in exchange for a service fee and performance bonuses payable to the Company. Each respective MSA transfers substantially all the residual risks and rewards of ownership to the Company. The Physicians Groups’ equity at risk, as defined by U.S. GAAP, is insufficient to finance its activities without additional support, and therefore, the Physicians Groups are considered VIEs, and are not affiliates of the Company.

In order to determine whether the Company has a controlling financial interest in the Physicians Groups, and thus, whether the Company is the primary beneficiary, the Company considered whether it has i) the power to

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
direct the activities that most significantly impact the Physicians Groups’ economic performance and ii) the obligation to absorb losses of the entities that could potentially be significant to it or the right to receive benefits from the Physicians Groups that could potentially be significant to it. The Company concluded that it may unilaterally remove the physician owners of the Physicians Groups at its discretion and is therefore considered to hold substantive kick-out rights over the decision maker of the Physicians Groups. Under each MSA, the Company is entitled to a management fee and a performance bonus that entitle the Company to substantially all of the residual returns or losses and is exposed to economics which could be significant to it. As a result, the Company concluded that it is the primary beneficiary of the Physicians Groups and therefore, consolidates the balance sheets, results of operations, and cash flows of these entities. The Company performs a qualitative assessment on an ongoing basis to determine if it continues to be the primary beneficiary.

The table below illustrates the aggregated VIE assets and liabilities and performance for the Physicians Groups:

	As of,
(in thousands)	September 30, 2021	December 31, 2020
Total Assets	$30,483	$8,182
Total Liabilities	$23,234	$12,371

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Total revenue	$12,321	$79	$14,621	$79
Operating expenses:
Third-party medical costs	8,582	—	8,582	—
Direct patient expense	2,413	295	5,203	295
Selling, general and administrative expenses	7,277	1,125	12,540	1,324
Depreciation and amortization expense	353	—	860	—
Total operating expenses	18,625	1,420	27,185	1,619
Net loss	$(6,304)	$(1,341)	$(12,564)	$(1,540)

There are no restrictions on the Physicians Groups' assets or on the settlement of their liabilities. The assets of the Physicians Group can be used to settle obligations of the Company. The Physicians Groups are included in the Company’s creditor group; thus, creditors of the Company have recourse to the assets owned by the Physicians Groups. There are no liabilities for which creditors of the Physicians Groups do not have recourse to the general credit of the Company. There are no restrictions placed on the retained earnings or net income of the Physicians Groups with respect to potential future distributions.

13.    RELATED PARTY TRANSACTIONS

Advisory Services Agreement

In December 2016, the Company and InTandem Capital Partners, LLC (“InTandem”) entered into an advisory services agreement whereby InTandem owned the majority voting and equity interest in Cano Health's Parent, Primary Care (ITC) Holdings, LLC, and provided financial and management consulting services to the

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Company. Services provided included, but were not limited to (i) corporate strategy, (ii) legal advice, (iii) acquisitions and divestitures strategies, and (iv) debt and equity financings. InTandem was entitled to an annual fee equal to the greater of $0.3 million or 2% of EBITDA for the prior calendar year plus out-of-pocket expenses. In the event the Company completes an acquisition or is sold, an advisory fee of 2% of the enterprise value, as defined, would be due to InTandem. In addition, upon payment, an advisory fee equal to 2% of the deferred payment would be due to InTandem. In accordance with the terms of agreement, the advisory services agreement was terminated upon the consummation of the Business Combination disclosed in Note 1, “Nature of Business and Operations”.

Pursuant to the advisory services agreement, the Company incurred expenses which are included in the condensed consolidated statements of operations. The Company did not incur any related party transaction costs during the three months ended September 30, 2021 and 2020, respectively, and incurred related party transaction costs of approximately $1.5 and $5.4 million during the nine months ended September 30, 2021 and 2020, respectively, which are included in the transaction costs and other caption. The Company also incurred approximately $0.2 million during the three and nine months ended September 30, 2020, respectively, which is included in the selling, general, and administrative expenses caption. As of September 30, 2021 and December 31, 2020, no balance and an immaterial balance was owed to InTandem pursuant to this agreement, respectively.

Administrative Service Agreement

On April 23, 2018, the Company entered into an Administrative Service Agreement with Dental Excellence Partners, LLC, which merged with four other entities. Dental Excellence Partners, LLC also licensed the Cano Dental trademark from the Company. The administrative fee is a monthly fixed amount per office for providing comprehensive management and related administrative services to the dental practices. During April 2019, the Company entered into an amendment to this agreement and modified the administrative fee. The Company and Dental Excellence Partners, LLC terminated the Administrative Service Agreement in December 2020, effective immediately.

The Company recognized income from this agreement of approximately $0.1 million and $0.4 million during the nine months ended September 30, 2021 and 2020, and $0.1 million during the three months ended September 30, 2020, which was recorded within the caption fee-for-service and other revenues in the accompanying condensed consolidated statements of operations. As of December 31, 2020, an immaterial amount was due to the Company in relation to these agreements and recorded in the caption accounts receivable.

As part of this agreement, the Company agreed to have Dental Excellence Partners, LLC provide dental services for managed care members of the Company. The Company was charged approximately $1.2 million and $1.6 million during the nine months ended September 30, 2021 and 2020, and $0.7 million during the three months ended September 30, 2020 for these services. As of December 31, 2020, no balance was due to Dental Excellence Partners, LLC.

Dental Service Agreement

During 2019, the Company entered into a dental service agreement with Care Dental Group, LLC (“Belen Dental”), whereby the Company agreed to pay Belen Dental $15 per member per month, for each Medicare Advantage (“MA”) patient that is identified by the Company on a monthly enrollment roster to receive care at the legacy Belen Medical Centers. During the three months ended September 30, 2021, no payments were made and during the three months ended September 30, 2020 the Company paid Belen Dental approximately $0.3 million, in relation to this agreement. During the nine months ended September 30, 2021 and 2020, the Company paid Belen Dental approximately $0.3 million and $0.5 million, respectively, pursuant to this agreement.

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Humana Relationships

In 2020, Cano Health and its Parent, Primary Care (ITC) Holdings, LLC, entered into multi-year agreements with Humana and its affiliates whereby the Parent entered into a note purchase agreement with Humana for a convertible note due October 2022 with an aggregate principal amount of $60.0 million. The note accrued interest at a rate of 8.0% per annum through March 2020 and 10.0% per annum thereafter, payable in kind. The note was convertible to Class A-4 units of the Parent at the option of Humana in the event the Parent and affiliates seek to consummate a sale transaction and could be settled in cash at the option of Humana. Accordingly, the note was converted and settled in cash upon the consummation of the Business Combination. Prior to the consummation of the Business Combination, Cano Health was not subject to any obligations under the convertible note, including payments of principal, interest, or fees under the terms of the instrument. As such, this instrument does not represent debt of the Company. Humana is not a related party subsequent to the Business Combination on June 3, 2021 due to the repayment of the note.

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

The multi-year agreements also contain an arrangement for a license fee that is payable by the Company to Humana for the Company’s use of Humana owned or leased facilities to provide health care services. The agreement prohibits Cano from using the clinics for plans not sponsored by Humana. The license fee is a reimbursement to Humana for its costs of owning or leasing and maintaining the clinics, including rental payments, maintenance or repair expenses, equipment expenses, special assessments, cost of upgrades, taxes, leasehold improvements, and other expenses identified by Humana. The Company has not paid license fees to Humana during the nine months ended September 30, 2021. The license, deferred revenue and deferred rent liability to Humana totaled $13.5 million as of December 31, 2020 while Humana was a related party. The Company also recorded $0.5 million in operating lease expense related to its use of Humana clinics in the nine months ended September 30, 2021 prior to repaying the note and while Humana was a related party.

Prior to entering into the agreements, the Company had existing payor relationships with Humana related to existing revenue arrangements within the Company. For the period that Humana was a related party to the Company, the Company recognized in its condensed consolidated statements of operations revenue from Humana, including its subsidiaries, of $131.9 million and $239.7 million for the three and nine months ended September 30, 2020, respectively, and $335.9 million for the nine months ended September 30, 2021. The Company recognized third-party medical expenses of and $90.2 million and $167.1 million for the three and nine months ended September 30, 2020, respectively, and $249.8 million for the nine months ended September 30, 2021.

Operating Leases

The Company leases several offices and medical spaces from certain employees and companies that are controlled by certain equity holders of Primary Care (ITC) Holdings, LLC. Monthly rent expense in aggregate totaled approximately $0.7 million and $0.7 million for the three months ended September 30, 2021 and 2020, respectively, and $2.1 million and $2.0 million for the nine months ended September 30, 2021 and 2020, respectively. These operating leases terminate through September 2024.

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

General Contractor Agreements

As of December 31, 2018, the Company has entered into various general contractor agreements with a company that is controlled by a family member of the Chief Executive Officer of the Company to perform leasehold improvements at various Company locations as well as various repairs and related maintenance as deemed necessary. Payments made pursuant to the general contractor agreements as well as amounts paid for repairs and maintenance to this related party totaled approximately $3.2 million and $2.1 million for the three months ended September 30, 2021 and 2020, respectively, and $5.6 million and $5.3 million for the nine months ended September 30, 2021 and 2020, respectively.

Other Related Party Transactions

The Company made payments to various related parties in relation to logistic software, medical supplies, housekeeping, and moving costs. During the three months ended September 30, 2021 and 2020 the Company paid approximately $0.4 million and $0.1 million, respectively, to such parties. During the nine months ended September 30, 2021 and 2020 the Company paid approximately $0.9 million and $0.4 million, respectively, to such parties.

On April 23, 2018, the Company advanced funds to an affiliated company, Dental Excellence Partners, LLC, in the amount of $4.5 million. The loan agreement calls for monthly interest-only payments to be received beginning May 1, 2018, and the entire outstanding principal balance shall be due and payable in full on April 23, 2023. The note receivable bears interest at 7.0%. For the three months and nine months ended September 30, 2020, the Company recognized $0.0 million and $0.2 million, respectively, of interest income related to this loan agreement. On December 17, 2020, Dental Excellence Partners made an early repayment of the outstanding balance to the Company. In connection with the early repayment, the Company wrote off $0.5 million, $0.4 million of which was due under the Administrative Service Agreement and $0.1 million was due for other services provided.

Additionally, during the year ended December 31, 2018, two executives of Cano Health obtained shares of the former Parent, Primary Care (ITC) Holdings, LLC, for a total amount of $0.4 million. As part of this transaction, the two executives paid cash and entered into promissory notes with the Parent in order to acquire the shares. On May 25, 2018, the first promissory note was obtained in the amount of $0.1 million, payable on May 25, 2026 with a fixed annual interest rate of 2.8%. On August 24, 2018, the second promissory note was obtained from the Company in the amount of $0.05 million, with a fixed annual interest rate of 2.8%. The loan and interest receivable was scheduled to be due on August 24, 2025. As of September 30, 2021, both of the promissory notes were paid in full.

14.    EQUITY-BASED COMPENSATION

2017 Profits Interest Units Plan

On September 30, 2017, the former Parent’s Limited Liability Agreement (“LLC Agreement”) created class B units, called Profit Interest Units (“PIU”), to provide additional incentives to attract and retain qualified, competent employees for the Company. All grants of PIUs vested upon the closing of the Business Combination on June 3, 2021 and resulted in an expense of $1.0 million recorded in the selling, general, and administrative caption.

2021 Stock Option and Incentive Plan

At the Company’s special meeting of stockholders held on June 2, 2021, the stockholders approved the 2021 Omnibus Equity Incentive Plan (the “2021 Plan”) and the 2021 Employee Stock Purchase Plan (“2021 ESPP”)

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
to encourage and enable the current and future officers, employees, directors, and consultants of the Company and its affiliates to obtain ownership in the Company. The aggregate number of shares authorized for issuance under the 2021 Plan will not exceed 52.0 million shares of stock. The aggregate number of shares authorized for issuance under the 2021 ESPP will not exceed 4.7 million, plus on January 1, 2022, and each January 1 thereafter through January 1, 2031 the number of shares of Class A common stock reserved and available for issuance under the 2021 Plan shall be cumulatively increased by the lessor of (i) 15.0 million shares of Class A common stock, (ii) one percent 1.0% of the number of shares of Class A common stock issued and outstanding on the immediately preceding December 31st, or (iii) such lesser number of shares determined by the administrator appointed by the Board of Directors.

The 2021 Plan provides for the grant of incentive and nonqualified stock option, restricted stock units (“RSUs”), restricted share awards, stock appreciation awards, unrestricted stock awards, and cash-based awards to employees, directors, and consultants of the Company.

Market Condition Options

On June 3, 2021, in connection with the closing of the Business Combination, the Company granted 12.8 million stock options with market conditions (“Market Condition Awards”) to several executive officers and directors of the Company. The Market Condition Awards vest when the Company’s stock price meets specified hurdle prices and stays above those prices for 20 consecutive days. Once the market condition is satisfied, the applicable percentage of the Market Condition Awards will vest 50% on each of the first and second anniversaries so long as the optionee stays employed. The fair value of the Market Condition Awards is based on a Monte Carlo simulation for each hurdle price. The unrecognized compensation cost of the Market Condition Awards as of September 30, 2021 was $47.1 million, which is expected to be recognized over the weighted average remaining service period of 2.6 years.

The number of Market Condition Awards that vest is subject to the Company’s stock price equaling or exceeding certain hurdle prices for 20 consecutive trading days from June 3, 2021 to June 3, 2024 (i.e., the period from the grant date to the end date of the performance period).

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

As of June 3, 2021

Closing Cano share price as of valuation date	$14.75
Risk-free interest rate	1.68% - 2.0%
Expected volatility	45.0%
Expected dividend yield	0.0%
Expected cost of equity	9.0%

A summary of the status of unvested Market Condition Awards granted under the 2021 Plan from January 1, 2021 through September 30, 2021 is presented below:

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2021	—	—
Granted	12,831,184	$4.23
Vested	—	—
Forfeitures	(97,486)	4.23
Balance, September 30, 2021	12,733,698	$4.23

Restricted Stock Units

In June 2021, the Company granted 2,590,472 time-based RSUs to several executive officers, directors and certain employees of the Company. An additional 2,249,972 time-based RSUs were granted in September 2021. The RSUs issued in June vest over a one-year period for directors and over a four-year period for employees commencing on the grant date, with one fourth of the RSUs vesting at the end of the first anniversary of the vesting commencement date and the remainder of the RSUs vesting yearly over the following three years. One fourth of the RSUs issued in September vest in August of 2022 with the remaining vesting on each of the next three subsequent anniversaries. The fair value of RSUs is based on the closing price of the Company’s Class A common stock on the grant date. The unrecognized compensation cost of the RSUs as of September 30, 2021 was $65.2 million, which is expected to be recognized over the weighted average remaining service period of 3.7 years. In addition, certain RSUs were granted to a nonemployee and included a discretionary performance condition which has been deemed not probable of being met and as such no expense has been recorded.

A summary of the status of unvested RSUs granted under the 2021 Plan from January 1, 2021 through September 30, 2021 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2021	—	—
Granted	4,840,444	$14.46
Vested	—	—
Forfeitures	(16,750)	14.75
Balance, September 30, 2021	4,823,694	$14.46

The Company recorded compensation expenses of $9.0 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively. The Company recorded compensation expenses of $12.1 million and $0.2 million for the nine months ended September 30, 2021 and 2020, respectively.

The total equity-based compensation expense related to all the equity-based awards granted by the former Parent is reported in the condensed consolidated statement of operations as compensation expense within the selling, general and administrative expense caption.

15.    COMMITMENTS AND CONTINGENCIES

Vendor Agreements

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company, through its subsidiaries Comfort Pharmacy, LLC, Comfort Pharmacy 2, LLC, and Belen Pharmacy Group, LLC, entered into a multi-year Prime Vendor Agreement ("PVA") with a pharmaceutical wholesaler, effective November 1, 2020, that continues through October 31, 2023. This agreement extends on a month-to-month basis thereafter until either party gives 90 days' written notice to terminate. The pharmaceutical wholesaler serves as the Company’s primary wholesale supplier for branded and generic pharmaceuticals. The agreement contains a provision that requires average monthly net purchases of $0.8 million, and if the minimum is not met, the vendor may adjust the pricing of goods. A Joinder Agreement was entered into on December 1, 2020, which amended the PVA to include IFB Pharmacy, LLC, a fully consolidated subsidiary, under the agreement as of this date.

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

Management believes for the nine months ended September 30, 2021 and 2020, the minimum requirements of the agreements in place were met.

Operating Leases

The Company leases office facilities and office equipment under non-cancellable operating leases expiring through the year 2028. Refer to Note 13, "Related Party Transactions", for operating leases that were entered into with related parties. Minimum future payments as of September 30, 2021 were approximately as follows:

Year ending December 31,	Amount (in thousands)
Remainder of 2021	$3,876
2022	13,987
2023	12,763
2024	11,125
2025	9,451
Thereafter	27,908
Total	$79,110

Rent expense for the three months ended September 30, 2021 and 2020 amounted to approximately $6.9 million and $3.1 million, respectively. Rent expense for the nine months ended September 30, 2021 and 2020 amounted to approximately $15.9 million and $8.2 million, respectively.

Litigation

The Company is exposed to various asserted and unasserted potential claims encountered in the normal course of business. Management believes that the resolution of these matters will not have a material effect on the Company’s condensed consolidated financial position, results of their operations or cash flows.

16.     INCOME TAXES

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company is subject to U.S. federal, state and local income taxes with respect to its taxable income, including its allocable share of any taxable income of its subsidiaries, and is taxed at prevailing corporate tax rates. PCIH is a multiple member limited liability company taxed as a partnership and accordingly any taxable income generated by PCIH is passed through to and included in the taxable income of its members, including the Company.

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

The net loss for the three months and nine months ended September 30, 2021 and 2020 consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Jurisdictional earnings:
U.S. losses	$(41,206)	$(11,760)	$(46,053)	$(25,456)
Foreign income (losses)	870	969	(1,112)	1,461
Total losses	(40,336)	(10,791)	(47,165)	(23,995)
Current:
U.S. Federal	—	—	—	—
U.S. State and local	—	(29)	—	(26)
Foreign	—	(251)	—	(222)
Total current tax expense	—	(280)	—	(248)
Deferred:
U.S. Federal	—	—	—	—
U.S. State and local	(221)	—	282	—
Foreign	(326)	(46)	480	(46)
Total deferred tax benefit (expense)	(547)	(46)	762	(46)
Total tax benefit (expense)	$(547)	$(326)	$762	$(294)

Our effective tax rate for the third quarter of 2021 was 1.62% compared to (0.89)% for the year ended December 31, 2020. The effective tax rate for the periods presented differs from the statutory U.S. tax rate. This is primarily due to the Company’s pass-through entity treatment for tax purposes prior to the close of the Business Combination, including the Company’s full valuation allowance position which is further discussed below. In addition, for the Company’s taxable subsidiary operations, the effective tax rate differs due to mainly state income taxes and Puerto Rico taxes. The remaining rate differences are immaterial.

Deferred taxes for the applicable subsidiary companies are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences, operating losses and other tax credit carryforwards. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.

The Company does not believe it is more-likely-than-not all of its deferred tax assets will be realized and has therefore recorded a valuation allowance against its deferred tax assets which as of September 30, 2021 are not

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
expected to be realized. The most significant deferred tax asset relates to the outside basis difference in the partnership which has a full valuation allowance through September 30, 2021. As of September 30, 2021, $0.7 million of deferred tax assets was included in other assets that are expected to be realized.

Management continuously assesses the likelihood that it is more likely than not that the deferred tax assets generated will be realized. In making such determinations, all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, and recent financial operations, are considered. In the event that management were to determine that the deferred income tax assets would be realized in the future for an amount equal to the net recorded amount, the valuation allowance and provision for income taxes would be adjusted.

The Company does not have any unrecognized tax positions (“UTPs”) as of September 30, 2021. While the Company currently does not have any UTPs, it is foreseeable that the calculation of the Company’s tax liabilities may involve dealing with uncertainties in the application of complex tax laws and regulations in multiple jurisdictions across the Company’s operations. ASC 740, "Income Taxes" ("ASC 740"), states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. Upon identification of a UTP, the Company would (1) record the UTP as a liability in accordance with ASC 740 and (2) adjust these liabilities if/when management’s judgment changes as a result of the evaluation of new information not previously available. Ultimate resolution of UTPs may produce a result that is materially different from a Company’s estimate of the potential liability. In accordance with ASC 740, the Company would reflect these differences as increases or decreases to income tax expense in the period in which new information is available. The Company’s accounting policy under ASC 740-10 is to include interest and penalties accrued on uncertain tax positions as a component of income tax expense in the event a material uncertain tax position is booked in the condensed consolidated financial statements.

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

Tax Receivable Agreement

Upon the completion of the Business Combination, Cano Health, Inc. became a party to the Tax Receivable Agreement. Under the terms of that agreement, Cano Health, Inc. generally will be required to pay to the Seller and to each other person from time to time that becomes a “TRA Party” under the Tax Receivable Agreement, 85% of the tax savings, if any, that Cano Health, Inc. is deemed to realize in certain circumstances as a result of certain tax attributes that exist following the Business Combination and that are created thereafter, including as a result of payments made under the Tax Receivable Agreement. To the extent payments are made pursuant to the Tax Receivable Agreement, Cano Health, Inc. generally will be required to pay to the Sponsor and to each other person from time to time that becomes a “Sponsor Party” under the Tax Receivable Agreement such Sponsor Party’s proportionate share of, an amount equal to such payments multiplied by a fraction with the numerator 0.15 and the denominator 0.85. The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired unless Cano Health, Inc. exercises its right to terminate the Tax Receivable Agreement for an amount representing the present value of anticipated future tax benefits under the Tax Receivable Agreement or certain other acceleration events occur. The Tax Receivable Agreement liability is determined and recorded under

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
ASC 450, contingent liability; therefore, we are required to evaluate whether the liability is both probable and the amount can be estimated. Since the Tax Receivable Agreement liability is payable upon cash tax savings and we have determined that positive future taxable income is not probable based on the Cano Health, Inc’s historical loss position and other factors that make it difficult to rely on forecasts, we have not recorded the Tax Receivable Agreement liability as of September 30, 2021. We will evaluate this on a quarterly basis which may result in an adjustment in the future.

17.     NET LOSS PER SHARE

The following table sets forth the net loss for the three and nine months ended September 30, 2021 and 2020 and the computation of basic and diluted net loss per common stock for the three and nine months ended September 30, 2021:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except shares and per share data)	2021	2020	2021	2020
Numerator:
Net loss	$(40,883)	$(11,117)	$(46,403)	$(24,289)
Less: net loss attributable to non-controlling interests	(26,246)	—	(41,283)	—
Net loss attributable to Class A common stockholders	(14,637)	—	(5,120)	—
Dilutive effect of warrants on net loss to Class A common stockholders	—	N/A	(8,780)	N/A
Net loss attributable to Class A common stockholders - Diluted	(14,637)	N/A	(13,900)	N/A
Basic and Diluted Earnings Per Share denominator:
Weighted average common stock outstanding - basic	170,871,429	N/A	168,100,210	N/A
Net loss per share - basic	$(0.09)	N/A	$(0.03)	N/A
Diluted Earnings Per Share:
Dilutive effect of warrants on weighted average common stock outstanding	—	N/A	1,212,048	N/A
Weighted average common stock outstanding - diluted	170,871,429	N/A	169,312,258	N/A
Net loss per share - diluted	$(0.09)	N/A	$(0.08)	N/A

Prior to the consummation of the Business Combination, the Company’s ownership structure included equity interests held solely by the Parent. The Company analyzed the calculation of earnings per share for comparative periods presented and determined that it resulted in values that would not be meaningful to the users of these condensed consolidated financial statements. Therefore, the earnings per share information has not been presented for the three and nine months ended September 30, 2020.

CANO HEALTH, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The outstanding Company’s Class B common stock does not represent economic interests in the Company, and as such, is not included in the denominator of the net loss per share calculation.

On August 11, 2021, the Company issued 2,720,966 shares of Class A common stock (the “escrowed shares”) to the escrow agent, on behalf of the seller, as part of the consideration in connection with an acquisition. The amount of shares was based on a $30.0 million purchase price divided by the average share price of the Company during the twenty consecutive trading days preceding the closing date of the transaction. The shares were deposited in escrow and will be released to the seller upon the satisfaction of certain performance metrics during 2022 and 2023. The final number of escrowed shares will be calculated by multiplying the initial share amount by an earned share percentage in accordance with the purchase agreement and subtracting any forfeited indemnity shares. The dilutive effects of these shares were excluded from the three and nine months ended September 30, 2021 because they were antidilutive.

The Company’s dilutive securities are derived from the Company’s Public Warrants and Private Placement Warrants using the treasury method and excluding the Class A stockholders' income statement effect of the change in fair value in warrant liability. The Public Warrants and Private Placement Warrants were included in the nine months ended September 30, 2021 dilutive earnings per share calculation. The warrants were excluded from the three months ended September 30, 2021 as they were antidilutive for the period. RSUs, stock options, and contingent shares were also excluded from the dilutive earning per share calculation as they had an anti-dilutive effect for the periods presented. The table below presents the Company’s potentially dilutive securities:

As of September 30, 2021
Public Warrants	23,000,000
Private Placement Warrants	10,533,333
Restricted Stock Units	4,823,694
Stock Options	12,733,698
Contingent Shares Issued in Connection with Acquisitions	2,720,966
Potential Common Stock Equivalents	53,811,691

18.     SEGMENT INFORMATION

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

19.    SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or the context otherwise requires, references in this section to "the Company," "Cano Health,” “we,” “us,” “our,” and other similar terms refer, for periods prior to the completion of the Business Combination, to PCIH and its subsidiaries, and for periods upon or after the completion of the Business Combination, to the consolidated operations of Cano Health, Inc. and its subsidiaries, including PCIH and its subsidiaries. The following discussion and analysis is intended to help the reader understand our business, results of operations, financial condition, liquidity and capital resources. This discussion should be read in conjunction with Cano Health, Inc.'s unaudited condensed consolidated financial statements and related notes presented here in Part I, Item 1 included elsewhere in this Quarterly Report on Form 10-Q as well as PCIH's audited financial statements and the accompanying notes as well as “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Cano Health” included in our Form 8-K filed with the Securities and Exchange Commission on June 9, 2021.

The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the sections entitled "Forward-Looking Statements" and Part II, Item 1A, “Risk Factors.”
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

In 2016, we entered into a relationship with InTandem Capital Partners, LLC (“InTandem”) to provide financial support and guidance to fund platform investments and accelerate our growth. We have subsequently expanded our services from two markets in 2017 to 34 markets as of September 30, 2021, while growing membership from 13,685 members in 2017 to 210,663 members as of September 30, 2021. See “Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Performance Metrics” for how we define our members and medical centers. Today, we are one of the largest and most sophisticated independent primary care platforms in the U.S., but still maintain significant growth runway. We have sought to address the fundamental problems with traditional healthcare payment models by leveraging our technology solutions and proven business model to align incentives among patients, payors and providers:

•Patients: Our members are offered services in modern, clean, and contemporary medical centers, with same or next day appointments, integrated virtual care, wellness services, ancillary services (such as physiotherapy), home services, transportation, telemedicine and a 24/7 urgency line, all without additional cost to them. This broad-based care model is critical to our success in delivering care to members of low-income communities, including large minority and immigrant populations, with complex care needs, many of whom previously had very limited or no access to quality healthcare. We are proud of the impact we have made in these underserved communities.

•Providers: We believe that providers want to be clinicians. Our employed physicians enjoy a collegial, near-academic environment and the tools and multi-disciplinary support they need to focus on medicine, their patients and their families rather than administrative matters like pre-authorizations, referrals, billing and coding. Our physicians receive ongoing training through regular clinical meetings to review the latest findings in primary care medicine. Furthermore, we offer above-average pay and no hospital call requirements. In addition, our physicians are eligible to receive a bonus based upon patient results, including reductions in patient emergency room visits and hospital admissions, among other metrics.

•Payors: Payors want three things: high-quality care, membership growth and effective medical cost management. We have a multi-year and multi-geography track record of delivering on all three. Our proven track record of high-quality ratings increases the premiums paid by the CMS to health plans, increases our quality primary-care-driven membership growth, and increases our scaled, highly professional value-based provider group that delivers quality care.

CanoPanorama, our proprietary population health management technology-powered platform, powers our efforts to deliver superior clinical care. Our platform provides the healthcare providers at our medical centers with a 360-degree view of their members, along with actionable insights to empower better care decisions and drive high member engagement. We leverage our technology to risk-stratify members and apply a highly personalized approach to primary care, chronic care, preventive care and members’ broader healthcare needs. We believe our model is well-positioned to capitalize on the large and growing opportunity being driven by the marketplace’s shift to value-based care, demographic tailwinds in the market and the increased focus on improving health outcomes, care quality and the patient experience.

We predominantly enter into capitated contracts with the nation’s largest health plans to provide holistic, comprehensive healthcare. We predominantly recognize recurring per-member-per-month capitated revenue, which, in the case of health plans, is a pre-negotiated percentage of the premium that the health plan receives from the CMS. We also provide practice management and administrative support services to independent physicians and group practices that we do not own through our managed services organization relationships, which we refer to as our affiliate relationships. Our contracted recurring revenue model offers us highly predictable revenue and rewards us for providing high-quality care rather than driving a high volume of services. In this capitated arrangement, our goals are well-aligned with payors and patients alike — the more we improve health outcomes, the more profitable we will be over time.

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

As of September 30, 2021, we employed approximately 345 providers (physicians, nurse practitioners, physician assistants) across our 113 owned medical centers, maintained affiliate relationships with over 1,000 physicians and approximately 600 clinical support employees focused on supporting physicians in enabling patient care and experience. For the nine months ended September 30, 2020 and 2021, our total revenue was $569.6 million and $1.2 billion, respectively, representing a period-over-period growth rate of 110.7%. Our net loss increased from $24.3 million for the nine months ended September 30, 2020 to $46.4 million for the nine months ended September 30, 2021.

Key Factors Affecting Our Performance

Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to:

Build Long-Term Relationships with our Existing Members
We focus on member satisfaction in order to build long-term relationships. Our members enjoy highly personalized value-based care and their visits to our medical centers cover primary care and ancillary programs such as pharmacy and dental services, in addition to wellness and social services, which lead to healthier and happier members. By integrating member engagement and the Cano Life wellness program within the CanoPanorama platform, we also help foster long-term relationships with members. Resulting word-of-mouth referrals contribute to our high organic growth rates. Patient satisfaction can also be measured by a provider’s Net Promoter Score ("NPS"), which measures the loyalty of customers to a company. Our member NPS score of 82 speaks to our ability to consistently deliver high-quality care with superior member satisfaction.

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

Expand our Medical Center Base within Existing and New Markets
We have successfully entered 32 new markets since 2017 and as of September 30, 2021 were operating in 34 markets in Florida, Texas, Nevada, New Jersey, New York, New Mexico, Illinois, California and Puerto Rico. When entering a new market, we tailor our entry strategy to the characteristics of the specific market and provide a customized solution to meet that market’s needs. When choosing a market to enter, we look at various factors including (i) Medicare population density, (ii) underserved demographics, (iii) existing payor relationships, (iv) patient acuity and (v) specialist and hospital access/capacity. We typically choose a location that is highly visible and accessible and work to enhance brand development pre-entry. Our flexible medical center design allows us to adjust to local market needs by building medical centers that range from approximately 7,000 to 20,000 square feet that may include ancillary services such as pharmacies and dental services. We seek to grow member engagement through targeted multi-channel marketing, community outreach and use of mobile clinics to expand our reach. When entering a new market, based on its characteristics and economics, we decide whether it makes the most sense to buy existing medical centers, build de novo medical centers or to help manage members’ health care via affiliate relationships. This highly flexible model enables us to choose the right solution for each market.

When building or buying a medical center is the right solution, we own the medical facility and employ physicians. In our medical centers, we receive per-member-per-month capitated revenue, which, in the case of health plans, is a pre-negotiated percentage of the premium that the health plan receives from CMS. Although there is an upfront cost of development, historically approximately $1.3 to $1.8 million per medical center, the owned medical center model provides the best opportunity to drive improved health outcomes and allows us to practice full value-based care.

Alternatively, our affiliate relationships allow us to partner with independent physicians and group practices that we do not own and to provide them access to components of our population health management platform. As of September 30, 2021, we provided services to over 1,000 providers. As in the case of our owned medical centers, we receive per-member-per-month capitated revenue and a pre-negotiated percentage of the premium that the health plan receives from CMS. We pay the affiliate a primary care fee and a portion of the surplus of premium in excess of third-party medical costs. The surplus portion paid to affiliates is recorded as direct patient expense. This approach is extremely capital efficient as the costs of managing affiliates are minimal. Further, the affiliate model is an important growth avenue as it serves as a feeder into our acquisition pipeline, enabling us to evaluate and target affiliated practices for acquisition based on our operational experience with them.

Contracts with Payors
Our economic model relies on our capitated partnerships with payors, which manage Medicare members across the United States. We have established ourselves as a top quality provider across multiple Medicare and Medicaid health plans, including Humana, Anthem and UnitedHealthcare (or their respective affiliates). Our relationships with our payor partners go back as many as ten years and are generally evergreen in nature. We are viewed as a critical distributor of effective healthcare with market-leading clinical outcomes (led by primary care), and as such we believe our payor relationships will continue to be long-lasting and enduring. These plans and others are seeking further opportunities to expand their relationship with us beyond our current markets. Having payor relationships in place reduces the risk of entering into new markets. Maintaining, supporting and growing these relationships, particularly as we enter new geographies, is critical to our long-term success. Health plans look to achieve three goals when partnering with a provider: membership growth, clinical quality and medical cost management. We are capable of delivering all three based on our care coordination strategy, differentiated quality metrics and strong relationships with members. We believe this alignment of interests and our highly effective care model will ensure continued success with our payor partners.

Effectively Manage the Cost of Care for Our Members
The capitated nature of our contracting with payors requires us to invest in maintaining our members’ health while prudently managing the medical costs of our members. Third-party medical costs and direct patient expense are our largest expense categories, representing 82.0% of our total operating expenses for the nine months ended September 30, 2021. Our care model focuses on maintaining health and leveraging the primary care setting as a means of avoiding costly downstream healthcare costs. Our members, however, retain the freedom to seek care at emergency rooms or hospitals without the need for referrals; we do not restrict their access to care. Therefore, we are liable for potentially large medical claims should we not effectively manage our members’ health. To mitigate this exposure, we utilize stop-loss insurance for our members, protecting us from medical claims per episode in excess of certain levels.

Significant Acquisitions
We supplement our organic growth through our highly accretive acquisition strategy. We have a successful acquisition and integration track record. We have established a rigorous data-driven approach and the necessary infrastructure to identify, acquire and quickly integrate targets.

The acquisitions have all been accounted for in accordance with ASC 805, and the operations of the acquired entities are included in our historical results for the periods following the closing of the acquisition. See Note 3, “Business Acquisitions” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The most significant of these acquisitions impacting the comparability of our operating results were:

•Primary Care Physicians and related entities. On January 2, 2020, we acquired Primary Care Physicians and related entities (collectively, "PCP") for total consideration of $60.2 million, consisting of $53.6 million in cash, $4.0 million of Class A-4 Units and $2.6 million in other closing payments. PCP is comprised of eleven primary care centers and a managed services organization serving populations in the Broward County region of South Florida.

•HP Enterprises II, LLC and related entities. On June 1, 2020 we acquired HP Enterprises II, LLC and related entities (collectively, "HP" or "Healthy Partners") for total consideration of $195.4 million, consisting of $149.3 million in cash, $30.0 million of Class A-4 Units and $16.1 million in deferred payments. Healthy Partners is comprised of sixteen primary care centers and a management services organization serving populations across Florida, including the Miami-Dade, Broward, Palm Beach, Treasure Coast and Central Florida areas.

•University Health Care and its affiliates. On June 11, 2021, we acquired University Health Care and its affiliates (collectively, "University") for total consideration of $611.1 million, consisting of $541.5 million in cash, $60.0 million of Class A common stock and $9.6 million in contingent consideration from acquisition add-ons based on additional acquired entities. University is comprised of thirteen primary care centers, a managed services organization and a pharmacy serving populations throughout various locations in South Florida.

•Doctor’s Medical Center, LLC and its affiliates. On July 2, 2021, the Company acquired Doctor's Medical Center, LLC and its affiliates ("DMC"). The purchase price totaled $300.7 million, which was paid in cash. DMC is comprised of fourteen primary care centers serving populations across Florida. In conjunction with the primary care centers, DMC also provides MSO services to affiliated medical centers, and operates a pharmacy.

Member Acuity and Quality Metrics

Medicare pays capitation using a risk-adjusted model, which compensates payors based on the health status, or acuity, of each individual member. Payors with higher acuity members receive a higher payment and those with lower acuity members receive a lower payment. Moreover, some of our capitated revenues also include adjustments for performance incentives or penalties based on the achievement of certain clinical quality metrics as contracted with payors. Our capitated revenues are recognized based on projected member acuity and quality metrics and are subsequently adjusted to reflect actual member acuity and quality metrics. Our ability to accurately project and recognize member acuity and quality metric adjustments are affected by many factors. For instance, Medicare requires that a member’s health issues be documented semi-annually regardless of the permanence of the underlying causes. Historically, this documentation was required to be completed during an in-person visit with a member. As part of the Coronavirus Aid, Relief and Economic Security Act, Medicare is allowing documentation for conditions identified during video visits with members. However, given the disruption caused by COVID-19, it is unclear whether we will be able to document the health conditions and quality metrics of our members as comprehensively as we did in prior years, which may adversely impact our capitated revenue. Similarly, our ability to accurately project member acuity and quality metrics may be more limited in the case of medical centers operating in new markets or which were recently acquired.

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

	September 30, 2021	December 31, 2020	September 30, 2020
Members	210,663	105,707	102,767
Owned medical centers	113	71	71

Members

Members represent those Medicare, Medicaid, and Affordable Care Act ("ACA") patients for whom we receive a fixed per-member-per-month fee under capitation arrangements as of the end of a particular period.

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

In response to COVID-19, we remained open and augmented our Cano@Home program, 24/7 urgency line and pharmacy home delivery to enable members to access needed care and support in the home. We successfully pivoted to a telemedicine offering for routine care in order to protect and better serve our patients, staff and community. Our centers remained open for urgent visits and necessary procedures. As COVID-19 cases grew nationally, we took immediate action and deployed a specific COVID-19 focused module under CanoPanorama that allowed our staff to screen patients for COVID-19 and related complications, as well as refer them to a specialized team that is dedicated to helping COVID-19 patients. The pandemic did not have a material impact on our results of operations, cash flows and financial position as of, and for the nine months ended, September 30, 2021. This is primarily attributable to the relatively fixed nature of our capitated revenue arrangements. Over 95% of our total gross revenues are recurring, consisting of fixed monthly per-member-per-month capitation payments we receive from healthcare providers. Additionally, during this time, we completed and integrated several acquisitions and expanded to new locations which had a positive impact on our revenues. Due to our recurring contracted revenue model, we experienced minimal impact to our revenue during 2020 and the first nine months of 2021.

We experienced both cost increases and cost savings due to COVID-19. Increases in operating expenses were primarily attributable to higher-than-budgeted payroll expenses, pharmacy prescription expenses, provider payments, rent, and marketing expenses. Deeply committed to our employees, we made a conscious decision not to furlough any of our employees, even if their function was disrupted by COVID-19. These higher costs were partially offset by lower referral fees, vehicle expenses, IT costs, professional fees, office and facility (ER) costs, and travel costs. We experienced a decrease in utilization of services during March through June of 2020. Medical centers were open for emergency visits, but we also expanded our at-home care services, resulting in lower emergency transportation costs, and facility service costs (including costs related to various wellness and activity services offered at clinics). Even as utilization increased month to month through the second half of 2020 and through 2021, we expect certain costs savings to remain permanent as some members continue to take advantage of telemedicine and Cano@Home care services.

The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, future results of operations and financial condition will depend on future factors that are highly uncertain and cannot be accurately predicted. These factors include, but are not limited to, new information that may emerge concerning COVID-19, the scope and duration of business closures and restrictions, government-imposed or recommended suspensions of elective procedures, and expenses required for supplies and personal protective equipment. Additionally, the impact of the COVID-19 variants cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of the COVID-19 vaccines against the variants, and the response by the governmental bodies and regulators. Due to these and other uncertainties, we cannot estimate the length or severity of the impact of the pandemic on our business. Additionally, because of our business model, the full impact of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial condition until future periods. We will continue to closely evaluate and monitor the nature and extent of these potential impacts to our business, results of operations and liquidity. However, based on our experience, we expect the overall negative impact from COVID-19 on our business will be immaterial. In addition, we expect to offer more telemedicine and mobile solutions which will create additional touchpoints to timely capture member medical data, which in turn provide actionable insights to empower better care decisions via our CanoPanorama system.

For additional information on the various risks posed by the COVID-19 pandemic, please see the section entitled "Risk Factors" included in this Quarterly Report on Form 10-Q.

Key Components of Results of Operations
Revenue
Capitated revenue. Our capitated revenue is derived from fees for medical services provided at our medical centers or affiliated practices under capitation arrangements made directly with various health plans or CMS. Fees consist of a per-member-per-month ("PMPM") amount paid on an interim basis for the delivery of healthcare services, and our rates are determined as a percent of the premium that the health plans receive from the CMS for our at-risk members. Those premiums are based upon the cost of care in a local market and the average utilization of services by the members enrolled. Medicare pays capitation using a “risk adjustment model,” which compensates providers based on the health status (acuity) of each individual patient. Groups with higher acuity patients receive more, and those with lower acuity patients receive less. Under the risk adjustment model, capitated premium is paid based on the acuity of members enrolled for the preceding year and subsequently adjusted once current year data is compiled. Our accrued revenue reflects the current period acuity of members. The amount of capitated revenue may be affected by certain factors outlined in the agreements with the health plans, such as administrative fees paid to the health plans and risk adjustments to premiums.

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
Fee-for-service and other revenue. We generate fee-for-service revenue from providing primary care services to patients in our medical centers and affiliates when we bill the member or their insurance plan on a fee-for-service basis as medical services are rendered. While substantially all of our patients are members, we occasionally also provide care to non-members. Fee-for-service amounts are recorded based on agreed-upon fee schedules determined within each contract.
Other revenue consists of sales from our pharmacies. We contract with an administrative services organization to collect and remit payments on our behalf from the sale of prescriptions and medications. We have pharmacies at some of our medical centers, where customers may fill prescriptions and retrieve their medications. Patients also have the option to fill their prescriptions with a third-party pharmacy of their choice.
Operating Expenses

Third-party medical costs. Third-party medical costs primarily consist of all medical expenses paid by the health plans or the CMS (contractually on behalf of Cano Health) including costs for inpatient and hospital care, specialists, and certain pharmacy purchases associated with the resale of third-party medicines. Provider costs are accrued based on the date of service to members, based in part on estimates, including an accrual for medical services incurred but not reported (“IBNR”). Liabilities for IBNR are estimated using standard actuarial methodologies including our accumulated statistical data, adjusted for current experience. These estimates are continually reviewed and updated, and we retain the services of an independent actuary to review IBNR on an annual basis. We expect our third-party medical costs to increase given the healthcare spending trends within the Medicare population and the increasing disease burden of our patients as they age, which is also consistent with what we indirectly receive (through capitated revenue) from the CMS.

Direct patient expense. Direct patient expense primarily consists of costs incurred in the treatment of our patients, at our medical centers and affiliated practices, including the compensation related to medical service providers and technicians, medical supplies, purchased medical services, and drug costs for pharmacy sales.
Selling, general, and administrative expense. Selling, general, and administrative expenses include employee-related expenses, including salaries and benefits, technology infrastructure, operations, clinical and quality support, finance, legal, human resources, and corporate development departments. In addition, selling, general, and administrative expenses include all corporate technology and occupancy costs. We expect our selling, general, and administrative expenses to increase over time following the closing of the Business Combination due to the additional legal, accounting, insurance, investor relations and other costs that we incur as a public company, as well as other costs associated with continuing to grow our business. However, we anticipate that these expenses will decrease as a percentage of revenue over the long term, although they may fluctuate as a percentage of revenue from period to period due to the timing and amount of these expenses. For purposes of determining center-level economics, we allocate a portion of our selling, general, and administrative expenses to our medical centers and affiliated practices. The relative allocation of these expenses to each center depends upon a number of metrics, including (i) the number of centers open during a given period of time; (ii) the number of clinicians at each center at a given period of time; or (iii) if determinable, the center where the expense was incurred.
Depreciation and amortization expense. Depreciation and amortization expenses are primarily attributable to our capital investment and consist of fixed asset depreciation and amortization of intangibles considered to have finite lives.
Transaction costs and other. Transaction costs and other primarily consist of deal costs (including due diligence, integration, legal, internal staff, and other professional fees, incurred from acquisition activity), bonuses due to sellers, fair value adjustments in contingent consideration due to sellers, and management fees for financial and management consulting services from our advisory services agreement.
Other Income (Expense)
Interest expense. Interest expense primarily consists of interest incurred on our outstanding borrowings under our notes payable related to our equipment loans and credit facility. See “Liquidity and Capital Resources”. Costs incurred to obtain debt financing are amortized and shown as a component of interest expense.
Interest income. Interest income consists of interest earned through a loan agreement with an affiliated company.
Loss on extinguishment of debt. Loss on extinguishment of debt primarily consists of unamortized debt issuance costs related to certain term loans in connection with our financing arrangements.
Change in fair value of embedded derivative. Change in fair value of embedded derivative consists primarily of changes to an embedded derivative identified in our debt agreement. The embedded derivative is revalued at each reporting period.
Change in fair value of warrant liabilities. Change in fair value of warrant liabilities consists primarily of changes to the Public Warrants and Private Placement Warrants assumed upon the consummation of the Business Combination. The liabilities are revalued at each reporting period.
Other expenses. Other expenses consist of legal settlement fees.
Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Revenue:
Capitated revenue	$501,780	$252,974	$1,148,041	$544,617
Fee-for-service and other revenue	25,018	10,159	52,055	25,020
Total revenue	526,798	263,133	1,200,096	569,637
Operating expenses:
Third-party medical costs	379,316	184,926	866,177	382,279
Direct patient expense	57,708	31,108	135,777	71,441
Selling, general, and administrative expenses	75,926	27,391	157,348	70,234
Depreciation and amortization expense	16,955	5,379	30,746	12,741
Transaction costs and other	6,528	7,716	32,140	29,854
Total operating expenses	536,433	256,520	1,222,188	566,549
Income (loss) from operations	(9,635)	6,613	(22,092)	3,088
Other income and expense:
Interest expense	(16,023)	(12,346)	(36,363)	(21,728)
Interest income	1	80	4	239
Loss on extinguishment of debt	—	—	(13,225)	—
Change in fair value of embedded derivative	—	(5,138)	—	(5,444)
Change in fair value of warrant liabilities	(14,650)	—	24,565	—
Other expenses	(29)	—	(54)	(150)
Total other income (expense)	(30,701)	(17,404)	(25,073)	(27,083)
Net loss before income tax benefit (expenses)	(40,336)	(10,791)	(47,165)	(23,995)
Income tax benefit (expense)	(547)	(326)	762	(294)
Net loss	(40,883)	(11,117)	(46,403)	(24,289)
Net loss attributable to non-controlling interests	(26,246)	—	(41,283)	—
Net loss attributable to Class A common stockholders	$(14,637)	$—	$(5,120)	$—

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(% of revenue)	2021	2020	2021	2020
Revenue:
Capitated revenue	95.3%	96.1%	95.7%	95.6%
Fee-for-service and other revenue	4.7%	3.9%	4.3%	4.4%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Third-party medical costs	72.0%	70.3%	72.2%	67.1%
Direct patient expense	11.0%	11.8%	11.3%	12.5%
Selling, general, and administrative expenses	14.4%	10.4%	13.1%	12.3%
Depreciation and amortization expense	3.2%	2.0%	2.6%	2.2%
Transaction costs and other	1.2%	2.9%	2.7%	5.2%
Total operating expenses	101.8%	97.4%	101.9%	99.3%
Loss from operations	(1.8)%	2.6%	(1.9)%	0.7%
Other income and expense:
Interest expense	(3.0)%	(4.7)%	(3.0)%	(3.8)%
Interest income	0.0%	0.0%	0.0%	0.0%
Loss on extinguishment of debt	0.0%	0.0%	(1.1)%	0.0%
Change in fair value of embedded derivative	0.0%	(2.0)%	0.0%	(1.0)%
Change in fair value of warrant liabilities	(2.8)%	0.0%	2.0%	0.0%
Other expenses	0.0%	0.0%	0.0%	0.0%
Total other income (expense)	(5.8)%	(6.7)%	(2.1)%	(4.8)%
Net loss before income tax benefit (expenses)	(7.6)%	(4.1)%	(4.0)%	(4.1)%
Income tax benefit (expense)	(0.1)%	(0.1)%	0.1%	(0.1)%
Net loss	(7.7)%	(4.2)%	(3.9)%	(4.2)%
Net loss attributable to non-controlling interests	(5.0)%	—%	(3.4)%	—%
Net loss attributable to Class A common stockholders	(2.7)%	—%	(0.5)%	—%

The following table sets forth the Company’s disaggregated revenue for the periods indicated:

	Three Months Ended September 30,
	2021		2020
($ in thousands)	Revenue $	Revenue %	Revenue $	Revenue %
Capitated revenue:
Medicare	$447,250	84.9%	$220,591	83.8%
Other capitated revenue	54,530	10.4%	32,383	12.3%
Total capitated revenue	501,780	95.3%	252,974	96.1%
Fee-for-service and other revenue:
Fee-for-service	8,176	1.6%	3,258	1.2%
Pharmacy	10,096	1.8%	6,154	2.4%
Other	6,746	1.3%	747	0.3%
Total fee-for-service and other revenue	25,018	4.7%	10,159	3.9%

Total revenue	$526,798	100.0%	$263,133	100.0%

	Nine Months Ended September 30,
	2021		2020
($ in thousands)	Revenue $	Revenue %	Revenue $	Revenue %
Capitated revenue:
Medicare	$1,008,329	84.0%	$455,986	80.0%
Other capitated revenue	139,712	11.6%	88,631	15.6%
Total capitated revenue	1,148,041	95.7%	544,617	95.6%
Fee-for-service and other revenue:
Fee-for-service	17,113	1.4%	6,269	1.1%
Pharmacy	25,619	2.1%	17,207	3.0%
Other	9,323	0.8%	1,544	0.3%
Total fee-for-service and other revenue	52,055	4.3%	25,020	4.4%

Total revenue	$1,200,096	100.0%	$569,637	100.0%

The following table sets forth the Company’s member and member month figures for the periods indicated:

	Three Months Ended September 30,
	2021	2020	% Change
Members:
Medicare	120,086	72,806	64.9%
Medicaid	63,871	19,169	233.2%
ACA	26,706	10,792	147.5%
Total members	210,663	102,767	105.0%

Member months:
Medicare	360,439	216,353	66.6%
Medicaid	187,212	53,511	249.9%
ACA	81,437	32,285	152.2%
Total member months	629,088	302,149	108.2%

Per Member Per Month ("PMPM"):
Medicare	$1,241	$1,020	21.7%
Medicaid	$271	$585	(53.7)%
ACA	$47	$33	42.4%
Total PMPM	$798	$837	(4.7)%

Owned medical centers	113	71

	Nine Months Ended September 30,
	2021	2020	% Change
Members:
Medicare	120,086	72,806	64.9%
Medicaid	63,871	19,169	233.2%
ACA	26,706	10,792	147.5%
Total members	210,663	102,767	105.0%

Member months:
Medicare	867,520	483,878	79.3%
Medicaid	321,581	136,658	135.3%
ACA	195,290	92,577	110.9%
Total member months	1,384,391	713,113	94.1%

Per Member Per Month ("PMPM"):
Medicare	$1,162	$942	23.4%
Medicaid	$414	$631	(34.4)%
ACA	$36	$26	38.5%
Total PMPM	$829	$764	8.5%

Owned medical centers	113	71

Comparison of the Three Months Ended September 30, 2021 and September 30, 2020
Revenue

	Three Months Ended September 30,
($ in thousands)	2021	2020	$ Change	% Change
Revenue:
Capitated revenue	$501,780	$252,974	$248,806	98.4%
Fee-for-service and other revenue	25,018	10,159	14,859	146.3%
Total revenue	$526,798	$263,133	$263,665

Capitated revenue. Capitated revenue was $501.8 million for the three months ended September 30, 2021, an increase of $248.8 million, or 98.4%, compared to $253.0 million for the three months ended September 30, 2020. The increase was primarily driven by a 108.2% increase in the total member months, slightly offset by a 4.7% decrease in total revenue per member per month. The increase in member months was primarily due to an increase in the total number of members served and our acquisitions, primarily University in June 2021 and DMC in July 2021, which resulted in the addition of new members and new markets in Florida.

Fee-for-service and other revenue. Fee-for-service and other revenue was $25.0 million for the three months ended September 30, 2021, an increase of $14.9 million, or 146.3%, compared to $10.2 million for the three months ended September 30, 2020. The increase in fee-for-service revenue was primarily attributable to an increase in members served across existing centers and the acquisitions of affiliates in August 2021. We experienced a decrease in utilization of services due to the impact of COVID-19 in the third quarter of 2020, which contributed to lower fee-for service revenue in that period. Further, other revenue increased in the third quarter of 2021 due to an acquisition that generated ancillary fees earned under contracts with certain care organizations for the provision of care coordination services. The increase in pharmacy revenue was driven by organic growth as we continued to increase the number of members served in our established pharmacies, as well as the addition of a new pharmacy from our acquisition of University in June 2021.

Operating Expenses

	Three Months Ended September 30,
($ in thousands)	2021	2020	$ Change	% Change
Operating expenses:
Third-party medical costs	$379,316	$184,926	$194,390	105.1%
Direct patient expense	57,708	31,108	26,600	85.5%
Selling, general, and administrative expenses	75,926	27,391	48,535	177.2%
Depreciation and amortization expense	16,955	5,379	11,576	215.2%
Transaction costs and other	6,528	7,716	(1,188)	(15.4)%
Total operating expenses	$536,433	$256,520	$279,913

Third-party medical costs. Third-party medical costs were $379.3 million for the three months ended September 30, 2021, an increase of $194.4 million, or 105.1%, compared to $184.9 million for the three months ended September 30, 2020. The increase was driven by a 108.2% increase in total member months, the addition of Direct Contracting Entity members with higher medical costs, and higher utilization of third party medical services as utilization normalized from lower levels related to the COVID-19 pandemic.

Direct patient expense. Direct patient expense was $57.7 million for the three months ended September 30, 2021, an increase of $26.6 million, or 85.5%, compared to $31.1 million for the three months ended September 30, 2020. The increase was driven by increases in payroll and benefits of $10.9 million, pharmacy drugs of $3.2 million, medical supplies of $1.1 million and provider payments of $11.4 million.
Selling, general, and administrative expense. Selling, general, and administrative expense was $75.9 million for the three months ended September 30, 2021, an increase of $48.5 million, or 177.2%, compared to $27.4 million for the three months ended September 30, 2020. The increase was driven by higher salaries and benefits of $19.3 million, stock-based compensation of $8.9 million, occupancy costs of $5.4 million, marketing expenses of $2.8 million, legal and professional services of $4.9 million, and other costs of $7.2 million. These increases were incurred to support the continued growth of our business and expansion into other states.

Depreciation and amortization expense. Depreciation and amortization expense was $17.0 million for the three months ended September 30, 2021, an increase of $11.6 million, or 215.2%, compared to $5.4 million for the three months ended September 30, 2020. The increase was driven by purchases of new property and equipment to support the growth of our business during the period as well as the addition of several new brand names, non-compete agreements, and payor relationships from our 2020 and 2021 acquisitions.
Transaction costs and other. Transaction costs and other were $6.5 million for the three months ended September 30, 2021, a decrease of $1.2 million, or 15.4%, compared to $7.7 million for the three months ended September 30, 2020. The decrease was due to lower integration, legal, internal staff, and other professional fees incurred subsequent to the closing of the Business Combination.

Other Income (Expense)

	Three Months Ended September 30,
($ in thousands)	2021	2020	$ Change	% Change
Other income and expense:
Interest expense	$(16,023)	$(12,346)	$(3,677)	29.8%
Interest income	1	80	(79)	(98.8)%
Change in fair value of embedded derivative	—	(5,138)	5,138	(100.0)%
Change in fair value of warrant liabilities	(14,650)	—	(14,650)	0.0%
Other expenses	(29)	—	(29)	0.0%
Total other income (expense)	$(30,701)	$(17,404)	$(13,297)

Interest expense. Interest expense was $16.0 million for the three months ended September 30, 2021, an increase of $3.7 million, or 29.8%, compared to $12.3 million for the three months ended September 30, 2020. The increase was primarily driven by interest incurred on our higher outstanding borrowings under our credit facility to fund our acquisitions.

Change in fair value of the embedded derivative. Change in fair value of the embedded derivative was $5.1 million for the three months ended September 30, 2020 which was due to a change in the fair value of the embedded derivative related to our term loan agreement in 2020. The embedded derivative was settled with the refinancing in November of 2020.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities was $14.7 million for the three months ended September 30, 2021. This expense is a result of the change in the fair value of the Public Warrants and Private Placement Warrants assumed in connection with the Business Combination.

Comparison of the Nine Months Ended September 30, 2021 and September 30, 2020
Revenue

	Nine Months Ended September 30,
($ in thousands)	2021	2020	$ Change	% Change
Revenue:
Capitated revenue	$1,148,041	$544,617	$603,424	110.8%
Fee-for-service and other revenue	52,055	25,020	27,035	108.1%
Total revenue	$1,200,096	$569,637	$630,459	110.7%

Capitated revenue. Capitated revenue was $1,148.0 million for the nine months ended September 30, 2021, an increase of $603.4 million, or 110.8%, compared to $544.6 million for the nine months ended September 30, 2020. The increase was primarily driven by a 94.1% increase in the total member months and an 8.5% increase in total revenue per member per month. The increase in member months was due to an increase in the total number of members served and our acquisitions, primarily Healthy Partners in June 2020 and University in June 2021, which resulted in the addition of new members and new markets in Florida.

Fee-for-service and other revenue. Fee-for-service and other revenue was $52.1 million for the nine months ended September 30, 2021, an increase of $27.0 million, or 108.1%, compared to $25.0 million for the nine months ended September 30, 2020. The increase in fee-for-service revenue was primarily attributable to an increase in members served across existing centers. We experienced a decrease in utilization of services due to the impact of COVID-19 through the third quarter of 2020, which contributed to lower fee-for service revenue in that period. Further, other revenue increased in the third quarter of 2021 due to an acquisition that generated ancillary fees earned under contracts with certain care organizations for the provision of care coordination services. The increase in pharmacy revenue was driven by organic growth as we continued to increase the number of members served in our established pharmacies as well as the addition of a new pharmacy from our acquisition of University in June of 2021.

Operating Expenses

	Nine Months Ended September 30,
($ in thousands)	2021	2020	$ Change	% Change
Operating expenses:
Third-party medical costs	$866,177	$382,279	$483,898	126.6%
Direct patient expense	135,777	71,441	64,336	90.1%
Selling, general, and administrative expenses	157,348	70,234	87,114	124.0%
Depreciation and amortization expense	30,746	12,741	18,005	141.3%
Transaction costs and other	32,140	29,854	2,286	7.7%
Total operating expenses	$1,222,188	$566,549	$655,639

Third-party medical costs. Third-party medical costs were $866.2 million for the nine months ended September 30, 2021, an increase of $483.9 million, or 126.6%, compared to $382.3 million for the nine months ended September 30, 2020. The increase was driven by a 94.1% increase in total member months, the addition of Direct Contracting Entity members with higher medical costs, and higher utilization of third party medical services as utilization normalized from lower levels related to the COVID-19 pandemic.

Direct patient expense. Direct patient expense was $135.8 million for the nine months ended September 30, 2021, an increase of $64.3 million, or 90.1%, compared to $71.4 million for the nine months ended September 30, 2020. The increase was driven by increases in payroll and benefits of $22.5 million, pharmacy drugs of $6.4 million, medical supplies of $2.8 million and provider payments of $32.6 million.
Selling, general, and administrative expenses. Selling, general, and administrative expenses were $157.3 million for the nine months ended September 30, 2021, an increase of $87.1 million, or 124.0%, compared to $70.2 million for the nine months ended September 30, 2020. The increase was driven by higher salaries and benefits of $36.8 million, stock-based compensation of $11.2 million, occupancy costs of $11.2 million, marketing expenses of $6.0 million, legal and professional services of $7.3 million, and other costs of $14.6 million. These increases were incurred to support the continued growth of our business and expansion into other states.

Depreciation and amortization expense. Depreciation and amortization expense was $30.7 million for the nine months ended September 30, 2021, an increase of $18.0 million, or 141.3%, compared to $12.7 million for the nine months ended September 30, 2020. The increase was driven by purchases of new property and equipment to support the growth of our business during the period as well as the addition of several new brand names, non-compete agreements, and payor relationships from our 2020 and 2021 acquisitions.
Transaction costs and other. Transaction costs and other were $32.1 million for the nine months ended September 30, 2021, an increase of $2.3 million, or 7.7%, compared to $29.9 million for the nine months ended September 30, 2020. The increase was due to higher integration, legal, internal staff, and other professional fees incurred in the first half of 2021 in connection with the closing of the Business Combination.

Other Income (Expense)

	Nine Months Ended September 30,
($ in thousands)	2021	2020	$ Change	% Change
Other income and expense:
Interest expense	$(36,363)	$(21,728)	$(14,635)	67.4%
Interest income	4	239	(235)	(98.3)%
Loss on extinguishment of debt	(13,225)	—	(13,225)	—%
Change in fair value of embedded derivative	—	(5,444)	5,444	(100.0)%
Change in fair value of warrant liabilities	24,565	—	24,565	—%
Other expenses	(54)	(150)	96	(64.0)%
Total other income (expense)	$(25,073)	$(27,083)	$2,010

Interest expense. Interest expense was $36.4 million for the nine months ended September 30, 2021, an increase of $14.6 million, or 67.4%, compared to $21.7 million for the nine months ended September 30, 2020. The increase was primarily driven by interest incurred on our higher outstanding borrowings under our credit facility to fund our acquisitions.

Loss on extinguishment of debt. Loss on extinguishment of debt was $13.2 million for the nine months ended September 30, 2021 due to the partial extinguishment of Term Loan 3 following the closing of the Business Combination. The loss on extinguishment was related to unamortized debt issuance costs.

Change in fair value of the embedded derivative. Change in the fair value of the embedded derivative was $5.4 million for the three months ended September 30, 2021 due to a change in the fair value of the embedded derivative related to our term loan agreement in 2020. The embedded derivative was settled with the refinancing in November of 2020.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities was $24.6 million as a result of a change in the fair value of the Public Warrants and Private Placement Warrants assumed in connection with the Business Combination.

Liquidity and Capital Resources

General
To date, we have financed our operations principally through the issuance of equity and debt. As of September 30, 2021 and December 31, 2020, we had cash, cash equivalents and restricted cash of $208.9 million and $33.8 million, respectively. Our cash, cash equivalents and restricted cash primarily consist of highly liquid investments in money market funds and cash. Since our inception, we have generated significant operating losses from our operations, as reflected in our accumulated deficit of $52.5 million as of September 30, 2021 and negative cash flows from operations.

We expect to incur operating losses and generate negative cash flows from operations for the foreseeable future due to the investments we intend to continue to make in acquisitions, expansion of operations, and due to additional selling, general, and administrative costs we expect to incur in connection with operating as a public company. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.

On November 23, 2020, we entered into the Credit Agreement with certain lenders, with Credit Suisse AG, Cayman Islands Branch, as the administrative agent, collateral agent and a letter of credit issuer, and Credit Suisse Loan Funding LLC, as the sole lead arranger and sole book runner. The Credit Agreement provided for an Initial Term Loan ("Term Loan 3") in an original aggregate principal amount of $480.0 million, a revolving credit facility with original commitments in an aggregate principal amount of $30.0 million (the "Revolving Credit Facility"), and a delayed draw term loan facility with commitments in an aggregate principal amount of $175.0 million (the" Delayed Draw Term Loan Facility"). The Revolving Credit Facility included a $10.0 million sub-limit for the issuance of letters of credit. Borrowings under the Revolving Credit Facility mature, and the revolving commitments thereunder terminate, on November 23, 2025. The Initial Term Loan and Delayed Draw Term Loans mature on November 23, 2027. In June 2021, we borrowed the remaining availability under our Delayed Draw Term Loan Facility and entered into the Third Amendment and Incremental Facility Amendment to the Credit Agreement pursuant to which we borrowed $295.0 million in incremental term loans ("Term Loan 4"), and made certain other amendments to our Credit Agreement. On September 30, 2021, the Company modified the Credit Agreement by adding an incremental term loan for a principal amount of $100.0 million ("Term Loan 5"), subject to the same terms (including interest rate and maturity date) as Term

Loans 3 and 4 above. As of September 30, 2021, the total amount of outstanding debt under our Term Loans under our Credit Agreement was $946.1 million.

The Business Combination closed on June 3, 2021. Pursuant to the Business Combination Agreement, on the Closing Date, Jaws contributed cash to PCIH in exchange for 69.0 million common limited liability company units of PCIH (“PCIH Common Units”) equal to the number of shares of Jaws' Class A ordinary shares outstanding on the Closing Date and 17.25 million Class B ordinary shares owned by Jaws Sponsor LLC (the “Sponsor”) . In connection with the Business Combination, the Company issued 306.8 million shares of Class B common stock to existing shareholders of PCIH. The Company also issued and sold 80.0 million shares of the Company’s Class A common stock in a private placement for $800.0 million. In aggregate, the Company generated approximately $935.4 million in net cash proceeds after transaction costs and advisory fees paid and distributions to PCIH shareholders. On June 4, 2021, the Company utilized $400.0 million of the net proceeds to pay off the Company’s debt under Term Loan 3 and the remainder of the net proceeds was held on the balance sheet for general corporate purposes. See further discussion related to the Business Combination in Note 1, "Nature of Business and Operations" in our unaudited condensed consolidated financial statements.

On June 11, 2021, we entered into a purchase agreement with University for total consideration of $611.1 million. The transaction was financed through $541.5 million of cash on hand, $60.0 million of Class A common stock issued to University's sellers and $9.6 million in contingent consideration from acquisition add-ons based on additional acquired entities.

On July 2, 2021, we entered into the Bridge Loan Agreement with certain lenders and Credit Suisse AG, Cayman Islands Branch, as administrative agent, pursuant to which the lenders provided a $250.0 million unsecured bridge term loan. We used the bridge term loan to acquire (“DMC”).

On September 30, 2021, the Company issued senior unsecured notes for a principal amount of $300.0 million (the "Senior Notes") in a private offering. Proceeds from the Senior Notes were used to repay in full the $250.0 million bridge term loan. The Senior Notes bear interest at 6.25% per annum, payable semi-annually on April 1st and October 1st of each year, commencing April 1, 2022. As of September 30, 2021, the effective interest rate of the Senior Notes was 6.65%. Principal on the Senior Notes is due in full on October 1, 2028.

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

We believe that the proceeds from the Business Combination, our Term Loans and our Revolving Credit Facility described above as well as our cash, cash equivalents and restricted cash will be sufficient to fund our operating and capital needs for at least the next 12 months. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary because of, and our future capital requirements will depend on, many factors, including our growth rate, medical expenses, and the timing and extent of our expansion into new markets. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, and financial condition would be adversely affected.

Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

	Nine Months Ended September 30,
($ in thousands)	2021	2020
Net cash used in operating activities	$(91,498)	$(21,043)
Net cash used in investing activities	(1,116,030)	(253,554)
Net cash provided by financing activities	1,382,634	272,828
Net increase (decrease) in cash, cash equivalents and restricted cash	175,106	(1,769)
Cash, cash equivalents and restricted cash at beginning of year	33,807	29,192
Cash, cash equivalents and restricted cash at end of period	$208,913	$27,423

Operating Activities
For the nine months ended September 30, 2021, net cash used in operating activities was $91.5 million, an increase of $70.5 million in cash outflows compared to net cash used in operating activities of $21.0 million for the nine months ended September 30, 2020. Significant changes impacting net cash used in operating activities were as follows:

•Net loss for the nine months ended September 30, 2021 of $46.4 million compared to net loss for the nine months ended September 30, 2020 of $24.3 million;
•Increases in accounts receivable, net of $96.0 million for the nine months ended September 30, 2021 compared to increases in accounts receivable, net for the nine months ended September 30, 2020 of $33.3 million due to increased member counts across existing providers which was partially offset by the assumption of service provider liabilities from those acquisitions;
•Increases in accounts payable and accrued expenses for the nine months ended September 30, 2021 of $56.6 million compared to increases in accounts payable and accrued expenses for the nine months ended September 30, 2020 of $10.5 million due to the addition of new third-party provider payments related to businesses acquired after the first quarter of 2020 and higher accrued transaction costs; and

•Increases in prepaid expenses and other current assets of $27.4 million for the nine months ended September 30, 2021 compared to decreases in prepaid expenses and other current assets for the nine months ended September 30, 2020 of $0.2 million due to higher prepaid insurance payments and prepaid bonus incentives.

Investing Activities

For the nine months ended September 30, 2021, net cash used in investing activities was $1.1 billion, an increase of $862.5 million in cash outflows compared to net cash used in investing activities of $253.6 million for the nine months ended September 30, 2020 due primarily to an increase in capital expenditures and cash used for acquisitions of subsidiaries.

Financing Activities

Net cash provided by financing activities was $1.4 billion during the nine months ended September 30, 2021, an increase of $1.1 billion in cash inflows compared to net cash provided by financing activities of $272.8 million during the nine months ended September 30, 2020 due primarily to $935.4 million in connection with the Business Combination and PIPE financing as well as additional proceeds from long-term debt and Delayed Draw Term Loans.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under operating and capital leases for our centers and equipment, repayments of long-term debt on notes payable, and payments due to sellers in connection with our acquisitions.

As of September 30, 2021, we had future minimum operating lease payments under non-cancellable leases through the year 2028 of $79.1 million related to office facilities and office equipment. We also had non-cancellable capital lease agreements with third parties through the year 2026 with future minimum payments of $2.9 million.

As of September 30, 2021, we have entered into various credit and guaranty agreements and the total amount of outstanding long-term debt on notes payable was $946.1 million. See Note 9 “Long-term Debt”, in our unaudited condensed consolidated financial statements for more information.

Additionally, we have amounts due to sellers in connection with our historical acquisitions of approximately $24.7 million as of September 30, 2021 that are due within the next twelve months.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2021.
Litigation
We are exposed to various asserted and unasserted potential claims encountered in the normal course of business. We believe that the resolution of these matters will not have a material effect on our consolidated financial position or the results of operations.

Non-GAAP Financial Metrics

The following discussion includes references to EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. A non-GAAP financial measure is a performance metric that departs from U.S. GAAP because it excludes earnings components that are required under U.S. GAAP. Other companies may define non-GAAP financial measures differently and, as a result, our non-GAAP financial measures may not be directly comparable to those of other companies.

By definition, EBITDA consists of net loss before interest, income taxes, depreciation and amortization. Adjusted EBITDA is EBITDA adjusted to add back the effect of certain expenses, such as stock-based compensation expense, de novo losses (consisting of losses incurred in the twelve months after the opening of a new facility), acquisition transaction costs (consisting of transaction costs, fair value adjustments in contingent consideration, management fees and corporate development payroll costs), restructuring and other charges, loss on extinguishment of debt, changes in fair value of an embedded derivative, and changes in fair value of warrant liabilities. Adjusted EBITDA is a key measure used by our management to assess the operating and financial performance of our health centers in order to make decisions on allocation of resources.

The presentation of non-GAAP financial measures also provides additional information to investors regarding our results of operations and is useful for trending, analyzing and benchmarking the performance and value of our business. By excluding certain expenses and other items that may not be indicative of our core business operating results, these non-GAAP financial measures:
•allow investors to evaluate our performance from management’s perspective, resulting in greater transparency with respect to supplemental information used by us in our financial and operational decision making;
•provide better transparency as to the measures used by management and others who follow our industry to estimate the value of our company; and
•allow investors to view our financial performance and condition in the same manner that our significant lenders and landlords require us to report financial information to them in connection with determining our compliance with financial covenants.

Our use of EBITDA and Adjusted EBITDA have limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are as follows:
•although depreciation and amortization expense are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
•Adjusted EBITDA does not reflect: (1) changes in, or cash requirements for, our working capital needs; (2) the potentially dilutive impact of non-cash stock-based compensation; (3) tax payments that may represent a reduction in cash available to us; or (4) net interest expense/income; and
•other companies, including companies in our industry, may calculate EBITDA and/or Adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.

Because of these and other limitations, you should consider Adjusted EBITDA along with other U.S. GAAP-based financial performance measures, including net loss, cash flow metrics and our U.S. GAAP financial results.

The following table provides a reconciliation of net loss to non-GAAP financial information:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Net loss	$(40,883)	$(11,117)	$(46,403)	$(24,289)
Interest income	(1)	(80)	(4)	(239)
Interest expense	16,023	12,346	36,363	21,728
Income tax expense (benefit)	547	326	(762)	294
Depreciation and amortization expense	16,955	5,379	30,746	12,741
EBITDA	$(7,359)	$6,854	$19,940	$10,235
Stock-based compensation	8,909	66	12,148	177
De novo losses (1)	9,016	2,025	21,496	4,373
Acquisition transaction costs (2)	7,825	7,827	35,163	30,121
Restructuring and other	2,123	1,113	5,513	1,829
Loss on extinguishment of debt	—	—	13,225	—
Change in fair value of embedded derivative	—	5,138	—	5,444
Change in fair value of warrant liabilities	14,650	—	(24,565)	—
Adjusted EBITDA	$35,164	$23,023	$82,921	$52,179

(1) De novo losses include those costs associated with the ramp up of new facilities and that are not expected to be incurred past the first 12 months after opening. These costs collectively are higher than comparable expenses incurred once such a facility has been open and generating revenue and would not have been incurred unless a new facility was being opened.

(2) Acquisition transaction costs included $1.3 million and $0.1 million of corporate development payroll costs for the three months ended September 30, 2021 and 2020, respectively, and $3.0 million and $0.3 million of corporate development payroll costs for the nine months ended September 30, 2021 and 2020, respectively. Corporate development payroll costs include those expenses directly related to the additional staff needed to support our increased acquisition activity.

We experienced a 207.4% decrease in EBITDA and a 52.7% increase in Adjusted EBITDA between the three months ended September 30, 2021 and September 30, 2020. The decrease in EBITDA was primarily related to our acquisition activity, stock-based compensation, and changes in fair value of our warrant liabilities which all negatively impacted net income. The increase in Adjusted EBITDA related to overall growth in the business.

We experienced a 94.8% increase in EBITDA and a 58.9% increase in Adjusted EBITDA between the nine months ended September 30, 2021 and September 30, 2020. The increase in EDITDA and Adjusted EBITDA was primarily related to overall growth in the business.

Emerging Growth Company Status
We are an emerging growth company, as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. Accordingly, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. The Company will become a “large accelerated filer,” as defined in Rule 12b-2 of the Exchange Act and will lose its "emerging growth company" status as of the end of the year ending December 31, 2021.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies—Recent Accounting Pronouncements” to our condensed consolidated financial statements for more information.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements and accompanying notes, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. The future effects of the COVID-19 pandemic on our results of operations, cash flows and financial position are unclear; however, we believe we have made reasonable estimates and assumptions in preparing the financial statements. Actual results may differ from these estimates under different assumptions or conditions, impacting our reported results of operations and financial condition.

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

Revenue

Revenue consists primarily of fees for medical services provided under capitated arrangements with HMO health plans. Capitated revenue also consists of revenue earned through Medicare Advantage as well as through commercial and other non-Medicare governmental programs, such as Medicaid, which is captured as other capitated revenue. As we control the healthcare services provided to enrolled members, we act as the principal and the gross fees under these contracts are reported as revenue and the cost of provider care is included in third-party medical costs. Additionally, since contractual terms across these arrangements are similar, we group them into one portfolio.

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

Third-Party Medical Costs

Third-party medical costs primarily consist of all medical expenses paid by the health plans, including inpatient and hospital care, specialists, and medicines. Provider costs are accrued based on date of service to members, based in part on estimates, including an accrual for medical services incurred but not reported (“IBNR”). Actual claims expense will differ from the estimated liability due to factors in estimated and actual member utilization of health care services, the amount of charges, and other factors. Liabilities for IBNR are estimated using standard actuarial methodologies, including our accumulated statistical data, adjusted for current experience. These actuarially determined estimates are continually reviewed and updated; as the amount of unpaid service provider cost is based on estimates, the ultimate amounts paid to settle these liabilities might vary from recorded amounts and these differences may be material.

We have included IBNR claims of approximately $127.0 million and $54.5 million on our balance sheet as of September 30, 2021 and December 31, 2020, respectively.

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

Business Acquisitions

We account for acquired businesses using the acquisition method of accounting. All assets acquired and liabilities assumed are recorded at their respective fair values at the date of acquisition. The determination of fair value involves estimates and the use of valuation techniques when market value is not readily available. We use various techniques to determine fair value in accordance with accepted valuation models, primarily the income approach. The significant assumptions used in developing fair values include, but are not limited to, revenue growth rates, the amount and timing of future cash flows, discount rates, useful lives, royalty rates and future tax rates. The excess of purchase price over the fair value of assets and liabilities acquired is recorded as goodwill. Refer to Note 3, “Business Acquisitions,” for a discussion of the Company's recent acquisitions.

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

ASC 350, "Intangibles—Goodwill and Other" allows entities to first use a qualitative approach to test goodwill for impairment by determining whether it is more likely than not (a likelihood of greater than 50%) that the fair value of a reporting unit is less than its carrying value. When we perform the quantitative goodwill impairment test, we compare the fair value of the reporting unit, which we primarily determine using an income approach based on the present value of expected future cash flows, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, then goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference would be recognized as an impairment loss. We considered the effect of the COVID-19 pandemic on our business and the overall economy and resulting impact on goodwill. There was no impairment to goodwill during the nine months ended September 30, 2021 and 2020.

Our intangibles consist of trade names, brands, non-compete agreements, and customer, payor, and provider relationships. We amortize intangibles using the straight-line method over the estimated useful lives of the intangible, which range from 1 to 20 years. Intangible assets are reviewed for impairment in conjunction with long-lived assets.

The determination of fair values and useful lives requires us to make significant estimates and assumptions. These estimates include, but are not limited to, future expected cash flows from acquired capitation arrangements from a market participant perspective, discount rates, industry data and management’s prior experience. Unanticipated events or circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results.

Equity-Based Compensation

ASC 718, "Compensation—Stock Compensation" requires the measurement of the cost of the employee services received in exchange for an award of equity instruments based on the grant-date fair value or, in certain circumstances, the calculated value of the award. Under our unit-based incentive plan, we may reward employees with various types of awards, including but not limited to profits interests on a service-based or performance-based schedule. These awards may also contain market conditions. We have elected to account for forfeitures as they occur. We use the Black-Scholes pricing option model to estimate the fair value of each award as of the grant date.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.

Interest Rate Risk
As of September 30, 2021 and December 31, 2020, we had cash, cash equivalents and restricted cash of $208.9 million and $33.8 million, respectively, which are held for working capital purposes. We do not make investments for trading or speculative purposes.

As of September 30, 2021 the total amount of outstanding debt under Team Loan 3, Term Loan 4 and Term Loan 5 and the Senior Notes was $946.1 million. As of September 30, 2021, the Term Loan borrowings and Delayed Draw Term Commitments bore interest of 5.25%. The current stated interest rate for the Term Loan borrowings and Initial Revolving Facility was 5.5%. The effective interest rate for the Term Loan borrowings was 5.74% as of September 30, 2021. Term Loan borrowings are subject to interest at a rate per annum equal to (1) the LIBOR rate for a one month interest period on such day, as adjusted via multiplication by the Credit Suisse’s statutory reserve rate and subject to a floor of 0.75% on the adjusted rate only for the Initial Term Loan and the Delayed Draw Term Loans, plus (2) the applicable rate of (a) 4.75% and (b) 4.5% after the Closing Date of the Business Combination, provided that if the Company achieves a public corporate rating from S&P of at least B and a public credit rating from Moody’s of at least B2, then for as long as such ratings remain in effect, a rate of 4.25% shall be applicable. The Senior Notes bore interest at a fixed rate of 6.25%.

Inflation Risk

Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

(a) Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as a result of the material weaknesses initially identified in our January 2021 filing of our S-4 Registration Statement and further identified below by management.

The material weaknesses have not been remediated as of September 30, 2021. See “Part II. Other Information, Item 1A. Risk Factors, Risks Related to Being a Public Company". Our independent registered public accountants have identified a number of material weaknesses in our internal control over financial reporting. If we are unable to remediate the material weaknesses, or if other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner.

The material weaknesses pertain to (i) our failure to establish controls to ensure the completeness and accuracy of information used to estimate and record certain accruals or make other closing adjustments in the financial statement close process, (ii) our failure in the process of accounting for business combinations related to the design and operation of controls to record and measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest recognized as part of a business combination, (iii) JAWS’ failure in the process of accounting for a significant and unusual transaction related to the warrants it issued in connection with its initial public offering in May 2020, which resulted in a material misstatement of our warrant liabilities, transaction costs, change in fair value of warrant liabilities, additional paid-in-capital, accumulated deficit and related financial disclosures for the year ended December 31, 2020 and unaudited quarterly financial information as of and for the three and six months ended June 30, 2020 and the three and nine months ended September 30, 2020, and (iv) our failure to have a sufficient complement of personnel with an appropriate level of knowledge, experience and oversight commensurate with their financial reporting requirements to ensure proper selection and application of U.S. GAAP.

Our management is actively engaged in the implementation of remediation plans to address these material weaknesses. These plans include implementation of enhanced documentation policies and procedures, along with the allocation of resources dedicated to training and monitoring these policies and procedures and recruiting personnel with appropriate levels of skills commensurate with their roles.

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

Notwithstanding these identified material weaknesses, as of the date of the filing of this Quarterly Report on Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, believes that the unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods and such financial statements are presented in conformity with U.S GAAP.

(b) Changes in Internal Control over Financial Reporting

Other than the steps taken in our remediation efforts outlined above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, we may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business. As of September 30, 2021, we do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

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

Approximately 95.7% of our total revenue for the year ended December 31, 2020 and 95.6% and 95.7% of our total revenue for the nine months ended September 30, 2020 and 2021, respectively, is capitated revenue, which, in the case of health plans, is a pre-negotiated percentage of the premium that the health plan receives from CMS. We receive payments directly from CMS under our DCE model. While there are variations specific to each agreement, we generally contract with health plans to receive recurring per-member-per-month revenue and assume the financial responsibility for the healthcare expenses of our members. This type of contract is referred to as a “capitation” contract. To the extent that members require more care than is anticipated and/or the cost of care increases, aggregate fixed compensation amounts, or capitation payments, may be insufficient to cover the costs associated with treatment. If medical costs and expenses exceed estimates, except in very limited circumstances, we will not be able to increase the fee received under these capitation agreements during their then-current terms and we could suffer losses with respect to such agreements. While we maintain stop-loss insurance for our members, protecting us for medical claims per episode in excess of certain levels, future claims could exceed our applicable insurance coverage limits or potential increases in insurance premiums may require us to decrease our level of coverage.

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

Historically, our medical costs and expenses as a percentage of revenue have fluctuated. Factors that may cause medical expenses to exceed estimates include:

•the health status of our members;
•higher levels of hospitalization among our members;
•higher than expected utilization of new or existing healthcare services or technologies;
•an increase in the cost of healthcare services and supplies, whether as a result of inflation or otherwise;
•changes to mandated benefits or other changes in healthcare laws, regulations and practices;
•increased costs attributable to specialist physicians, hospitals and ancillary providers;
•changes in the demographics of our members and medical trends;
•contractual or claims disputes with providers, hospitals or other service providers within and outside a health plan’s network;
•the occurrence of catastrophes, major epidemics or pandemics, including COVID-19 and any variants thereof, or acts of terrorism; and
•the reduction of health plan premiums.

Our revenues and operations are dependent upon a limited number of key existing payors and our continued relationship with those payors, and disruptions in those relationships (including renegotiation, non-renewal or termination of capitation agreements) or the inability of such payors to maintain their contracts with CMS could adversely affect our business.

Our operations are dependent on a concentrated number of payors with whom we contract to provide services to members. Contracts with three such payors accounted for approximately 61.8% and 69.8% of total revenues for the years ended December 31, 2019 and 2020, respectively, and approximately 63.6% and 67.5% for the nine months ended September 30, 2021 and 2020, respectively. Contracts with three such payors accounted for approximately 44.1% and 67.1% of total accounts receivable as of December 31, 2019 and 2020, respectively, and approximately 39.8% as of September 30, 2021. The loss of revenue from these contracts could have a material adverse effect on our business, results of operations, financial condition and cash flows. We believe that a majority of our revenues will continue to be derived from a limited number of key payors, who may terminate their contracts with us or our physicians credentialed by them for convenience on short term notice, or upon the occurrence of certain events. The sudden loss of any of our payor partners or the renegotiation of any of our payor contracts could adversely affect our operating results. In particular, we have entered into expansion agreements with Humana which provide a roadmap to opening new Humana-funded medical centers in the southwestern U.S. by 2024. Humana may decline to fund additional medical centers, which would have an adverse effect on our growth and future prospects. In the ordinary course of business we engage in active discussions and renegotiations with payors in respect of the services we provide and the terms of our payor agreements. As the payors’ businesses respond to market dynamics and financial pressures, and as payors make strategic business decisions in respect of the lines of business they pursue and programs in which they participate, certain of our payors may seek to renegotiate or terminate their agreements with us. These discussions could result in reductions to the fees and changes to the scope of services contemplated by our original payor contracts and consequently could negatively impact our revenues, business and prospects.

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

COVID-19 or another pandemic, epidemic, or outbreak of an infectious disease may have an adverse effect on our business, results of operations, financial condition and cash flows.

In March 2020, numerous state and local jurisdictions, including all markets in which we operate, imposed “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such orders or restrictions have resulted in periods of remote operations at our headquarters and medical centers, work stoppages among some vendors and suppliers, slowdowns and delays, travel restrictions and cancellation of events and have restricted the ability of our front-line outreach teams to host and attend community events, among other effects, thereby negatively impacting our operations. Other disruptions or potential disruptions have included restrictions on the ability of our personnel to travel; inability of our suppliers to manufacture goods and to deliver these to us on a timely basis, or at all; inventory shortages or obsolescence; delays in actions of regulatory bodies; diversion of or limitations on employee resources that would otherwise be focused on the operations of our business, including because of sickness of employees or their families or the desire of employees to avoid contact with groups of people; business adjustments or disruptions of certain third parties; and additional government requirements or other incremental mitigation efforts. The COVID-19 pandemic has had, and may continue to have, severe negative repercussions across local, state and national economies, financial markets and our industry. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which remain uncertain and cannot be predicted, including, but not limited to additional waves of the virus, new information which may emerge concerning the severity and spread of COVID-19 and the actions to contain COVID-19 or treat its impact, including vaccination rates among the population, the effectiveness of the COVID-19 vaccines or boosters against COVID-19 variants, and the response by the governmental bodies and regulators. In addition, the COVID-19 virus disproportionately impacts older adults, especially those with chronic illnesses, which describes many of our members.

It remains difficult to project the direct impact of COVID-19 on our operating revenues and expenses. Key factors include the duration and extent of the outbreak in areas in which we operate as well as societal and governmental responses. Members may continue to be reluctant to seek necessary care given the risks of the COVID-19 pandemic. We also may experience increased internal and third-party medical costs as we provide care for members suffering from COVID-19. This increase in costs may be particularly significant given the significant number of our members who are under capitation agreements. We may also incur liabilities related to our operations during the COVID-19 pandemic. For instance, in May 2020, we received a subpoena from the U.S. Department of Justice (the “DOJ”), seeking records relating to our prescription of hydroxychloroquine during the early days of the pandemic. We reached an agreement with DOJ to make a partial production of documents related to the matter, which we fulfilled in July 2020. We have not had any further interactions with DOJ on this matter. Further, we may face increased competition due to changes to our competitors’ products and services, including modifications to their terms, conditions, and pricing that could materially adversely impact our business, results of operations, and overall financial condition in future periods.

In response to the COVID-19 pandemic, we made operational changes to the staffing and operations of our medical centers to minimize potential exposure to COVID-19. If the COVID-19 pandemic worsens, including the spread of variants, especially in regions where we have offices or medical centers, our business activities originating from affected areas could be adversely affected. Disruptive activities could include business closures in impacted areas, further restrictions on our employees’ and service providers’ ability to travel, impacts to productivity if our employees or their family members experience health issues, and potential delays in hiring and onboarding of new employees. We are unable to predict the effect that an increased focus on providing COVID-19 vaccines or boosters to our members may have on our operations or our financial results. We may take further actions that alter our business operations as may be required by local, state, or federal authorities or that we determine are in the best interests of our employees. Such measures could negatively affect our sales and marketing efforts, employee productivity or member retention, any of which could harm our financial condition and business operations.

Due to the COVID-19 pandemic, we may not be able to document the health conditions of our members as completely as we have in the past. Medicare pays capitation using a “risk adjustment model,” which compensates providers based on the health status (acuity) of each individual member. Payors with higher acuity members receive more, and those with lower acuity members receive less. Medicare requires that a patient’s health issues be documented semi-annually regardless of the permanence of the underlying causes. Historically, this documentation was required to be completed during an in-person visit with a patient. As part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), Medicare is allowing documentation for conditions identified during video visits with patients. It remains unclear, given the disruption caused by COVID-19, whether we will be able to comprehensively document the health conditions of our members, which may adversely impact our revenue in future periods.

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

Our platform and the other systems or networks used in our business may experience an increase in attempted cyber-attacks, privacy breaches, targeted intrusion, ransomware, and phishing campaigns seeking to take advantage of shifts to employees working remotely using their household or personal internet networks and to leverage fears promulgated by the COVID-19 pandemic. The success of any of these unauthorized attempts could substantially impact our platform, the proprietary and other confidential data contained therein or otherwise stored or processed in our operations, and ultimately our business. Any actual or perceived security incident also may cause us to incur increased expenses to improve our security controls and to remediate security vulnerabilities.

While vaccines for COVID-19 have been developed and administered, and the spread of COVID-19 may eventually be contained or mitigated, we cannot predict the percentage of the population that becomes vaccinated, the efficacy of such vaccines (or boosters) against variants, and we do not yet know how businesses or our vendors, partners, members or employees will operate in a post COVID-19 environment. It is unclear how long the COVID-19 pandemic will last, how severe it will be, and what additional safety measures governments will impose in response to it and there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur. Public health officials and medical professionals have warned that COVID-19 cases may spike, particularly if vaccination rates do not increase or if additional, potent disease variants emerge. As of the date of this report, the extent to which the COVID-19 pandemic may impact our business, results of operations and financial condition remains uncertain. Because of our business model, the full impact of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial condition until future periods.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including but not limited to those relating to cyber-attacks and security vulnerabilities, interruptions or delays due to third parties or our ability to raise additional capital or generate sufficient cash flows necessary to fulfill our obligations under our existing indebtedness or to expand our operations.

Reductions in the quality ratings of the health plans we serve or our Medicare Risk Adjustment scores could have a material adverse effect on our business, results of operations, financial condition and cash flows.

As a result of the ACA, the level of reimbursement each health plan receives from CMS is dependent, in part, upon the quality rating of the Medicare plan. Under the Medicare Advantage plan’s star rating system, lower star ratings correspond to lower quality ratings. Such ratings impact the percentage of any cost savings rebate and any bonuses earned by such health plans. Since a significant portion of our revenue is expected to be calculated as a percentage of CMS reimbursements received by these health plans with respect to our members, reductions in the quality ratings of a health plan that we serve could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Our medical centers and affiliate providers are concentrated in certain geographic regions, which makes us sensitive to regulatory, economic, environmental and competitive conditions in those regions.

As of September 30, 2021, we provided care for our 210,663 members across 34 markets, of which approximately 200,000 members and 17 markets were in Florida, with the remainder in Texas, Nevada, and Puerto Rico, and had more than 345 employed providers (physicians, nurse practitioners, physician assistants) at our 113 owned medical centers and more than 1000 affiliate providers. Such geographic concentration makes us particularly sensitive to regulatory, economic, environmental and competitive conditions in the state of Florida. Any material changes in those factors in Florida could have a disproportionate effect on our business and results of operations. Due to the concentration of our operations in Florida, our business may be adversely affected by economic conditions that disproportionately affect Florida as compared to other states. In addition, our exposure to many of the risks described herein are not mitigated by a diversification of geographic focus.

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

As we expand into new markets in new states we must comply with a variety of health regulatory and other state laws. In California, for example, the Knox-Keene Act regulates healthcare service plans and requires registration or licensure if an organization: (i) contracts directly with a healthcare service plan or arranges for healthcare services for the healthcare service plan’s enrollees; (ii) assumes financial risk for the healthcare services provided to the plan’s employees; and (iii) is responsible for the processing and payment of claims made by providers for services rendered by those providers on behalf of a healthcare service plan when those services are covered under risk-based payments made by the plan. Our business may require us to register with the California Department of Managed Health Care, meet certain solvency requirements, submit quarterly and annual financial reports (which will be publicly available), and submit quarterly survey reports.

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

Our relatively limited operating history makes it difficult to evaluate our current business and plan for our future growth. We opened our first medical center in 2009, and our relationship with InTandem to provide financial support and guidance to fund platform investments and accelerate our growth began in 2016. We have encountered and will continue to encounter significant risks and uncertainties frequently experienced by new and growing companies in rapidly changing industries, such as determining appropriate investments for our limited resources, competition from other providers, acquiring and retaining members, hiring, integrating, training and retaining skilled personnel, determining prices for our services, unforeseen expenses, challenges in forecasting accuracy and successfully integrating practices that we acquire. Although we have successfully expanded our medical center footprint outside of Florida and intend to continue to expand into new geographic locations, we cannot provide assurance that any new medical centers we open or new geographic locations we enter will be successful. If we are unable to increase our member enrollment, successfully manage our third-party medical costs or successfully expand into new member services, our revenue and our ability to achieve and sustain profitability would be impaired. Additional risks include our ability to effectively manage growth of, process, store, protect and use personal data in compliance with governmental regulations, contractual obligations and other legal obligations related to privacy and security and manage our obligations as a provider of healthcare services under Medicare and Medicaid. If our assumptions regarding these and other similar risks and uncertainties, which we use to plan our business, are incorrect or change as we gain more experience operating our business or due to changes in our industry, or if we do not address these challenges successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

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

Labor shortages and constraints in the supply chain could adversely affect our results of operations.

In 2021, we experienced labor shortages and other labor-related issues, which were pronounced as a result of the COVID-19 pandemic. A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, federal unemployment subsidies, including unemployment benefits offered in response to the COVID-19 pandemic, increased wages offered by other employers, vaccine mandates and other government regulations and our responses thereto. As more employers offer remote work, we may have more difficulty recruiting for jobs that require on-site attendance. We have recently observed an overall tightening and increasingly competitive labor market. A sustained labor shortage or increased turnover rates within our employee base, caused by COVID-19 or as a result of general macroeconomic factors, could lead to increased costs, such as increased overtime or financial incentives to meet demand and increased wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our business. If we are unable to hire and retain employees capable of performing at a high-level, our business could be adversely affected. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation, caused by COVID-19 or as a result of general macroeconomic factors, could have a material adverse impact on our business and operating results.

In addition, recent developments in the national and worldwide supply chain slowdown have resulted in increased cost and reduced supply for most supplies and materials, including healthcare supplies and equipment and building materials necessary for the build-out and completion of new medical centers. It is impossible to predict how long this supply chain slowdown will last or how much it will impact our business operations but it is likely that our costs will increase for supplies and equipment and our ability to quickly open new centers on budget will be impaired.

We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to achieve or maintain profitability.

We incurred a net loss of $(74.8) million for the year ended December 31, 2020 and net loss of $(24.3) million and $(46.4) million for the nine months ended September 30, 2020 and 2021. Our accumulated deficit was $99.9 million and $52.5 million as of December 31, 2020 and September 30, 2021, respectively. We expect our aggregate costs will increase substantially in the foreseeable future and our losses will continue as we expect to invest heavily in increasing our member base, expanding our operations, hiring additional employees and operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Our cash flows from operating activities were negative for the year ended December 31, 2020 and the nine months ended September 30, 2021. We may not generate positive cash flow from operating activities in any given period, and our limited operating history may make it difficult for you to evaluate our current business and our future prospects. In addition, we have expended a significant amount of cash on acquisitions and investing in de novo medical centers. There is no guarantee that any such acquisition or investment is successful or generates a net profit. See “Risks Related to Our Growth.”

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

The amounts we receive for services provided to members are determined by a number of factors, including the payor mix of our members and the reimbursement methodologies and rates utilized by our members’ plans. Reimbursement rates are generally higher for capitation agreements than they are under fee-for-service arrangements, and capitation agreements provide us with an opportunity to capture any additional surplus we create by investing in preventive care to keep a particular member’s third-party medical expenses low. Under a capitated payor arrangement, we receive recurring per-member-per-month revenue and assume the financial responsibility for the healthcare expenses of our members. Under a fee-for-service payor arrangement, we collect fees directly from the payor as services are provided. Approximately 95.7% of our total revenue for the year ended December 31, 2020 and approximately 95.7% of our total revenue for the nine months ended September 30, 2021 is capitated revenue, with the remainder being fee-for-service and other revenue. A significant decrease in the number of capitation arrangements could adversely affect our revenues and results of operations.

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

In addition to our owned medical centers, we also provide practice management and administrative support services to independent physicians and group practices that we do not own through our managed services organization relationships, which we refer to as our affiliate providers. Our affiliate relationships allow us to partner with independent physicians and group practices and provides them access to components of our population health platform. As of September 30, 2021, we maintained relationships with over 1000 affiliate providers. As in the case of our owned medical centers, we receive per-member-per-month capitated revenue and a pre-negotiated percentage of the premium that the health plan receives from CMS. We pay the affiliate a primary care fee and a portion of the surplus of premium in excess of third-party medical costs. The surplus portion paid to affiliates is recorded as direct patient expense. However, we do not own our affiliated centers and our affiliated physicians are not our employees, and we have limited control over their operations. Accordingly, we do not exercise influence or control over the practice of medicine by our affiliated physicians, including, but not limited to, quality and cost of care. Our affiliated physicians and physician groups may not maintain standards of evidence-based medical practice and population health management that are consistent with our standards. If a material number of those relationships were disrupted or if our arrangements with such providers become subject to legal challenges, liabilities or reputational harm, our business could be harmed.

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

Negative publicity regarding the managed healthcare industry generally, or the Medicare Advantage program in particular, may result in increased regulation and legislative review of industry practices that further increase our costs of doing business and adversely affect our results of operations or business by:
•requiring us to change or increase our products and services provided to members;
•increasing the regulatory, including compliance, burdens under which we operate, which, in turn, may negatively impact the manner in which we provide services and increase our costs of providing services;
•adversely affecting our ability to market our products or services through the imposition of further regulatory restrictions regarding the manner in which plans and providers market to Medicare Advantage or traditional Medicare enrollees; or
•adversely affecting our ability to attract and retain members.

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

Our pharmacy business is subject to numerous federal, state and local laws and regulations. Changes in these regulations may require extensive system and operating changes that may be difficult to implement. Untimely compliance or noncompliance with applicable regulations could result in the imposition of civil and criminal penalties that could adversely affect the continued operation of our pharmacy business, including: (i) suspension of payments from government programs; (ii) loss of required government certifications; (iii) loss of authorizations or changes in requirements for participating in, or exclusion from government reimbursement programs, such as the Medicare and Medicaid programs; (iv) loss of licenses; or (v) significant fines or monetary penalties. The regulations to which we are subject include, but are not limited to, federal, state and local registration and regulation of pharmacies; dispensing and sale of controlled substances and products containing pseudoephedrine; applicable Medicare and Medicaid regulations; regulations implementing the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations (“HIPAA”); regulations implementing the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations (“HIPAA”); regulations relating to the protection of the environment and health and safety matters, including those governing exposure to and the management and disposal of hazardous substances; regulations enforced by the U. S. Federal Trade Commission, HHS and the Drug Enforcement Administration as well as state regulatory authorities, governing the sale, advertisement and promotion of products we sell; state and federal anti-kickback laws; false claims laws and federal and state laws governing the practice of the profession of pharmacy. We are also governed by federal and state laws of general applicability, including laws regulating wages and hours, working conditions, health and safety and equal employment opportunity. If we are unable to successfully provide pharmacy services, we may not be able to achieve the expected benefits of our value-based care model where members have access to both primary care and ancillary programs such as pharmacy services at our medical centers, which may have a negative effect on our business and results of operations.

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

We are subject to an Amended and Restated Right of First Refusal Agreement (the “ROFR Agreement”), entered into by and among Humana and certain of its affiliates and PCIH, the Seller and the Company upon completion of the Business Combination. Under the ROFR Agreement, Humana has been granted a right of first refusal on any sale, lease, license or other disposition, in one transaction or a series of related transactions, of assets, businesses, divisions or subsidiaries that constitute 20% or more of the net revenues, net income or assets of, or any equity transaction (including by way of merger, consolidation, recapitalization, exchange offer, spin-off, split-off, reorganization or sale of securities) that results in a change of control of, PCIH, the Seller, or the Company or its subsidiary, HP MSO, LLC. If exercised, Humana would have the right to acquire the assets or equity interests by matching the terms of the proposed sale transaction.

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

We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increasing expenses as we continue to grow our business. We expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, expand our operations and infrastructure, and continue to expand to reach more members. In addition to the expected costs to grow our business, we also expect to incur additional legal, accounting, investor relations and other expenses as a newly public company. These investments may be more costly than we expect, and if we do not achieve the benefits anticipated from these investments, or if the realization of these benefits is delayed, they may not result in increased revenue or growth in our business. If our growth rate were to decline significantly or become negative, it could adversely affect our financial condition and results of operations. If we are not able to achieve or maintain positive cash flow in the long term, we may require additional financing, which may not be available on favorable terms or at all and/or which could be dilutive to our stockholders. If we are unable to successfully address these risks and challenges as we encounter them, our business, results of operations and financial condition would be adversely affected. Our failure to achieve or maintain profitability could negatively impact the value of our securities.

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

Our growth strategy in new markets involves a number of risks and uncertainties, including that:

•we may not be able to successfully enter into contracts with local payors on terms favorable to us or at all, including as a result of competition for payor relationships with other potential players, some of whom may have greater resources than we do, which competition may intensify due to the ongoing consolidation in the healthcare industry;

•we may not be able to recruit or retain a sufficient number of new members to execute our growth strategy, and we may incur substantial costs to recruit new members and we may be unable to recruit a sufficient number of new members to offset those costs;

•we may not be able to hire sufficient numbers of physicians and other staff and may fail to integrate our employees, particularly our medical personnel, into our care model;

•per-member revenue in new markets may be lower than in our existing markets, including as a result of geographic cost index-based adjustments by CMS;

•we may not be able to hire sufficient numbers of physicians and other staff and may fail to integrate our employees, particularly our medical personnel, into our care model;

•when expanding our business into new states, we may be required to comply with laws and regulations that may differ from states in which we currently operate; and

•depending upon the nature of the local market, we may not be able to implement our business model in every local market that we enter; for example, we may be unable to offer all services that we offer in our current markets (e.g., transportation), which could negatively impact our revenues and financial condition.

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

Making selected acquisitions of complementary medical centers, physicians and group practices and successfully integrating them has been an important part of our growth to date, having completed a significant number of transactions since 2017, and we expect it to be a part of our strategy going forward. However, in the future, we may not be able to identify suitable acquisition candidates, complete acquisitions or integrate acquisitions successfully. In addition, acquisitions involve numerous risks, including difficulties in the integration of acquired operations and the diversion of management’s attention from other business concerns. In order to complete such strategic transactions, we may need to seek additional financing to fund these investments and acquisitions. Should we need to obtain financing for any acquisition or investment, there is no guarantee that we will be able to secure such financing, or obtain such financing on favorable terms, including due to general market conditions or the volatile nature of the healthcare marketplace. Should we issue equity securities as consideration in any acquisition, such issuance may be dilutive to our stockholders and the acquisition may not produce our desired results. If we incur additional debt, we may be subject to additional operating restrictions or be unable to generate sufficient cash flow to satisfy our debt obligations. See “Risks Related to Our Indebtedness.”

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

The potential difficulties, and resulting costs and delays, include:

•managing a larger combined company and consolidating corporate and administrative infrastructures;

•the inability to realize any expected synergies and cost-savings;

•difficulties in managing geographically dispersed operations, including risks associated with entering markets in which we have no or limited prior experience;

•underperformance of any acquired business relative to our expectations and the price we paid;

•negative near-term impacts on financial results after an acquisition, including acquisition-related earnings charges;

•the assumption or incurrence of additional debt obligations or expenses, or use of substantial portions of our cash;

•the issuance of equity securities to finance or as consideration for any acquisitions that dilute the ownership of our stockholders;

•claims by terminated employees and shareholders of acquired companies or other third parties related to the transaction;

•problems maintaining uniform procedures, controls and policies with respect to our financial accounting systems;

•unanticipated issues in integrating information technology, communications and other systems; and

•risks associated with acquiring intellectual property, including potential disputes regarding acquired companies’ intellectual property.

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

Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, expand our services in new geographic locations, build additional de novo medical centers and execute our accretive acquisition strategy. We will need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms or at all. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests. If we engage in additional debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, the covenants in the Credit Agreement may limit our ability to obtain additional debt, and any failure to adhere to these covenants could result in penalties or defaults that could further restrict our liquidity or limit our ability to obtain financing. If we need additional capital and cannot raise it on acceptable terms, or at all, we may not be able to, among other things:

•develop and enhance our member services;
•continue to expand our organization;
•hire, train and retain employees;
•respond to competitive pressures or unanticipated working capital requirements; or
•pursue acquisition opportunities.

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

Our operations are subject to extensive federal, state and local government laws and regulations, such as:

•Medicare and Medicaid reimbursement rules and regulations;

•federal Anti-Kickback Statute, which, subject to certain exceptions known as “safe harbors,” prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration for referring an individual, in return for ordering, leasing, purchasing or recommending or arranging for or to induce the referral of an individual or the ordering, purchasing or leasing of items or services covered, in whole or in part, by any federal healthcare program, such as Medicare and Medicaid. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act (the “FCA”);

•the federal physician self-referral law, commonly referred to as the Stark Law, and analogous state self-referral prohibition statutes, which, subject to limited exceptions, prohibit physicians from referring Medicare or Medicaid patients to an entity for the provision of certain “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with an entity, and prohibit the entity from billing Medicare or Medicaid for such “designated health services.” The Stark Law excludes certain ownership interests in an entity from the definition of a financial relationship, including ownership of investment securities that could be purchased on the open market when the designated health services referral was made and when the entity had stockholder equity exceeding $75 million at the end of the corporation’s most recent fiscal year or on average during the previous three fiscal years. “Stockholder equity” is the difference in value between a corporation’s total assets and total liabilities;

•federal civil and criminal false claims laws, including the FCA, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by Medicare, Medicaid, or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;

•the Civil Monetary Penalty statute and associated regulations, which authorizes the government agent to impose civil money penalties, an assessment, and program exclusion for various forms of fraud and abuse involving the Medicare and Medicaid programs;

•the criminal healthcare fraud provisions of HIPAA, and related rules that prohibit knowingly and willfully executing, or attempting to execute, a scheme or artifice to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it;

•federal and state laws regarding telemedicine services, including necessary technological standards to deliver such services, coverage restrictions associated with such services, the amount of reimbursement for such services, the licensure of individuals providing such services;

•federal and state laws and policies related to the prescribing and dispensing of pharmaceuticals and controlled substances;

•federal and state laws related to the advertising and marketing of services by healthcare providers;

•state laws regulating the operations and financial condition of risk bearing providers, which may include capital requirements, licensing or certification, governance controls and other similar matters;

•state and federal statutes and regulations that govern workplace health and safety;

•federal and state laws and policies that require healthcare providers to maintain licensure, certification or accreditation to enroll and participate in the Medicare and Medicaid programs, to report certain changes in their operations to the agencies that administer these programs and, in some cases, to re-enroll in these programs when changes in direct or indirect ownership occur;

•state laws pertaining to kickbacks, fee splitting, self-referral and false claims, some of which are not consistent with comparable federal laws and regulations, including, for example, not being limited in scope to relationships involving government health care programs;

•state insurance laws governing what healthcare entities may bear financial risk and the allowable types of financial risks, including direct primary care programs, provider-sponsored organizations, Accountable Care Organizations, Independent Physician Associations, and provider capitation;

•federal and state laws pertaining to the provision of services by nurse practitioners and physician assistants in certain settings, physician supervision of those services, and reimbursement requirements that depend on the types of services provided and documented and relationships between physician supervisors and nurse practitioners and physician assistants; and

•federal and state laws pertaining to the privacy and security of protected health information (“PHI”) and other patient information.

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

If any of our operations are found to violate these or other government laws or regulations, we could suffer severe consequences that would have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price, including:

•suspension or termination of our participation in government payment programs;

•refunds of amounts received in violation of law or applicable payment program requirements dating back to the applicable statute of limitation periods;

•loss of our required government certifications or exclusion from government payment programs;

•loss of our licenses required to operate healthcare facilities or administer pharmaceuticals in the states in which we operate;

•criminal or civil liability, fines, damages, exclusion from participation in federal and state health care programs and/or monetary penalties for violations of healthcare fraud and abuse laws, including the federal Anti-Kickback Statute, Civil Monetary Penalties Law, Stark Law and FCA, state laws and regulations, or other failures to meet regulatory requirements;

•enforcement actions by governmental agencies and/or state law claims for monetary damages by patients who believe their PHI has been used, disclosed or not properly safeguarded in violation of federal or state patient privacy laws, including HIPAA and the Privacy Act of 1974;

•mandated changes to our practices or procedures that significantly increase operating expenses;

•imposition of and compliance with corporate integrity agreements that could subject us to ongoing audits and reporting requirements as well as increased scrutiny of our billing and business practices which could lead to potential fines, among other things;

•termination of various relationships and/or contracts related to our business, including payor agreements, joint venture arrangements, medical director agreements, real estate leases and consulting agreements with physicians;

•changes in and reinterpretation of rules and laws by a regulatory agency or court, such as state corporate practice of medicine laws, that could affect the structure and management of our business and its affiliated physician practice corporations;

•negative adjustments to government payment models including, but not limited to, Medicare Parts A, B, C and D and Medicaid; and

•harm to our reputation which could negatively impact our business relationships, affect our ability to attract and retain members and physicians, affect our ability to obtain financing and decrease access to new business opportunities, among other things.

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

We receive the majority of our revenue from Medicare, either directly or through Medicare Advantage plans, and revenue from Medicare accounted for 80.8% of our revenue for the year ended December 31, 2020 and 76.8% and 83.3% of our revenue for the nine months ended September 30, 2020 and 2021, respectively. In addition, many private payors base their reimbursement rates on the published Medicare rates or are themselves reimbursed by Medicare for the services we provide. As a result, our results of operations are, in part, dependent on government funding levels for Medicare programs, particularly Medicare Advantage programs. Any changes that limit or reduce Medicare Advantage or general Medicare reimbursement levels, such as reductions in or limitations of reimbursement amounts or rates under programs, reductions in funding of programs, expansion of benefits without adequate funding, elimination of coverage for certain benefits, or elimination of coverage for certain individuals or treatments under programs, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The Medicare program and its reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past and could in the future result in substantial reductions in our revenue and operating margins. For example, due to the federal sequestration, an automatic 2% reduction in Medicare spending took effect beginning in April 2013. The CARES Act, designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, and subsequent legislation temporarily suspended these reductions until December 31, 2021, and extended the sequester by one year, through 2030. Additional legislation extended this suspension until the end of the pandemic.

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

In addition, CMS often changes the rules governing the Medicare program, including those governing reimbursement. Changes that could adversely affect our business include:

•administrative or legislative changes to base rates or the bases of payment;

•limits on the services or types of providers for which Medicare will provide reimbursement;

•changes in methodology for member assessment and/or determination of payment levels;

•the reduction or elimination of annual rate increases; or

•an increase in co-payments or deductibles payable by beneficiaries.

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

There is also uncertainty regarding traditional Medicare and Medicare Advantage in both payment rates and beneficiary enrollment, which, if reduced, would reduce our overall revenues and net income. Although Medicare Advantage enrollment increased by approximately 15 million, or by 136%, between the enactment of the ACA in 2010 and 2021, there can be no assurance that this trend will continue. Further, fluctuation in Medicare Advantage payment rates is evidenced by CMS’s annual announcement of the expected average change in revenue from the prior year: for 2021, CMS announced an average increase of 1.66%; and for 2022, 4.08%. Uncertainty over traditional Medicare and Medicare Advantage enrollment and payment rates present a continuing risk to our business.

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

Approximately 50% of our medical center Medicare members are dual-eligible, qualifying for both Medicare and Medicaid. Medicaid is a joint federal-state program purchasing healthcare services for the low income and indigent as well as certain higher-income individuals with significant health needs. Under broad federal criteria, states establish rules for eligibility, services and payment. Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets. This, combined with slower state revenue growth, has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending.

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

HIPAA imposes mandatory penalties for certain violations. Penalties for violations of HIPAA and its implementing regulations start at $100 per violation and, except in certain circumstances, are not to exceed $50,000 per violation, subject to a cap of $1.78 million for violations of the same standard in a single calendar year. However, a single breach incident can result in violations of multiple standards. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

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

As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental inspections, reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. Payors may also reserve the right to conduct audits. We also periodically conduct internal audits and reviews of our regulatory compliance. An adverse inspection, review, audit or investigation could result in:

•refunding amounts we have been paid pursuant to the Medicare or Medicaid programs or from payors;

•state or federal agencies imposing fines, penalties and other sanctions on us;

•temporary suspension of payment for new patients to the facility or agency;

•decertification or exclusion from participation in the Medicare or Medicaid programs or one or more payor networks;

•self-disclosure of violations to applicable regulatory authorities;

•damage to our reputation;

•the revocation of a facility’s or agency’s license; and

•loss of certain rights under, or termination of, our contracts with payors.

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

Some states have laws that prohibit business entities, such as us, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians or engaging in certain arrangements, such as fee-splitting, with physicians (such activities generally referred to as the “corporate practice of medicine”). In some states these prohibitions are expressly stated in a statute or regulation, while in other states the prohibition is a matter of judicial or regulatory interpretation. Certain of the states in which we currently operate, such as California, Illinois, Texas and Nevada, and certain of the states to which we may expand our operations, such as New York, generally prohibit the corporate practice of medicine, and other states may enact such restrictions as well.

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

The claims and encounter records that we submit to health plans may impact data that support the Medicare Risk Adjustment Factor (“RAF”), scores attributable to members. These RAF scores determine, in part, the revenue to which the health plans and, in turn, we are entitled to the provision of medical care to such members. The data submitted to CMS by each health plan is based, in part, on medical charts and diagnosis codes that we prepare and submit to the health plans. Each health plan generally relies on us and our affiliated physicians to appropriately document and support such RAF data in our medical records. Each health plan also relies on us and our affiliated physicians to appropriately code claims for medical services provided to members. Erroneous claims and erroneous encounter records and submissions could result in inaccurate revenue and risk adjustment payments, which may be subject to correction or retroactive adjustment in later periods. This corrected or adjusted information may be reflected in financial statements for periods subsequent to the period in which the revenue was recorded. We might also need to refund a portion of the revenue that we received, which refund, depending on its magnitude, could damage our relationship with the applicable health plan and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

We compete directly with national, regional and local providers of healthcare for members and physicians. There are many other companies and individuals currently providing healthcare services, many of which have been in business longer and/or have substantially more resources. There have been increased trends towards consolidation and vertical integration in the healthcare industry, including an influx of additional capital. Since there are virtually no substantial capital expenditures required for providing healthcare services, there are few financial barriers to entry in the healthcare industry. Other companies could enter the healthcare industry in the future and divert some or all of our business. Our ability to compete successfully varies from location to location and depends on a number of factors, including the number of competing primary care facilities in the local market and the types of services available at those facilities, our local reputation for quality care of members, the commitment and expertise of our medical staff, our local service offerings and community programs, the cost of care in each locality, and the physical appearance, location, age and condition of our facilities. If we are unable to attract members to our medical centers, our revenue and profitability will be adversely affected. Some of our competitors may have greater recognition and be more established in their respective communities than we are, and may have greater financial and other resources than we have. Competing primary care providers may also offer larger facilities or different programs or services than we do, which, combined with the foregoing factors, may result in our competitors being more attractive to our current members, potential members and referral sources. Furthermore, while we budget for routine capital expenditures at our facilities to keep them competitive in their respective markets, to the extent that competitive forces cause those expenditures to increase in the future, our financial condition may be negatively affected. In addition, our relationships with governmental and private third-party payors are not exclusive and our competitors have established or could seek to establish relationships with such payors to serve their covered patients. Additionally, as we expand into new geographies, we may encounter competitors with stronger relationships or recognition in the community in such new geography, which could give those competitors an advantage in obtaining new patients. Individual physicians, physician groups and companies in other healthcare industry segments, including those with which we have contracts, and some of which have greater financial, marketing and staffing resources, may become competitors in providing health care services, and this competition may have a material adverse effect on our business operations and financial position. In addition, established competitors in new markets (or new lines of business) may seek to increase competitive marketing, enrollment and recruiting practices in an effort to disrupt or slow our successful market entry. Such increased competitive activity could lead to competitive marketing and recruiting that could drive up the costs of entry and vigorous enforcement of contractual rights (e.g., non-compete agreements, etc.) that could impair our growth and increase the number lawsuits which could have a material adverse effect on our business, financial condition or results of operations.

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

Risks Related to Data Security and Intellectual Property

Our proprietary platform relies on third-party vendors, and disruptions in those relationships or other failures of our platform could damage our reputation, give rise to claims against us or divert the application of our resources from other purposes, any of which could harm our business.

CanoPanorama, our proprietary population health management technology-powered platform, contains components developed and maintained by third-party software vendors. Moreover, we use a third-party cloud-based electronic health record management system. The ability of these third-party suppliers to successfully provide reliable and high-quality services is subject to technical and operational uncertainties that are beyond our control. We may not be able to replace the functions provided by the third-party software currently used in CanoPanorama if that software becomes obsolete or defective or is not adequately maintained or updated. We may not be able to maintain our relationships with our third-party software vendors. Any significant interruption in the availability of these third-party software products or defects in these products could harm our business unless and until we can secure or develop an alternative source. In the event of failure in such third-party vendors’ systems and processes, we could experience business interruptions or privacy and/or security breaches surrounding our data. Any of these outcomes could damage our reputation, give rise to claims against us or divert the application of our resources from other purposes, any of which could harm our business.

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

We are highly dependent on information technology networks and systems, including the internet, to securely process, transmit and store this sensitive data and information. Security breaches of this infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, and employee or contractor error, negligence or malfeasance, can create system disruptions, shutdowns or unauthorized disclosure or modifications of such sensitive data or information, causing PHI or other PII to be accessed or acquired without authorization or to become publicly available. We utilize third-party service providers for important aspects of the collection, storage, processing and transmission of employee, user and member information, and other confidential and sensitive information, and therefore rely on third parties to manage functions that have material cybersecurity risks. Because of the sensitivity of the PHI, other PII and other sensitive information that we and our service providers collect, store, transmit, and otherwise process, the security of our technology platform and other aspects of our services, including those provided or facilitated by our third-party service providers, are important to our operations and business strategy. We take certain administrative, physical and technological safeguards to address these risks, such as requiring contractors and other third-party service providers who handle this PHI, other PII and other sensitive information to enter into agreements that contractually obligate them to use reasonable efforts to safeguard such PHI, other PII, and other sensitive information. Measures taken to protect our systems, those of our contractors or third-party service providers, or the PHI, other PII, or other sensitive information we or contractors or third-party service providers process or maintain, may not adequately protect us from the risks associated with the collection, storage, processing and transmission of such sensitive data and information. We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by security breaches. Despite our implementation of security measures, cyber-attacks are becoming more sophisticated and frequent. As a result, we or our third-party service providers may be unable to anticipate these techniques or implement adequate protective measures.

A security breach or privacy violation that leads to disclosure or unauthorized use or modification of, or that prevents access to or otherwise impacts the confidentiality, security, or integrity of, member information, including PHI or other PII, or other sensitive information that we or our contractors or third-party service providers maintain or otherwise process, could harm our reputation, compel us to comply with breach notification laws, cause us to incur significant costs for remediation, fines, penalties, notification to individuals and for measures intended to repair or replace systems or technology and to prevent future occurrences, potential increases in insurance premiums, and require us to verify the accuracy of database contents, resulting in increased costs or loss of revenue. While we have not experienced any material system failure, accident or security breach to-date of which we are aware, we nevertheless have experienced from time to time, and continue to experience in the future, cyber-attacks on our information technology systems despite our best efforts to prevent them. For instance, in June 2020, we disclosed to the public a data breach resulting from a business email compromise by an unknown threat actor that affected Office 365 email accounts of certain employees. As some of the affected email inboxes contained PHI or PII, we notified all potentially affected individuals and the HHS Office of Civil Rights (“OCR”). In December 2020, we received a data request from OCR relating to this incident, to which we responded. In June 2021, OCR notified us that it has closed this inquiry with no findings. In addition, a class action lawsuit related to this incident was filed against us in the Miami-Dade County Court of the State of Florida. Our insurance carrier has reached a settlement with the class action plaintiffs and the settlement was approved by the Miami-Dade County Court at a hearing held on July 1, 2021. We may be subject to financial or reputational loss as a result of this data security incident.

If we are unable to prevent or mitigate such security breaches or privacy violations or implement satisfactory remedial measures, or if it is perceived that we have been unable to do so, our operations could be disrupted, we may be unable to provide access to our systems, we could suffer a loss of members and we may as a result suffer loss of reputation, adverse impacts on member and investor confidence, financial loss, governmental investigations or other actions, regulatory or contractual penalties, and other claims and liability. In addition, security breaches and other inappropriate access to, or acquisition or processing of, information can be difficult to detect, and any delay in identifying such incidents or in providing any notification of such incidents may lead to increased harm.

Any such breach or interruption of our systems or those of any of our third-party service providers could compromise our networks or data security processes and sensitive information could be made inaccessible or could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such interruption in access, improper access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws and regulations that protect the privacy of member information or other personal information, such as HIPAA, as amended by the Health Information Technology for Economic and Clinical Health (HITECH) Act, and their implementing regulations and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to perform our services, access member health information, collect, process, and prepare company financial information, provide information about our current and future services and engage in other member and clinician education and outreach efforts. Any such breach could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our business and competitive position. While we maintain insurance that covers certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

Disruptions in our disaster recovery systems or management continuity planning could limit our ability to operate our business effectively.

Our information technology systems facilitate our ability to conduct our business. While we have disaster recovery systems and business continuity plans in place, any disruptions in our disaster recovery systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to effectively monitor and control our operations. Despite our implementation of a variety of security measures, our information technology systems could be subject to physical or electronic break-ins, and similar disruptions from unauthorized tampering or any weather-related disruptions where our headquarters are located. In addition, in the event that a significant number of our management personnel are unavailable in the event of a disaster, our ability to effectively conduct business could be adversely affected.

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

Monitoring unauthorized use of our intellectual property is difficult and costly. From time to time, we seek to analyze our competitors’ services, and may in the future seek to enforce our rights against potential infringement. However, the steps we have taken to protect our intellectual property rights may not be adequate to prevent infringement or misappropriation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Any inability to meaningfully protect our intellectual property rights could result in harm to our ability to compete and reduce demand for our services. Moreover, our failure to develop and properly manage new intellectual property could adversely affect our market positions and business opportunities. Also, some of our services rely on technologies and software developed by or licensed from third parties, and we may not be able to maintain our relationships with such third parties or enter into similar relationships in the future on reasonable terms, or at all.

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

Our commercial success depends on our ability to develop and commercialize our services and use our proprietary technology platform without infringing the intellectual property or proprietary rights of third parties. Intellectual property disputes can be costly to defend and may cause our business, operating results and financial condition to suffer. As the market for healthcare in the United States expands and more patents are issued, the risk increases that there may be patents issued to third parties that relate to our technology platform of which we are not aware or that we must challenge to continue our operations as currently contemplated. Whether merited or not, we may face allegations that we, our vendors or licensors or parties indemnified by us have infringed or otherwise violated the patents, trademarks, copyrights or other intellectual property rights of third parties. Such claims may be made by competitors seeking to obtain a competitive advantage or by other parties. Additionally, in recent years, individuals and groups have begun purchasing intellectual property assets for the purpose of making claims of infringement and attempting to extract settlements from companies like ours. We may also face allegations that our employees have misappropriated the intellectual property or proprietary rights of their former employers or other third parties. It may be necessary for us to initiate litigation to defend ourselves in order to determine the scope, enforceability and validity of third-party intellectual property or proprietary rights, or to establish our respective rights. We may not be able to successfully settle or otherwise resolve such adversarial proceedings or litigation. If we are unable to successfully settle future claims on terms acceptable to us we may be required to engage in or to continue claims, regardless of whether such claims have merit, which can be time-consuming, divert management’s attention and financial resources and can be costly to evaluate and defend. Results of any such litigation are difficult to predict and may require us to stop commercializing or using our technology platform, obtain licenses, modify our services and technology platform while we develop non-infringing substitutes or incur substantial damages, settlement costs or face a temporary or permanent injunction prohibiting us from marketing or providing the affected services. If we require a third-party license, it may not be available on reasonable terms or at all, and we may have to pay substantial royalties, service fees, upfront fees or grant cross-licenses to intellectual property rights for our services. We may also have to redesign our services so they do not infringe on third-party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time, during which our technology platform may not be available for commercialization or use. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations. If we cannot or do not obtain a third-party license to the infringed technology, license the technology on reasonable terms or obtain similar technology from another source, our revenue and earnings could be adversely impacted.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business with respect to intellectual property. We are not currently subject to any claims from third parties asserting infringement of their intellectual property rights. Some third parties may be able to sustain the costs of complex litigation more effectively than we can because they have substantially greater resources. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our securities. Moreover, any uncertainties resulting from the initiation and continuation of any legal proceedings could have a material adverse effect on our ability to raise the funds necessary to continue our operations. Assertions by third parties that we violate their intellectual property rights could therefore have a material adverse effect on our business, financial condition and results of operations.

If we are unable to protect the confidentiality of our trade secrets, know-how and other proprietary and internally developed information, the value of our technology platform could be adversely affected.

We may not be able to adequately protect our trade secrets, know-how and other internally developed information, including in relation to the CanoPanorama platform. Although we use reasonable efforts to protect this internally developed information and technology platform, our employees, consultants and other parties (including independent contractors and companies with which we conduct business) may unintentionally or willfully disclose our information or technology to competitors. Enforcing a claim that a third party illegally disclosed or obtained and is using any of our internally developed information or technology is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets, know-how and other proprietary information. We rely, in part, on non-disclosure and confidentiality agreements with our employees, independent contractors, consultants and companies with which we conduct business to protect our trade secrets, know-how and other intellectual property and internally developed information. These agreements may not be self-executing, or they may be breached and we may not have adequate remedies for such breaches. Moreover, third parties may independently develop similar or equivalent proprietary information or otherwise gain access to our trade secrets, know-how and other internally developed information.

Any restrictions on our use of, or ability to license, data, or our failure to license data and integrate third-party technologies, could have a material adverse effect on our business, financial condition and results of operations.

We depend upon licenses from third parties for components of the technology and data used in CanoPanorama and for the platform upon which CanoPanorama is built and operates. We expect that we may need to obtain additional licenses from third parties in the future in connection with the development of our services. In addition, we obtain a portion of the data that we use from government entities, public records and our partners for specific partner engagements. We believe that we have all rights necessary to use the data that is incorporated into our services. We cannot, however, assure you that our licenses for information will allow us to use that information for all potential or contemplated applications. In addition, our ability to continue to offer integrated healthcare to our members depends on maintaining CanoPanorama, which is partially populated with data disclosed to us by our affiliates with their consent. If these affiliates revoke their consent for us to maintain, use, de-identify and share this data, consistent with applicable law, our data assets could be degraded.

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

We also integrate our internally developed applications and use third-party software to support our technology infrastructure. Some of this software is proprietary and some is open source software. These technologies may not be available to us in the future on commercially reasonable terms, or at all, and could be difficult to replace once integrated into our own internally developed applications. Most of these licenses can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. Our inability to obtain, maintain or comply with any of these licenses could delay development until equivalent technology can be identified, licensed and integrated, which would harm our business, financial condition and results of operations.

Most of our third-party licenses are non-exclusive and our competitors may obtain the right to use any of the technology covered by these licenses to compete directly with us. Our use of third-party technologies exposes us to increased risks, including but not limited to risks associated with the integration of new technology into our solutions, the diversion of our resources from development of our own internally developed technology and our inability to generate revenue from licensed technology sufficient to offset associated acquisition and maintenance costs. In addition, if our data suppliers choose to discontinue support of the licensed technology in the future, we might not be able to modify or adapt our own solutions.

We have in the past and may in the future be subject to legal proceedings and litigation, including intellectual property, privacy and medical malpractice disputes, which are costly to defend and could materially harm our business and results of operations.

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

The results of regulatory proceedings, litigation, claims, and audits cannot be predicted with certainty, and determining reserves for pending litigation and other legal, regulatory and audit matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our reputation, business, financial condition, results of operations and the market price of our securities.

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

Our existing indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our indebtedness, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.

Our current and future levels of indebtedness and the cash flow needed to satisfy our indebtedness have important consequences, including:

•limiting funds otherwise available for financing our working capital, capital expenditures, acquisitions, investments and other general corporate purposes by requiring us to dedicate a portion of our cash flows from operations to the repayment of indebtedness and the interest on this indebtedness;

•making it more difficult for us to satisfy our obligations with respect to our indebtedness;

•increasing our vulnerability to general adverse economic and industry conditions;

•exposing us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest;

•limiting our flexibility in planning for and reacting to changes in the industry in which we compete; and

•making us more vulnerable in the event of a downturn in our business.

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

A substantial portion of our indebtedness, including the indebtedness under the Credit Agreement, is floating rate debt. As a result, an increase in interest rates generally would adversely affect our profitability. We may enter into pay-fixed interest rate swaps to limit our exposure to changes in floating interest rates. Such instruments may result in economic losses should interest rates decline to a point lower than our fixed rate commitments. We would be exposed to credit-related losses, which could impact the results of operations in the event of fluctuations in the fair value of the interest rate swaps due to a change in the creditworthiness or non-performance by the counterparties to the interest rate swaps.

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

We expect to use cash flow from operations to meet current and future financial obligations, including funding our operations, indebtedness service requirements and capital expenditures. The ability to make these payments depends on our financial and operating performance, which is subject to prevailing economic, industry and competitive conditions and certain financial, business, economic and other factors beyond our control.

We may not be able to generate sufficient cash flow to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful.

Our ability to make scheduled payments or to refinance outstanding indebtedness obligations depends on our financial and operating performance, which will be affected by prevailing economic, industry and competitive conditions and by financial, business and other factors beyond our control. We may not be able to maintain a sufficient level of cash flow from operating activities to permit us to pay the principal, premium, if any, and interest on our indebtedness. Any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in penalties or defaults, which would also harm our ability to incur additional indebtedness.

If our cash flows and capital resources are insufficient to fund our indebtedness service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or seek to restructure or refinance our indebtedness. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations. These alternative measures may not be successful and may not permit us to meet our scheduled indebtedness service obligations. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our indebtedness service obligations. If we cannot meet our indebtedness service obligations, the holders of our indebtedness may accelerate such indebtedness, terminate their commitments to make additional loans, cease to make further loans, and, to the extent such indebtedness is secured, foreclose on our assets and we could be forced into bankruptcy or liquidation. In such an event, we may not have sufficient assets to repay all of our indebtedness.

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

The terms of the Credit Agreement and the Indenture restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The Credit Agreement and the Indenture contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including restrictions on our ability to:

•incur or guarantee additional indebtedness;

•incur liens;

•pay dividends and distributions on, or redeem, repurchase or retire our capital stock;

•make investments, acquisitions, loans, or advances;

•engage in mergers, consolidations, liquidations or dissolutions;

•sell, transfer or otherwise dispose of assets, including capital stock of subsidiaries;

•engage in certain transactions with affiliates;

•change of the nature of our business;

•prepay, redeem or repurchase certain indebtedness; and

•designate restricted subsidiaries as unrestricted subsidiaries.

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

A breach of the covenants or restrictions under the Credit Agreement or the Indenture could result in an event of default thereunder. Such a default may allow the creditors to accelerate the related debt, which may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In the event the holders of our indebtedness accelerate the repayment, we may not have sufficient assets to repay that indebtedness or be able to borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms acceptable to us. As a result of these restrictions, we may be:

•limited in how we conduct our business;

•unable to raise additional debt or equity financing to operate during general economic or business downturns; or

•unable to compete effectively or to take advantage of new business opportunities.

These restrictions, along with restrictions that may be contained in agreements evidencing or governing other future indebtedness, may affect our ability to grow in accordance with our growth strategy.

Any future credit facilities or debt instruments we may issue will likely contain similar, or potentially more expansive, events of default as compared to those set forth in the terms of the Credit Agreement, including those breaches or defaults with respect to any of our other outstanding debt instruments. All borrowings under the Revolving Credit Facility will be secured by a first priority pledge of and security interests in substantially all of our assets and any indebtedness we incur in the future may also be so secured.

A decline in our operating results or available cash could cause us to experience difficulties in complying with covenants contained in the Credit Agreement, which could result in our bankruptcy or liquidation.

If we were to sustain a decline in our operating results or available cash, we could experience difficulties in complying with the financial covenants contained in the Credit Agreement. The failure to comply with such covenants could result in an event of default under the Credit Agreement and by reason of cross-acceleration or cross-default provisions, other indebtedness may then become immediately due and payable. In addition, should an event of default occur, the lenders under the Credit Agreement could elect to terminate their commitments thereunder, cease making loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to obtain waivers from the required lenders under our facilities or lines of credit to avoid being in default. If we breach our covenants under the Credit Agreement and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under the Credit Agreement, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

The terms of the Credit Agreement and the indenture governing the Senior Notes restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The Credit Agreement and the indenture contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including restrictions on our ability to:

•pay certain dividends on, repurchase, or make distributions in respect of capital stock or make other restricted payments;

•issue or sell capital stock of restricted subsidiaries;

•guarantee certain indebtedness;

•make certain investments;

•sell or exchange certain assets;

•enter into transactions with affiliates;

•create certain liens; and

•consolidate, merge, or transfer all or substantially all of our assets and the assets of our subsidiaries on a consolidated basis.

As a result of these covenants, we are limited in the manner in which we conduct our business, and we may be unable to raise additional debt or equity financing to operate during general economic or business downturns, engage in favorable business activities or finance future operations or capital needs or compete effectively or take advantage of new business opportunities. These restrictions may also hinder our ability to grow in accordance with our strategy.

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

A breach of the covenants or restrictions under the Credit Agreement or the indenture could result in an event of default under such document. Such a default may allow the creditors to accelerate the related debt, which may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In the event the holders of our indebtedness accelerate the repayment, we may not have sufficient assets to repay that indebtedness or be able to borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms acceptable to us. As a result of these restrictions, we may be:

•limited in how we conduct our business;

•unable to raise additional debt or equity financing to operate during general economic or business downturns; or

•unable to compete effectively or to take advantage of new business opportunities.

These restrictions, along with restrictions that may be contained in agreements evidencing or governing other future indebtedness, may affect our ability to grow in accordance with our growth strategy.

Any future credit facilities or debt instruments we may issue will likely contain similar, or potentially more expansive, events of default as compared to those set forth in the terms of the Credit Agreement and the indenture governing the Senior Notes, including those breaches or defaults with respect to any of our other outstanding debt instruments.

Despite our substantial indebtedness, we are still able to incur significant additional amounts of debt.

We may be able to incur substantial additional indebtedness in the future. The Credit Agreement and the indenture governing the Senior Notes contain restrictions on the incurrence of additional indebtedness. However, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. Accordingly, we may be able to incur substantial additional indebtedness in the future.

If new debt is added to our existing debt levels, the related risks that we now face would increase. In addition, the Credit Agreement and the indenture governing the Senior Notes will not prevent us from incurring obligations that do not constitute indebtedness under those agreements, such as certain obligations to trade creditors.

Risks Related to Being a Public Company

InTandem has significant influence over us and its interests may conflict with ours or yours.

For so long as the investment entities affiliated with InTandem (the “Lead Investor”) continue to own a significant percentage of our stock, the Lead Investor will be able to significantly influence the composition of our Board and the approval of actions requiring shareholder approval. Accordingly, for such period of time, the Lead Investor will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amending our Certificate of Incorporation and Bylaws. In particular, for so long as the Lead Investor continues to own a significant percentage of our stock, the Lead Investor will be able to cause or prevent a change of control of us or a change in the composition of our Board and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of Securities as part of a sale of us and ultimately might affect the market price of our Securities

The Lead Investor and its affiliates engage in a broad spectrum of activities, including investments in the healthcare industry generally. In the ordinary course of their business activities, the Lead Investor and its affiliates may engage in activities where their interests conflict with our interests or those of our other shareholders, such as investing in or advising businesses that directly or indirectly compete with certain portions of our business or businesses that are suppliers or customers of ours. In addition, the Lead Investor may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you.

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company.”

As a public company, we will incur legal, accounting and other expenses that we did not previously incur. We are subject to the reporting requirements of the Exchange Act, and the Sarbanes-Oxley Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires that we file annual, quarterly and current reports with respect to our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert our management’s attention from implementing our growth strategy, which could prevent us from improving our business, financial condition and results of operations. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. These additional obligations could have a material adverse effect on our business, financial condition and results of operations.

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

Our independent registered public accountants have identified a number of material weaknesses in our internal controls over financial reporting. If we are unable to remediate the material weaknesses, or if other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner.

Our independent registered public accountants have identified a number of material weaknesses in our internal controls over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses that were identified were as follows:

•We failed to establish controls to ensure the completeness and accuracy of information used to estimate and record certain accruals or make other closing adjustments in the financial statement close process.

•We failed in the process of accounting for business combinations related to the design and operation of controls to record and measure the identifiable assets acquired, the liabilities assumed and any non-controlling interests recognized as part of a business combination.

•Jaws failed in the process of accounting for a significant and unusual transaction related to the warrants it issued in connection with its initial public offering in May 2020, which resulted in a material misstatement of our warrant liabilities, transaction costs, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the year ended December 31, 2020 and unaudited quarterly financial information as of and for the three and six months ended June 30, 2020 and three and nine months ended September 30, 2020.

•Furthermore, we did not have a sufficient complement of personnel with an appropriate level of knowledge, experience, and oversight commensurate with their financial reporting requirements to ensure proper selection and application of U.S. GAAP.

We have begun to take steps to remediate the material weaknesses, and to further strengthen our accounting staff and internal controls, by temporarily engaging external accounting and risk and control experts with the appropriate knowledge to supplement our internal resources. We plan to take additional steps to remediate the material weaknesses and improve our accounting function, including:

•hiring additional senior level and staff accountants to support the timely completion of financial close procedures and provide additional needed technical expertise;

•in the interim, continuing to engage third parties as required to assist with technical accounting, application of new accounting standards, tax matters and valuations and the technical accounting associated with business combinations resulting from potential future acquisitions; and

•implementing enhanced documentation of policies and procedures, along with allocating resources dedicated to training and monitoring these policies and procedures and recruiting personnel with appropriate levels of skills commensurate with their roles.

While we believe that these efforts will improve our internal controls over financial reporting, the implementation of these procedures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. We cannot be certain that these measures will successfully remediate the material weaknesses or that other material weaknesses and control deficiencies will not be discovered in the future. If our efforts are not successful or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately on a timely basis or help prevent fraud, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the market price of our securities to decline.

As a result of becoming a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting in order to comply with Section 404 of the Sarbanes-Oxley Act. We may not complete our analysis of our internal controls over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in us and, as a result, the value of our securities. In addition, because of our status as an emerging growth company, you will not be able to depend on any attestation from our independent registered public accountants as to our internal controls over financial reporting.

We will be required by Section 404 of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting in our second annual report following the completion of the Business Combination. The process of designing and implementing internal controls over financial reporting required to comply with this requirement will be time-consuming, costly and complicated. If during the evaluation and testing process we identify one or more material weaknesses in our internal controls over financial reporting or determine that existing material weaknesses have not been remediated, our management will be unable to assert that our internal controls over financial reporting is effective. See “Our independent registered public accountants have identified a number of material weaknesses in our internal controls over financial reporting. If we are unable to remediate the material weaknesses, or if other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner.” In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

Even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed. However, our independent registered public accounting firm will not be required to attest formally to the effectiveness of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the filing of our second annual report following the completion of the Business Combination or the date that we are no longer an “emerging growth company,” as defined in the JOBS Act. Accordingly, you will not be able to depend on any attestation concerning our internal controls over financial reporting from our independent registered public accountants.

We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting, and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal controls system and hiring additional personnel. Any such action could negatively affect our results of operations and cash flows.

We are an “emerging growth company” and we expect to elect to comply with reduced public company reporting requirements, which could make our securities less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we are eligible for certain exemptions from various public company reporting requirements. These exemptions include, but are not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements, (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved, (iv) not being required to provide audited financial statements for certain periods and (v) an extended transition period to comply with new or revised accounting standards applicable to public companies. We could be an emerging growth company for up to five years after the first sale of our securities pursuant to an effective registration statement under the Securities Act. If, however, certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenue exceeds $1.07 billion or we issue more than $1.0 billion of non-convertible debt securities in any three-year period, we would cease to be an emerging growth company prior to the end of such five-year period. In addition, for so long as we are an “emerging growth company,” we will choose to take advantage of the extended transition period to comply with new or revised accounting standards applicable to public companies. As a result, for so long as we are an “emerging growth company,” the information that we provide to holders of our securities may be different than you might receive from other public reporting companies in which you hold equity interests. We cannot predict if investors will find our securities less attractive as a result of reliance on these exemptions. If some investors find our securities less attractive as a result of any choice we make to reduce disclosure, there may be a less active trading market for our Class A common stock and the market price for our securities may be more volatile.

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

Our Certificate of Incorporation and Bylaws and the Delaware General Corporation Law (the “DGCL”) contain provisions that could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our shareholders. Among other things, these provisions:

•allow us to authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without shareholder approval, and which may include supermajority voting, special approval, dividend, or other rights or preferences superior to the rights of shareholders;

•provide for a classified board of directors with staggered three-year terms;

•provide that any amendment, alteration, rescission or repeal of our Bylaws or certain provisions of our Certificate of Incorporation by our shareholders will require the affirmative vote of the holders of a majority of at least two-thirds (2/3) of the outstanding shares of capital stock entitled to vote thereon as a class; and

•establish advance notice requirements for nominations for elections to our Board or for proposing matters that can be acted upon by shareholders at shareholder meetings.

These provisions could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors of your choosing and cause us to take other corporate actions you desire, including actions that you may deem advantageous, or negatively affect the trading price of our securities. In addition, because our Board is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our shareholders to replace current members of our management team.

These and other provisions in our Certificate of Incorporation and Bylaws and Delaware law could make it more difficult for shareholders or potential acquirers to obtain control of our Board or initiate actions that are opposed by our then-current Board, including delay or impede a merger, tender offer or proxy contest involving our company. The existence of these provisions could negatively affect the price of our securities and limit opportunities for you to realize value in a corporate transaction. For information regarding these and other provisions, see “Description of Capital Stock.”

Our Bylaws designate the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us.

Pursuant to our Bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our shareholders, (3) any action asserting a claim against us arising pursuant to any provision of the DGCL, our Certificate of Incorporation or our Bylaws, (4) any action to interpret, apply, enforce or determine the validity of our Certificate of Incorporation or our Bylaws, (5) any action or proceeding as to which the DGCL confers jurisdiction to the Court of Chancery of the State of Delaware or (6) any other action asserting a claim against us that is governed by the internal affairs doctrine. The foregoing provisions will not apply to any claims arising under the Exchange Act or the Securities Act and, unless the Corporation consents in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the sole and exclusive forum for resolving any action asserting a claim arising under the Securities Act.

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

An active, liquid trading market for our Class A common stock may not be sustained, which may make it difficult to sell the shares of our Class A common stock that you purchase.

An active trading market for our Class A common stock may not be sustained, which would make it difficult for you to sell your shares of our Class A common stock at an attractive price (or at all). A public trading market that has the desirable characteristics of depth, liquidity, and orderliness depends upon the existence of willing buyers and sellers at any given time, and its existence is dependent upon the individual decisions of buyers and sellers over which neither we nor any market maker has control. The failure of an active and liquid trading market to develop and continue would likely have a material adverse effect on the value of our Class A common stock. The market price of our Class A common stock may decline below your purchase price, and you may not be able to sell your shares of our Class A common stock at or above the price you paid for such shares (or at all).

Our operating results and stock price may be volatile.

Our quarterly operating results are likely to fluctuate in the future. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our securities to wide price fluctuations regardless of our operating performance. Our operating results and the trading price of our securities may fluctuate in response to various factors, including:

•market conditions in our industry or the broader stock market;

•actual or anticipated fluctuations in our quarterly financial and operating results;

•issuances of new or changed securities analysts’ reports or recommendations;

•sales, or anticipated sales, of large blocks of our stock;

•additions or departures of key personnel;

•regulatory, legislative or political developments;

•litigation and governmental investigations;

•changing economic conditions;

•investors’ perception of us;

•events beyond our control such as weather and war; and

•any default on our indebtedness.

These and other factors, many of which are beyond our control, may cause our operating results and the market price and demand for our securities to fluctuate substantially. Fluctuations in our quarterly operating results could limit or prevent investors from readily selling their shares and may otherwise negatively affect the market price and liquidity of our securities. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our shareholders bring a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.

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

Our Certificate of Incorporation will authorize us to issue one or more series of preferred stock. Our Board will have the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our shareholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our Class A common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our Class A common stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our Class A common stock.

Risks Related to Our Organizational Structure

We are a holding company and our only material asset is our interest in PCIH, and accordingly, we are dependent upon distributions made by our subsidiaries to pay taxes, make payments under the Tax Receivable Agreement and pay dividends.

We are a holding company with no material assets other than our ownership of the PCIH Common Units and our managing member interest in PCIH. As a result, we have no independent means of generating revenue or cash flow. Our ability to pay taxes, make payments under the Tax Receivable Agreement and pay dividends will depend on the financial results and cash flows of PCIH and the distributions we receive from PCIH. Deterioration in the financial condition, earnings or cash flow of PCIH for any reason could limit or impair PCIH’s ability to pay such distributions. Additionally, to the extent that we need funds and PCIH is restricted from making such distributions under applicable law or regulation or under the terms of any financing arrangements, or PCIH is otherwise unable to provide such funds, this could materially adversely affect our liquidity and financial condition.

PCIH will continue to be treated as a partnership for U.S. federal income tax purposes and as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to the holders of PCIH Common Units. Accordingly, we will be required to pay income taxes on our allocable share of any net taxable income of PCIH. Under the terms of the Second Amended and Restated Limited Liability Company Agreement, PCIH is obligated to make tax distributions to the holders of PCIH Common Units (including the Company), calculated at certain assumed tax rates. In addition to income taxes, we will also incur expenses related to our operations, including payment obligations under the Tax Receivable Agreement, which could be significant, some of which will be reimbursed by PCIH (excluding payment obligations under the Tax Receivable Agreement). We intend to cause PCIH to make ordinary distributions and tax distributions to holders of PCIH Common Units on a pro rata basis in amounts sufficient to cover all applicable taxes, relevant operating expenses, payments under the Tax Receivable Agreement and dividends, if any, declared by us. However, as discussed below, PCIH’s ability to make such distributions may be subject to various limitations and restrictions including, but not limited to, retention of amounts necessary to satisfy the obligations of PCIH and restrictions on distributions that would violate any applicable restrictions contained in PCIH’s debt agreements, or any applicable law, or that would have the effect of rendering PCIH insolvent. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments under the Tax Receivable Agreement, which could be substantial.

Additionally, although PCIH generally will not be subject to any entity-level U.S. federal income tax, it may be liable for adjustments to its tax return, absent an election to the contrary, arising out of audits of its tax returns for 2018 and subsequent years. In the event that PCIH’s calculations of taxable income are incorrect, PCIH and/or its members, including us, may be subject to material liabilities in later years.

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

Dividends on our Class A common stock, if any, will be paid at the discretion of our Board, which will consider, among other things, our available cash, available borrowings and other funds legally available therefor, taking into account the retention of any amounts necessary to satisfy our obligations that will not be reimbursed by PCIH, including taxes and amounts payable under the Tax Receivable Agreement and any restrictions in then-applicable bank financing agreements. Financing arrangements may include restrictive covenants that restrict our ability to pay dividends or make other distributions to its stockholders. In addition, PCIH is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of PCIH (with certain exceptions) exceed the fair value of its assets. PCIH’s subsidiaries are generally subject to similar legal limitations on their ability to make distributions to PCIH. If PCIH does not have sufficient funds to make distributions, our ability to declare and pay cash dividends may also be restricted or impaired.

Pursuant to the Tax Receivable Agreement, we generally will be required to pay each person from time to time that becomes a “TRA Party” under the Tax Receivable Agreement, 85% of the tax savings, if any, that we are deemed to realize in certain circumstances as a result of certain tax attributes that existed following the Business Combination and that are created thereafter, including as a result of payments made under the Tax Receivable Agreement, and to the extent payments are made to Seller and to each other person that becomes a “TRA Party” to the agreement, we generally will be required to pay to the Sponsor, and to each other person from time to time that becomes a “Sponsor Party” under the Tax Receivable Agreement, such, Sponsor Party’s proportionate share of an amount equal to such payments multiplied by a fraction with the numerator 0.15 and the denominator 0.85, and those payments may be substantial.

We entered into the Tax Receivable Agreement, which generally provides for the payment by us to PCIH, and to each other person from time to time that becomes a “TRA Party” under the Tax Receivable Agreement, of 85% of the tax savings, if any, that we are deemed to realize in certain circumstances as a result of certain tax attributes that existed following the Business Combination and that are created thereafter, including as a result of payments made under the Tax Receivable Agreement. To the extent payments are made pursuant to the Tax Receivable Agreement, we generally will be required to pay to the Sponsor, and to each other person from time to time that becomes a “Sponsor Party” under the Tax Receivable Agreement such Sponsor Party’s proportionate share of, an amount equal to such payments multiplied by a fraction with the numerator 0.15 and the denominator 0.85. The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired unless we exercise our right to terminate the Tax Receivable Agreement for an amount representing the present value of anticipated future tax benefits under the Tax Receivable Agreement or certain other acceleration events occur.

The Tax Receivable Agreement liability is determined and recorded under ASC 450, contingent liability; therefore, we are required to evaluate whether the liability is both probable and the amount can be estimated. Since the Tax Receivable Agreement liability is payable upon cash tax savings and we have determined that positive future taxable income is not probable based on the Cano Health, Inc’s historical loss position and other factors that make it difficult to rely on forecasts, we have not recorded the Tax Receivable Agreement liability as of September 30, 2021. We will evaluate this on a quarterly basis which may result in an adjustment in the future. If the Seller were to exchange their PCIH equity interests for our securities, we would recognize a liability for the total amount owed to PCIH equity interests. These payments are our obligation and not of PCIH. The actual increase in our allocable share of PCIH’s tax basis in its assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the market price of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of the recognition of our income. While many of the factors that will determine the amount of payments that we will make under the Tax Receivable Agreement are outside of our control, we expect that the payments we will make under the Tax Receivable Agreement will be substantial and could have a material adverse effect on our financial condition. Any payments made by us under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid; however, nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement, as further described below. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make it a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the Tax Receivable Agreement.

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

These estimates and assumptions are also subject to various factors beyond our control, including, for example, changes in customer demand, increased costs in our supply chain, increased labor costs, changes in the regulatory environment, the adoption of future legislation, particularly with respect to Medicare, changes in regulations, the impact of global health crises (including the COVID-19 pandemic and COVID-19 variants) and changes in our executive team. There can be no assurance that the prospective results will be realized or that actual results will not be significantly higher or lower than estimated. Notably, our financial projections reflect assumptions regarding contracts that are currently under negotiation with, as well as indications of interest from, potential customers, members, acquisition targets and strategic partners who may withdraw at any time. Accordingly, our future financial condition and results of operations may differ materially from our projections. Our failure to achieve our projected results could also harm the trading price of our securities and our financial position.

Delaware law, our Certificate of Incorporation and our Bylaws contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

Delaware law, our Certificate of Incorporation and our Bylaws contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our Board and therefore depress the trading price of our securities. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our Board or taking other corporate actions, including effecting changes in management. Among other things, our Certificate of Incorporation and Bylaws include provisions regarding:

•a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our Board;

•the ability of our Board to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•the limitation of the liability of, and the indemnification of, our directors and officers;

•the right of our Board to elect a director to fill a vacancy created by the expansion of our Board or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our Board;

•the requirement that directors may only be removed from our Board for cause;

•the requirement that a special meeting of stockholders may be called only by a majority of our directors, whether not there exists any vacancies or unfilled seats, which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;

•controlling the procedures for the conduct and scheduling of our Board and stockholder meetings;

•the requirement for the affirmative vote of holders of (i) (a) at least 66-2/3%, in case of certain provisions, or (b) a majority, in case of other provisions, of the voting power of all of the then-outstanding shares of the voting stock, voting together as a single class, to amend, alter, change or repeal certain provisions of our Certificate of Incorporation, and (ii) (a) at least 66-2/3%, in case of certain provisions, or (b) a majority, in case of other provisions, of the voting power of all of the then-outstanding shares of the voting stock, voting together as a single class, to amend, alter, change or repeal certain provisions of our Bylaws, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our Board and also may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;

•the ability of our Board to amend the Bylaws, which may allow our Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the Bylaws to facilitate an unsolicited takeover attempt; and

•advance notice procedures with which stockholders must comply to nominate candidates to our Board or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our Board and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company.

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

Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our Certificate of Incorporation. If any action, the subject matter of which is within the scope of the forum provisions, is filed in a court other than a court located within the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”); and (y) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of our Class A common stock or other securities or other reasons may in the future cause it to become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and the Board’s attention and resources from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On August 11, 2021, the Company issued 2,720,966 shares of Class A common stock to the escrow agent, on behalf of the seller, as part of the consideration in connection with an acquisition. These shares were not registered under the Securities Act in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act.

On August 12, 2021, the Company issued an additional 122,449 shares of Class A common stock as part of the consideration in connection with an acquisition. These shares were not registered under the Securities Act in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act.

Recent Purchases of Equity Securities

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the following Exhibit Index:
Exhibit Index

Exhibit Number	Description

2.1
Asset Purchase Agreement, dated July 2, 2021, by and among Doctor’s Medical Center, LLC, each Owner named therein, Cano Health, LLC, and Ventura De Paz in his capacity as Owners’ Representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 6, 2021).

3.1	Certificate of Incorporation of Cano Health, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 9, 2021).
3.2	By-laws of Cano Health, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 9, 2021).
3.3
Second Amended And Restated Limited Liability Company Agreement of Primary Care (ITC) Intermediate Holdings, LLC, dated as of June 3, 2021 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on June 9, 2021).

4.1
Indenture, dated as of September 30, 2021, by and among Cano Health, LLC, the guarantors party thereto and U.S. Bank, National Association, as trustee, relating to the 6.250% Senior Notes due 2028, including Form of Global Note (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 4, 2021)

4.2	Form of Global Note for 6.250% Senior Notes due 2028 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 4, 2021)
10.1
Fourth Amendment and Incremental Facility Amendment to Credit Agreement, dated as of September 30, 2021, by and among Cano Health, LLC, Primary Care (ITC) Intermediate Holdings, LLC, Credit Suisse AG, Cayman Islands Branch and the lenders party thereto. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2021).

10.2
Bridge Loan Agreement, dated July 2, 2021, by and among Cano Health, LLC, Primary Care (ITC) Intermediate Holdings, LLC, Credit Suisse AG, Cayman Islands Branch and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.15 to the Company’s quarterly report on Form 10-Q filed on August 15, 2021).

10.3	First Amendment to Cano Health, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed on August 23, 2021).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

*	Filed herewith.
**	Furnished herewith.
+	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANO HEALTH, INC.

November 9, 2021	By:	/s/ Dr. Marlow Hernandez	Chief Executive Officer
		Dr. Marlow Hernandez	(Principal Executive Officer)

November 9, 2021	By:	/s/ Brian D. Koppy	Chief Financial Officer
		Brian D. Koppy	(Principal Financial Officer)

November 9, 2021	By:	/s/ Mark Novell	Chief Accounting Officer
		Mark Novell	(Principal Accounting Officer)