Form 10-K
period 2021-12-31
Cano Health, Inc.
filed 2022-03-14
CIK 1800682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K
__________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to

Commission File Number: 001-39289
__________________________________________
Cano Health, Inc.
(Exact name of registrant as specified in its charter)
__________________________________________

Delaware
(State or other jurisdiction of incorporation or organization)

9725 NW 117th Avenue, Miami, FL
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer     ☒
Non-accelerated filer     ☐
Accelerated filer         ☐
Smaller reporting company    ☐
Emerging growth company    ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting common stock held by non-affiliates of the registrant on June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter was $2,749,343,935
As of March 11, 2022 the registrant had 200,091,461 shares of Class A common stock outstanding and 284,378,576 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's definitive proxy statement for the 2022 annual meeting of stockholders, a definitive copy of which will be filed with Securities and Exchange Commission within 120 days after December 31, 2021, are incorporated by reference herein as portions of Part III of this Annual Report on Form 10-K.

i

Explanatory Note

Restatement Background

In this Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), Cano Health, Inc. is restating its previously issued (i) condensed consolidated balance sheet and (ii) condensed consolidated statements of operations as of and for the three months ended March 31, 2021, as of and for the three and six months ended June 30, 2021 and as of and for the three and nine months ended September 30, 2021. Further, the Company is restating its previously issued Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021, six months ended June 30, 2021 and nine months ended September 30, 2021.

The restatement results from the Company’s correction of its accounting for Medicare Risk Adjustment (“MRA”) revenue within Medicare Advantage contracts. The correction changed the timing of the revenue recognition for the MRA revenue, which results in recognizing such revenue when the Company is entitled to receive such revenue upon satisfaction of performance obligations in accordance with the requirements of ASC 606, Revenue from Contracts with Customers (“ASC 606”). The correction in the timing of revenue recognition under ASC 606 resulted in adjustments to capitated revenue, direct patient expense, accounts receivable, net of unpaid service provider costs, and accounts payable and accrued expenses. The restatement did not impact the Company’s cash from operations, its cash position, or estimated collectability of receivables. The Company evaluated the adjustments to the MRA revenue recorded during 2021, 2020 and 2019, and, after assessing the materiality of such adjustments, is restating its financial statements for each of the quarterly periods ended March 31, 2021, June 30, 2021 and September 30, 2021 in this 2021 Form 10-K for the year ended December 31, 2021 (collectively, the “Prior Quarterly Financial Statements”). While the effects of the correction in timing of revenue recognition were not material to the previously issued 2020 and 2019 audited consolidated financial statements, those financial statements were revised because correcting the accumulated errors in 2021 could have resulted in a material misstatement of the 2021 financial statements. The Company further concluded that the impact of the accounting adjustments on the Company’s unaudited condensed consolidated financial statements for each of the quarterly periods ended March 31, 2020, June 30, 2020 and September 30, 2020, were not material to those financial statements.

Restatement Overview

In connection with the restatement of the Prior Quarterly Financial Statements, the Company, in the 2021 Form 10-K:

1.restated its unaudited condensed consolidated balance sheets as of March 31, 2021, June 30, 2021 and September 30, 2021; condensed consolidated statements of operations for the three months ended March 31, 2021, for the three and six months ended June 30, 2021 and for the three and nine months ended September 30, 2021; and condensed consolidated statements of cash flows for the three months ended March 30, 2021, for the six months ended June 30, 2021 and for the nine months ended September 30, 2021, in Note 20 Restatement to the unaudited consolidated financial statements, in Part II, Item 8 of the 2021 Form 10-K; and

2.revised its Management’s Discussion and Analysis of Financial Condition and Results of Operations as it relates to the three months ended March 31, 2021 and 2020, the three and six months ended June 30, 2021 and 2020, the three and nine months ended September 30, 2021 and 2020, in Part II, Item 7 of the 2021 Form 10-K;

3.updated the risk factor relating to its material weaknesses in its internal controls over financial reporting in Item 1A. of the 2021 Form 10-K; and

4.updated its disclosures regarding its controls and procedures in Part II, Item 9A. of the 2021 Form 10-K.

In addition, in connection with the Restatement described above, the Company corrected, through a revision, the financial information as of and for the fiscal year December 31, 2020 and for the fiscal year ended December 31, 2019 in the 2021 Form 10-K. See Note 21 Revision, to the audited consolidated financial statements included in Part II, Item 8 of the 2021 Form 10-K for a detailed discussion of the revision.

The financial information that has been previously filed or otherwise reported for the Prior Quarterly Financial Statements is superseded by the information in this Annual Report on Form 10-K. See Note 20 Restatement (unaudited) in the notes to the audited consolidated financial statements included in Part II, Item 8 to this Annual Report on Form 10-K for additional information on the restatement and the related financial statement impact.

Internal Control Considerations

In connection with the Restatement described above, management has determined that the misapplication of ASC 606 resulted from a material weakness in internal control over financial reporting as of December 31, 2021. For a discussion of management’s considerations of the Company’s disclosures controls and procedures, internal controls over financial reporting, and material weaknesses identified, refer to “Controls and Procedures” in Part II, Item 9A in the 2021 Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

•the benefits of the Business Combination (as defined herein) and the acquisitions described in this Annual Report on Form 10-K;
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
•our predictions about the need for our wellness centers after the coronavirus disease 2019, or COVID-19 pandemic, including the attractiveness of our offerings and member retention rates;
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
•our ability to implement remediation plans to address the material weaknesses that are described in Item 9A. of the 2021 Form 10-K; and
•the outcome of any known and unknown litigation and regulatory proceedings.

These forward-looking statements are based on information available to us at the time of this Annual Report on Form 10-K and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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
•the risk that we experience difficulties in managing our growth and expanding operations; and
•other risks and uncertainties described in this Annual Report on Form 10-K, including those under the section entitled “Risk Factors.”

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. This summary should be read in conjunction with the risk factors detailed more fully below and should not be relied upon as an exhaustive summary of the material risks facing our business.

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

•Reductions in the quality ratings of the health plans we serve could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

•Reductions in Medicare reimbursement rates or changes in the rules governing the Medicare program (including changes to Medicare Advantage, Accountable Care Organizations, Direct Contracting Entities (including the transition to ACO REACH program), and traditional Medicare programs) could have a material adverse effect on our financial condition and results of operations.

•Our business could be harmed if the Affordable Care Act, or ACA, is overturned or by any legislative, regulatory or industry change that reduces healthcare spending or otherwise slows or limits the transition to more assumption of risk by healthcare providers.

•Our use, disclosure, and other processing of personally identifiable information, including health information, is subject to the regulations implementing the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, or HIPPA, and other federal and state privacy and security regulations. If we suffer a data breach or unauthorized disclosure, we could incur significant liability including government and private investigations and claims of privacy and security non-compliance. We could also suffer significant reputational harm as a result and, in turn, a material adverse effect on our member base and revenue.

•The Restatement may affect investor confidence and raise reputational issues and may subject us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings.

•We may be subject to legal proceedings and litigation, including intellectual property, privacy and medical malpractice disputes, which are costly to defend and could materially harm our business and results of operations.

•Our existing indebtedness could adversely affect our business and growth prospects. The terms of the Credit Agreement (as defined herein) and our Senior Notes (as defined herein) restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

•We are heavily dependent upon the current state and federal healthcare programs, primarily Medicare Advantage and Medicaid managed care, in heavily competitive and segmented markets that are constantly changing.

If we are unable to adequately address these and other risks we face, our business, results of operations, financial condition and prospects may be harmed.

v

Item 1. Business

Overview

We are a primary care-centric, technology-powered healthcare delivery and population health management platform designed with a focus on clinical excellence. Our mission is simple: to improve patient health by delivering superior primary care medical services while forging life-long bonds with our members. Our vision is clear: to become the national leader in primary care by improving the health, wellness and quality of life of the communities we serve while reducing healthcare costs.

We are one of the largest independent primary care physician groups in the United States. We utilize our technology-powered, value-based care delivery platform to provide care for our members. As of December 31, 2021, we had approximately 227,005 members across eight states and Puerto Rico, approximately 400 employed providers (physicians, nurse practitioners, physician assistants) and approximately 750 clinical support employees at our 130 owned medical centers, and over 1,000 affiliate providers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance Metrics” for how we define our members and medical centers. We predominantly enter into capitated contracts with the nation’s largest health plans to provide holistic, comprehensive healthcare. In 2021, a significant portion of our revenues were from recurring capitated arrangements. We predominantly recognize recurring per member per month capitated revenue, which, in the case of health plans, is a pre-negotiated percentage of the premium that the health plan receives from the Centers for Medicare & Medicaid Services ("CMS"). We also provide practice management and administrative support services to independent physicians and group practices that we do not own through our managed services organization relationships, which we refer to as our affiliate providers. Our contracted recurring revenue model offers us highly predictable revenue and rewards us for providing high-quality care rather than driving a high volume of services. In this capitated arrangement, our goals are well-aligned with payors and patients alike—the more we improve health outcomes, the more profitable we will be over time. CanoPanorama, our proprietary population health management technology-powered platform, is a critical enabler of our efforts to deliver superior clinical care.

We provide access to high-quality care to primarily underserved and dual-eligible (i.e., eligible for both Medicare and Medicaid) populations, many of whom live in economically disadvantaged and minority communities, thereby contributing to the revitalization of these communities. We have rapidly expanded to become a nationally-recognized, multi-state provider that is primarily focused on Medicare-eligible beneficiaries where we can have the greatest positive impact on our members and for our payors.

Significant Challenges Facing the Healthcare System Today

The healthcare system in the U.S. today faces many challenges. The U.S. spends more on healthcare per capita than any other country in the world, but its health outcomes are no better and, in many cases, worse than other comparable nations. The current U.S. healthcare model has significant shortcomings, with poor primary care access and experience, a lack of longitudinal engagement and care coordination for patients, poor use of data to effectively drive decision-making and physicians incentivized to provide higher quantities of procedures over quality of care. The U.S. suffers from lower relative spending on primary care, with approximately 6% of U.S. healthcare spending on primary care compared to an average of approximately 14% across the 37 member countries of the Organization for Economic Co-operation and Development, or OECD. The result is inferior health outcomes, with preventive health services used at approximately 55% of the recommended rate, 18 million avoidable visits to U.S. emergency rooms each year, 63% of Medicare Advantage patients and 77% of patients dually eligible for both Medicare and Medicaid with two or more chronic conditions, and an estimated $850 billion of wasted healthcare spending annually.

Despite this very actionable opportunity to improve the healthcare ecosystem, the majority of primary care provider groups are not equipped to use their unique positioning to drive better health outcomes. The majority of the primary care provider landscape is made up of solo practitioners, small physician groups and independent practice associations that have limited ability to invest in technology, preventive medicine and population health management strategies to proactively manage risk and improve care coordination.

We Deliver Value-Based Primary Care to the Fastest Growing Market in Healthcare

While seniors have an option to select original fee-for-service Medicare, Medicare beneficiaries also have the option to receive enhanced Medicare benefits through private health plans via Medicare Advantage. In Medicare Advantage, CMS pays health plans a monthly sum per member to manage all health expenses of a participating member. This provides the health plans with an incentive to deliver lower-cost, high-quality care. Health plans in turn are incentivized to contract with provider groups that deliver superior patient outcomes and satisfaction levels to their members.

We believe that the traditional fee-for-service model does not optimally incentivize physicians—it incentivizes volume rather than quality, as physicians are paid solely based on the amount of healthcare services they deliver. This leads to less focus on preventive care and care coordination, which often results in inferior long-term health outcomes and ultimately higher healthcare costs for both payors and patients. Value-based care refers to the goal of incentivizing healthcare providers to simultaneously increase quality while lowering the cost of care. Value-based care is viewed by many as a superior payor model, as it aligns the incentives of (i) providers, (ii) payors, and (iii) patients, and drives better care and superior patient experiences. In a value-based care model, providers are able to achieve higher profitability by improving long-term member health outcomes.

As a result, there is a significant shift in Medicare today, from the traditional payment model to value-based care. Medicare Advantage is the fastest growing market in the healthcare industry serving seniors, due in part to an aging population and accelerated healthcare spend. According to the Congressional Budget Office, annual Medicare spending is expected to increase from $830 billion in 2021 to $1,260 billion by 2026. Within Medicare, Medicare Advantage membership is projected to increase at a compounded annual growth rate of 7% to 8%, and penetration of the Medicare beneficiary population is projected to increase from 42% in 2021 to over 50% by 2026.

The shift toward Medicare Advantage is driven by enhanced plan benefits and the superior cost-efficiency and quality offered relative to original fee-for-service Medicare. Because of increasing evidence that Medicare Advantage delivers better quality and cost outcomes relative to original fee-for-service Medicare, Medicare Advantage has broad bipartisan political support.

While CMS and Medicare Advantage plans seek value-based care providers to deliver care, few providers are able to effectively and efficiently supply this demand. We focus on capitated contracts where we can make the greatest impact. Our value-based model is predominantly driven by contractual arrangements with payors in which we recognize recurring per member per month capitated revenue. These payors include CMS and managed care organizations like Humana, UnitedHealthcare, Anthem, CVS (or their respective affiliates) and others contracted by CMS. In return, we are generally responsible for all of the healthcare costs of those members incurred at our primary care locations in addition to all third-party medical expenses (hospital visits, specialist services, surgical services, prescription drug costs, etc.). In this capitated arrangement, our goals are well-aligned with payors and patients—the more we improve health outcomes, the more profitable we will be over time. Ultimately, we aim to keep our members healthy and eliminate waste of healthcare resources while delivering higher quality care with meaningfully differentiated results, all while sustaining very high member loyalty scores.

Well Positioned to Expand Care to Medicare-Eligible Beneficiaries in Underserved Communities

We have over ten years of experience providing care in communities that suffer from poor access to primary care, low quality care and high amounts of unnecessary spending on healthcare. We believe our experience will position us well to expand into similar new markets. Approximately 40% of our Medicare Advantage members are dual-eligible, qualifying for both Medicare and Medicaid.

Our value-based care can make the biggest difference when brought into these underserved communities who need it the most. We have been able to serve low-income communities efficiently and are among the only scaled primary care groups making an impact in these communities with a successful track record across multiple markets.

Many seniors choose Medicare Advantage because it offers superior benefits to members at lower overall cost to them. Value-based Medicare contracts (such as Medicare Advantage and new value-based programs by CMS) are therefore well suited to fixed-income seniors who cannot afford to incur the cost of either 20% co-payments required with fee-for-service Medicare or supplemental insurance coverage to cover such co-payments and certain other benefits that promote access to care and quality of care.

Our Approach

We are entering a new era in healthcare services where value-based care is delivered through an integrated model. We believe that individualization, care coordination, analytics and risk management produce the best healthcare outcomes and results. With this in mind, we believe that we can simultaneously deliver value to patients, providers and payors.

Patients: At our owned medical centers, our members are offered services in modern, clean, contemporary facilities, with same or next day appointments, integrated virtual care, wellness services, ancillary services (such as physiotherapy), home services, transportation, telemedicine and a 24/7 urgency line, all without additional cost to them. This broad-based care model is critical to our success in delivering care to members of low-income communities, including large minority and immigrant populations, with complex care needs, many of whom previously had very limited or no access to quality healthcare. We are proud of the impact we have made in these underserved communities.

Providers: We believe that providers want to be clinicians. Our employed physicians enjoy a collegial, near-academic environment and the tools and multi-disciplinary support they need to focus on medicine, their patients and their families rather than administrative matters like pre-authorizations, referrals, billing and coding. Our physicians receive ongoing training through regular clinical meetings to review the latest findings in primary care medicine. In addition, our physicians are eligible to receive a bonus based upon patient results, including the reduction in patient emergency room visits and hospital admission, among other metrics.

Payors: Payors want three things: high-quality care, membership growth and effective medical cost management. We have a multi-year and multi-geography track record of delivering on all three. Our proven track record of high-quality ratings has increased the premiums paid by CMS to health plans, our quality primary-care has driven membership growth, and our scaled, highly professional value- based provider group has delivered quality care.

We enter into employment agreements with our employed providers to deliver services to patients. We also contract with independent physicians and group practices that we do not own through our managed services organization. We enter into Primary Care Physician Provider Agreements with affiliated physicians pursuant to which we provide administrative services, including payor and specialty provider contract negotiation, credentialing, coding, and managed care analytics. We pay the affiliates a primary care fee and a portion of the surplus of premium in excess of third-party medical costs. The surplus portion paid to affiliates is recorded as direct patient expense. These administrative services arrangements are subject to state laws, including those in certain of the states where we operate, which prohibit the practice of medicine by, and/or the splitting of professional fees with, non-professional persons or entities such as general business corporations.

The Cano Health Care Delivery Platform

The key attributes of the Cano Health care delivery platform are:

CanoPanorama: To turn our principles into results that benefit our members, providers and the healthcare system as a whole, we have created a proprietary and scalable population health management platform known as CanoPanorama. Typically, information across the health system is fragmented and providers lack the resources or skills to get a complete picture regarding a patient. CanoPanorama is designed to solve this issue. It is a purpose-built population health management platform that provides analytics, reports and protocols that inform key care management activities by our employees and physicians. Through CanoPanorama, we have developed processes designed to ensure members receive the right care and physicians receive the right support by utilizing dynamic risk stratification and driving proactive member engagement. CanoPanorama efficiently integrates all member data into one consolidated and centralized repository. For more information about CanoPanorama, see “CanoPanorama, Our Proprietary and Scalable Population Health Management Platform.”

Clinical excellence: While our members tend to be sicker than the average Medicare patient, we believe they have better outcomes than comparable Medicare patients. For example, in 2020 our medical center Medicare Advantage members had a mortality rate of 2.4%, 60% lower than the 6.0% mortality rate for traditional Medicare beneficiaries. Similarly, in 2020 our Medicare Advantage members had fewer hospital stays (213 hospital admissions per thousand members as compared to a Medicare benchmark of 275, which represents a 23% improvement) and fewer emergency room visits (512 emergency room visits per thousand members as compared to a Medicare benchmark of 1,061, which represents a 52% improvement). The Medicare mortality rate and benchmarks are derived from an Avalere Health analysis of 2020 CMS data for non-dual and dual eligible Medicare fee-for-service beneficiaries and weighted to mirror Cano Health’s Medicare Advantage population. In 2020, the HEDIS quality score for our members, a tool used by health plans to measure performance on important dimensions of care and service, was 4.7 out of 5.0, as compared to the national average of 4.16.

Patient focus: We focus on the Medicare-eligible population, particularly through the Medicare Advantage program. This population generally has complex needs which, if properly managed, represent the greatest potential for improved health outcomes. Patient satisfaction can be measured by a provider’s Net Promoter Score ("NPS"), which measures the loyalty of customers to a company. We believe our high NPS speaks to our ability to deliver high quality care with superior member satisfaction. In addition to quality medical services and care management programs, we also provide members with social services to keep them active and engaged with others. Dental services and pharmacy delivery are available in many locations.

Relationships with leading health plans: We have established strong relationships with numerous health plans and are an essential component of their provider network. We are capable of delivering membership growth, clinical quality and medical cost management based on our care coordination strategy, differentiated quality metrics and strong relationships with members. We have established ourselves as a top-quality provider across multiple Medicare and Medicaid payors including Humana, Anthem, CVS, Centene, and UnitedHealthcare.

CanoPanorama, Our Proprietary and Scalable Population Health Management Platform

The backbone of our value-based care delivery platform is CanoPanorama, our purpose-built population health management system that provides analytics, reports, and protocols that inform key care management activities by our clinical and non-clinical employees and affiliate physicians. Through CanoPanorama, we have developed processes designed to ensure members receive the right care and physicians receive the right support by acting on dynamic risk stratification and proactive member engagement.

Our proprietary technology-powered model provides the healthcare providers at our medical centers with a 360-degree view of our members along with actionable insights to empower better care decisions and high member engagement. Using CanoPanorama at the time of member enrollment, we are able to identify different patient risk levels, which allows our primary care providers to design and establish more efficient and effective personalized care plans for our members. Following enrollment, CanoPanorama continues to collect data on members from multiple sources and allows our providers to proactively and dynamically deliver individualized care based on changes in the member’s health, all the while allowing us to create targeted campaigns for high- risk members. This allows us to risk stratify our members and apply a highly personalized approach to primary care, chronic care, preventive care and each member’s broader healthcare needs.

CanoPanorama efficiently integrates data from our electronic medical records, care management systems and payors into one consolidated and centralized repository. The population health management platform digests and produces information in a uniform way, providing reports and unique and personalized analytics. The system is designed to cover the entire patient care experience in and outside of our medical center locations and efficiently allows for end-to-end care coordination. For example, CanoPanorama can use social determinants of health to inform care coordination, support the 24/7 urgency line by routing data to other parts of the Company, generate action based on algorithms that push alerts to trigger a visit from our Cano@Home service or home delivery of medication with protocols in place designed to ensure medication compliance, utilize data to encourage participation in our wellness program, Cano Life, and route alerts for hospital visits through connectivity with the hospital information exchange. These alerts allow our care managers to intervene immediately to work on discharge protocols as well as transitions of care.

The CanoPanorama system also enables us to establish rigorous measurement protocols across our Company measuring everything from clinical results and member outcomes, to employee satisfaction, to transportation services and member satisfaction. The most important of these measures are included in the key performance indicator reports regularly monitored by our senior management team. This system enables us to take proactive actions where necessary creating a cycle of continuous improvement. CanoPanorama also provides value to our employees and physicians by enabling efficient onboarding of employees and offers support to physicians to optimize quality and utilization.

Long-Standing Relationships and Preferred Provider with Leading Health Plans

We have established strong relationships with numerous health plans and are an essential component of their provider networks. In an industry shifting to value-based care, we are a sophisticated and proven solution of scale within a highly fragmented market. Health plans look to achieve three goals when partnering with a provider: membership growth, clinical quality and medical cost management. We are capable of delivering all three based on our care coordination strategy, differentiated quality metrics and strong relationships with members. We have established ourselves as a top-quality provider across multiple Medicare and Medicaid payors including Humana, Anthem, CVS, Centene, and UnitedHealthcare.

In particular, we are an important partner for Humana, a market leader among Medicare Advantage plans. In Florida, Humana’s largest Medicare Advantage market, we were Humana’s largest independent primary care provider serving more than 68,000 Humana Medicare Advantage members, as of December 31, 2021. Pursuant to certain agreements with Humana, as of December 31, 2021, we operated eleven medical centers in Texas and Nevada for which Humana is the exclusive health plan for Medicare Advantage products. Humana has been granted a right of first refusal on any sale, lease, license or other disposition, in one transaction or a series of related transactions, of assets, businesses, divisions or subsidiaries that constitute 20% or more of the net revenues, net income or assets of, or any equity transaction (including by way of merger, consolidation, recapitalization, exchange offer, spin-off, split-off, reorganization or sale of securities) that results in a change of control of, PCIH, Primary Care (ITC) Holdings, LLC, which is referred to herein as the Seller, or the Company or its subsidiary, HP MSO, LLC. If exercised, Humana would have the right to acquire the assets or equity interests by matching the terms of the proposed sale transaction.

Our Multi-Pronged Growth Strategy

Our flexible, multi-pronged development strategy in both existing and new markets is designed to promote rapid growth primarily through (i) ongoing organic growth in current markets, (ii) continued expansion into new markets across the nation, (iii) execution of our accretive acquisition strategy and (iv) multiple value-based care opportunities.

Organic Growth in Current Markets

We have a proven track record of organic membership growth. Organic membership growth is driven by increasing capacity at existing medical centers, building de novo medical centers, consolidating the best-performing of our existing affiliates and adding small practices whose patients and medical centers are blended with our nearby owned medical centers.

In medical centers that are approaching full capacity, we are able to augment our footprint by expanding our existing medical centers, and by opening de novo centers or acquiring centers that are more convenient for our members. Importantly, we are able to leverage our affiliate providers to enhance growth in a very capital- efficient manner by acquiring the best-performing affiliates and adding these providers to new or existing medical centers.

Continued Expansion into New Geographies

We have successfully entered into seven new states and Puerto Rico since 2017 and were operating in Florida, Texas, Nevada, New Jersey, New York, New Mexico, Illinois, California and Puerto Rico as of December 31, 2021. When entering a new market, we tailor our entry strategy to the characteristics of the specific market and provide a customized solution to meet that market’s needs. When choosing a market to enter, we look at various factors, including (i) Medicare population density, (ii) underserved demographics, (iii) existing payor relationships and (iv) specialist and hospital access/capacity. We typically choose a location that is highly visible and accessible and work to enhance brand development pre-entry. Our flexible medical center design allows us to adjust to local market needs by building medical centers that generally range from approximately 7,000 to 20,000 square feet that may include ancillary services such as pharmacies, mental health, and dental services. We seek to grow member engagement through targeted multi-channel marketing, community outreach and use of mobile clinics to expand our reach. When entering a new market, based on its characteristics and economics, we decide whether to buy existing medical centers, build de novo medical centers or to help manage members’ healthcare via affiliate relationships. This highly flexible model enables us to choose the right solution for each market.

Execute on Accretive Acquisitions

We supplement our organic growth through our accretive acquisition strategy, which allows us to enter new markets, and extend our services. We have a successful acquisition and integration track record. For additional information regarding certain of our recent acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations

— Key Factors Affecting Our Performance — Significant Acquisitions.” We have established a rigorous data-driven approach and the necessary infrastructure to identify, acquire and quickly integrate targets. We not only integrate the new medical centers into our population health management system, CanoPanorama, but also invest in marketing, technology and operations for our acquired medical centers, which helps increase enrollment, improve documentation and coding and drive efficient workflows. We have also developed detailed processes and maintain dedicated teams for managing acquisition and integration activities.

Direct Contracting / ACO REACH

Direct contracting is a new delivery pilot in which CMS contracts directly with providers designated as direct contracting entities ("DCEs") and is part of CMS’ strategy to drive broader healthcare reform and accelerate the shift from original fee-for-service Medicare toward value-based care models. A key aspect of direct contracting is providing new opportunities for a variety of different DCEs to participate in capitated arrangements in Medicare fee-for-service. Relative to existing initiatives, the payment model options also include a reduced set of quality measures that focus more on outcomes and beneficiary experience than on process. Our wholly owned subsidiary, American Choice Healthcare, LLC, was one of 41 unique companies chosen by CMS as a DCE. We are now participating in the Global and Direct Contracting Performance Period, which runs from April 1, 2021 until December 31, 2026.

On February 24, 2022 the Center for Medicare and Medicaid Innovation (the “CMMI”) announced it was sunsetting the Global and Professional Direct Contracting Model in its current form, and transitioning certain participants and members into a newly established model, called ACO Realizing Equity, Access, and Community Health (REACH), beginning next year. Additionally, regulators are shelving the geographic direct contracting model, which was launched in December 2020 and paused in March 2021, effective immediately. CMMI is releasing a Request for Applications (RFA) to solicit a cohort of participants for the Accountable Care Organization Realizing Equity, Access, and Community Health (ACO REACH) Model. The Centers for Medicare & Medicaid Services (CMS) said it has redesigned the Global and Professional Direct Contracting Model (GPDC) in response to Administration priorities, including the commitment to advancing health equity, stakeholder feedback, and participant experience. CMS is renaming the model the ACO REACH Model to better align the name with the purpose of the model: to improve the quality of care for people with Medicare through better care coordination, reaching and connecting health care providers and beneficiaries, including those beneficiaries who are underserved, a priority of the Biden-Harris Administration.

The new cohort will begin participation in the ACO REACH Model on January 1, 2023. Current GPDC Model participants must maintain a strong compliance record and agree to meet all the ACO REACH Model requirements by January 1, 2023 to continue participating in the ACO REACH Model as ACOs.

Seasonality to Our Business

Our operational and financial results experience some variability depending upon the time of year in which they are measured. This variability is most notable in the following areas:

Capitated Revenue Per Member

Excluding the impact of large scale shifts in membership demographics or acuity, our Medicare Advantage capitated revenue per member per month ("PMPM”) will generally decline over the course of the year. As the year progresses, Medicare Advantage PMPM typically declines as new members join us with less complete or accurate documentation in the previous year (and therefore lower current year MRA).

Medical Costs

Medical costs vary seasonally depending on a number of factors. Typically, we experience higher utilization levels during the first quarter of the year due to influenza and other seasonal illnesses. Medical costs also depend upon the number of business days in a period. Shorter periods will typically have lesser medical costs due to fewer business days. Business days can also create year-over-year comparability issues if one year has a different number of business days compared to another. Additionally, we generally accrue stop loss reimbursements from September through December (as patients reach stop loss thresholds) which can result in reduced medical expenses during the third and fourth quarter due to recoveries.

Organic Member Growth
We experience organic member growth throughout the year as existing Medicare Advantage plan members choose our providers and during special enrollment periods when certain eligible individuals can enroll in Medicare Advantage plans during the year. We experience some seasonality with respect to organic enrollment, which is generally higher during the fourth and first quarters, driven by Medicare Advantage plan advertising and marketing campaigns and plan enrollment selections made during the annual open enrollment period. We also grow through serving new and existing traditional Medicare, Affordable Care Act (ACA), Medicaid, and Commercial patients.

Governmental Regulations

Our operations and those of our affiliated physician entities are subject to extensive federal, state and local governmental laws and regulations. These laws and regulations require us to meet various standards relating to, among other things; training and education of our employees and contractors on appropriate legal and regulatory requirements; the submission of bills and claims for payment to third-party payors and patients (including appropriate coding for services and items provided); as well as reports to government payment programs; primary care centers and equipment; dispensing of pharmaceuticals, management of centers, personnel qualifications, maintenance of proper records, and quality assurance programs and patient care. If any of our operations or those of our affiliated physicians are found to violate applicable laws or regulations, we could suffer severe consequences that would have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price, including:

•suspension or termination of our participation in government and/or private payment programs;

•refunds of amounts received in violation of law or applicable payment program requirements dating back to the applicable statute of limitation periods;

•loss of our licenses required to operate healthcare medical centers, dispense pharmaceuticals, or provide ancillary services in the states in which we operate;

•criminal or civil liability, fines, damages, exclusion from participating in federal and state healthcare programs and/or monetary penalties for violations of healthcare fraud and abuse laws, including, but not limited to, the federal Anti-Kickback Statute, Civil Monetary Penalties Law of the Social Security Act, or the CMPL, the federal physician self-referral law, commonly referred to as the Stark Law, the False Claims Act, or the FCA, and/or state analogs to these federal enforcement authorities, or other regulatory requirements;

•enforcement actions by governmental agencies and/or state law claims for monetary damages by patients who believe their health information has been used, disclosed or not properly safeguarded in violation of federal or state patient privacy laws, including the regulations implementing the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, or HIPAA;

•mandated changes to our practices or procedures that significantly increase operating expenses or decrease our revenue;

•imposition of and compliance with corporate integrity agreements that could subject us to ongoing audits and reporting requirements as well as increased scrutiny of our billing and business practices which could lead to potential fines, among other things;

•termination of various relationships and/or contracts related to our business, including joint venture arrangements, contracts with payors, real estate leases and provider employment arrangements;

•changes in and reinterpretation of rules and laws by a regulatory agency or court, such as state corporate practice of medicine laws, that could affect the structure and management of our business and its affiliated physician practice corporations;

•negative adjustments or insufficient inflationary adjustments to government payment models including, but not limited to, Medicare Parts A, B, C and D and Medicaid; and

•harm to our reputation, which could negatively impact our business relationships, the terms of payor contracts, our ability to attract and retain patients and physicians, our ability to obtain financing and our access to new business opportunities, among other things.

We expect that our industry will continue to be subject to substantial regulation, the scope and effect of which are difficult to predict. Our activities could be subject to investigations, audits and inquiries by various government and regulatory agencies and private payors with whom we contract at any time in the future. See “Risk Factors—Risks Related to Our Business

—Risks Related to Government Regulation.” Adverse findings from such investigations and audits could bring severe consequences that could have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price. In addition, private payors could require pre-payment audits of claims, which can negatively affect cash flow, or terminate contracts for repeated deficiencies.

Federal Anti-Kickback Statute

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid.

Federal penalties for the violation of the federal Anti-Kickback Statute include imprisonment, fines, penalties and exclusion of the provider from future participation in the federal healthcare programs, including Medicare and Medicaid. Violations of the federal Anti-Kickback Statute are punishable by imprisonment for up to ten years, fines of up to $100,000 per kickback or both. Larger fines can be imposed upon corporations under the provisions of the U.S. Sentencing Guidelines and the Alternate Fines Statute. Individuals and entities convicted of violating the federal Anti-Kickback Statute are subject to mandatory exclusion from participation in Medicare, Medicaid and other federal healthcare programs for a minimum of five years. Civil penalties for violation of the Anti-Kickback Statute include up to $100,000 in monetary penalties per violation, repayments of up to three times the total payments between the parties to the arrangement and suspension from future participation in Medicare and Medicaid. Providers are also subject to permissive exclusion from federal healthcare programs for violating the federal Anti-Kickback Statute even if not criminally charged. Court decisions have held that the statute may be violated even if only one purpose of remuneration is to induce referrals. The Affordable Care Act, or the ACA, amended the federal Anti-Kickback Statute to clarify the intent that is required to prove a violation. Under the statute as amended, the defendant does not need to have actual knowledge of the federal Anti-Kickback Statute or have the specific intent to violate it. In addition, the ACA amended the federal Anti- Kickback Statute to provide that any claims for items or services resulting from a violation of the federal Anti- Kickback Statute are considered false or fraudulent for purposes of the FCA.

The federal Anti-Kickback Statute includes statutory exceptions and regulatory safe harbors that protect certain arrangements. These exceptions and safe harbors are voluntary. Business transactions and arrangements that are structured to comply fully with an applicable safe harbor may not be subject to sanction under the federal Anti-Kickback Statute. However, transactions and arrangements that do not satisfy all elements of a relevant safe harbor do not necessarily violate the law. When an arrangement does not satisfy a safe harbor, the arrangement must be evaluated on a case-by-case basis in light of the parties’ intent and the arrangement’s potential for abuse. Arrangements that do not satisfy a safe harbor may be subject to greater scrutiny by enforcement agencies.

We enter into several arrangements that could potentially implicate the Anti-Kickback Statute if requisite intent was present, such as:

•Affiliated Physician Agreements. We enter into a number of different types of agreements with affiliated physicians, including member services agreements, physician leadership agreements, physician services agreements, and recruitment of physicians into our centers. Although we endeavor to structure these arrangements to comply with the federal Anti-Kickback Statute, they do not always satisfy all of the elements of the personal services and management contracts safe harbor. Although we believe all such agreements are necessary for our legitimate business needs and provide for compensation that is consistent with fair market value, such arrangements could be subjected to scrutiny by government enforcement authorities and potential whistleblowers.

• Management Services Agreements. We enter into management services agreements with each of our affiliated medical practices. Most of our management services agreements provide for compensation based on a percentage of collections generated by the practice. Although we endeavor to structure these arrangements to comply with the federal Anti-Kickback Statute, they may not always satisfy all of the elements of the personal services and management contracts safe harbor. Although we believe all such agreements are necessary for our legitimate business needs and provide for compensation that is consistent with fair market value, such arrangements could be subjected to scrutiny by government enforcement authorities and potential whistleblowers.

•Marketing Arrangements. We enter into arrangements with various individuals and entities to assist us in promoting our services to the public. Although we endeavor to structure these arrangements to comply with the federal Anti-Kickback Statute, they may not always satisfy all of the elements of the personal services and management contracts safe harbor. Although we believe all such agreements are necessary for our legitimate business needs and provide for compensation that is consistent with fair market value, such arrangements could be subjected to scrutiny by government enforcement authorities and potential whistleblowers.

•Joint Venture Arrangements. We enter into arrangements with various individuals and entities to jointly operate certain service lines. Although we endeavor to structure these arrangements to comply with the federal Anti-Kickback Statute, they may not always satisfy all of the elements of safe harbor. Although we believe all such agreements are necessary for our legitimate business needs and provide for compensation that is consistent with fair market value, such arrangements could be subjected to scrutiny by government authorities and whistleblowers.

•Administrative Services Agreements. We enter into arrangements with various entities that provide administrative services to facilitate access to care by our members. Although we endeavor to structure these arrangements to comply with the federal Anti-Kickback Statute, they may not always satisfy all of the elements of a safe harbor. Although we believe all such agreements are necessary for our legitimate business needs and provide for compensation that is consistent with fair market value, such arrangements could be subjected to scrutiny by government enforcement authorities and whistleblowers.

•Acquisitions. Many of our acquisitions are from individuals or entities that will remain in a position to generate referrals to us after the acquisition is complete. Although we endeavor to structure these arrangements to comply with the federal Anti-Kickback Statute, they may not always satisfy all of the elements of a safe harbor. Although we believe all such agreements are necessary for our legitimate business needs and provide for compensation that is consistent with fair market value, such arrangements could be subjected to scrutiny by government enforcement authorities and whistleblowers.

If any of our business transactions or arrangements were found to violate the federal Anti-Kickback Statute, we could face, among other things, criminal, civil or administrative sanctions, including possible exclusion from participation in Medicare, Medicaid and other state and federal healthcare programs. Any findings that we have violated these laws could have a material adverse impact on our business, results of operations, financial condition, cash flows, reputation and stock price.

As part of the Department of Health and Human Services, or HHS’s, Regulatory Sprint to Coordinated Care, or Regulatory Sprint, the HHS Office of Inspector General, or OIG, issued a request for information in August 2018 seeking input on regulatory provisions that may act as barriers to coordinated care or value-based care. Specifically, OIG sought to identify ways in which it might modify or add new safe harbors to the Anti-Kickback Statute (as well as exceptions to the definition of “remuneration” in the beneficiary inducements provision of the CMPL) in order to foster arrangements that promote care coordination and advance the delivery of value-based care, while also protecting against harms caused by fraud and abuse. Numerous federal agencies have requested comments and information from the public and have published proposed regulations as part of the Regulatory Sprint on areas that have historically been viewed as barriers to innovative care coordination arrangements.

In November 2020, CMS and the OIG issued a final rule adding new exceptions and safe harbors to the Stark Law and Anti-Kickback Statute and made modifications to the CMPL governing inducements provided to Medicare and Medicaid beneficiaries. OIG identified aspects of the Anti-Kickback Statute and CMPL that posed potential barriers to coordinated care and value-based care and added new safe harbors that attempt to address those barriers. These new Anti-Kickback Statute safe harbors allow, among other things, certain outcomes-based payments, care coordination arrangements, the provision of telehealth technologies and arrangements for patient engagement to be structured in such a manner as to be protected from scrutiny under the Anti-Kickback Statute. Although these safe harbors remain new and the healthcare industry is still trying to determine what business models will benefit from such arrangements, we believe these safe harbors give us additional protection as we continue to implement new strategies to better coordinate patient care. Further, we anticipate that the greater flexibility and certainty allowed by the final regulations could give rise to more competition for physicians in our various markets and may make competitors more attractive to our physicians with less integrated and lower-cost business models.

The OIG has expressed concern over the provision of free or discounted items, and services and other remuneration in connection with patient recruitment (including, for example, patient transportation). We attempt to structure any transfer of value to patients in a manner consistent with the Anti-Kickback Statute and related laws, regulations, and guidance issued by OIG.

The civil monetary penalty (CMP) law provision prohibit inducements to beneficiaries (Beneficiary Inducements CMP), 42 U.S.C. § 1320a7a(a)(5). The Beneficiary Inducements CMP provides for the imposition of CMPs against any person who offers or transfers remuneration to a Medicare or State health care program beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier for the order or receipt of any item or service for which payment may be made, in whole or in part, by Medicare or a State health care program. Although we endeavor to operate within the confines of the CMP with respect to beneficiary inducements we may not always satisfy all of the elements of applicable safe harbors and, as such, could be subjected to scrutiny by government enforcement authorities and potential whistleblowers for practices such as complimentary transportation, modest meals for patients, wellness programs, our “Cano Life” program or other patient engagement activities.

Additionally, numerous federal agencies have requested comments and information from the public and have published proposed regulations as part of the Regulatory Sprint on areas that have historically been viewed as barriers to innovative care coordination arrangements. Additionally, the HHS Office of Civil Rights ("OCR") OCR is also involved, and has called for information from the public regarding ways that the HIPAA regulations could be modernized to support coordinated, value-based care.

Risk Bearing Provider Regulation

Certain of the states where we currently operate (e.g. California) regulate, and other states we, may choose to operate in the future, regulate the operations and financial condition of risk bearing providers like us and our affiliated providers. These regulations can include capital requirements, licensing or certification, requirements to register as a risk-bearing organization, governance controls and other similar matters. While these regulations have not had a material impact on our business to date, as we continue to expand, these rules may require additional resources and capitalization and add complexity to our business.

Stark Law

The Stark Law prohibits a physician who has a financial relationship, or who has an immediate family member who has a financial relationship, with entities providing Designated Health Services, or DHS, from referring Medicare patients to such entities for the furnishing of DHS, unless an exception applies. Although uncertainty exists, federal agencies and at least one court have taken the position that the Stark Law also applies to Medicaid. DHS is defined to include clinical laboratory services, physical therapy services, occupational therapy services, radiology services including magnetic resonance imaging, computerized axial tomography scans, and ultrasound services, radiation therapy services and supplies, durable medical equipment and supplies, parenteral and enteral nutrients, equipment, and supplies, prosthetics, orthotics and prosthetic devices and supplies, home health services, outpatient prescription drugs, inpatient and outpatient hospital services and outpatient speech-language pathology services. The types of financial arrangements between a physician and an entity providing DHS that trigger the self-referral prohibitions of the Stark Law are broad and include direct and indirect ownership and investment interests and compensation arrangements. The Stark Law prohibits any entity providing DHS that has received a prohibited referral from presenting, or causing to be presented, a claim or billing for the services arising out of the prohibited referral. The Stark Law also prohibits self-referrals within an organization by its own physicians, although broad exceptions exist that cover employed physicians and those referring DHS that are ancillary to the physician’s practice to the physician group. The prohibition applies regardless of the reasons for the financial relationship and the referral. Unlike the federal Anti-Kickback Statute, the Stark Law is a strict liability violation where unlawful intent need not be demonstrated.

If the Stark Law is implicated, the financial relationship must fully satisfy a Stark Law exception. If an exception is not satisfied, then the parties to the arrangement could be subject to sanctions. Sanctions for violation of the Stark Law include denial of payment for claims for services provided in violation of the prohibition, refunds of amounts collected in violation of the prohibition, a civil penalty of up to $15,000 for each service arising out of the prohibited referral, a civil penalty of up to $100,000 against parties that enter into a scheme to circumvent the Stark Law prohibition, civil assessment of up to three times the amount claimed and potential exclusion from the federal healthcare programs, including Medicare and Medicaid. Amounts collected on claims related to prohibited referrals must be reported and refunded generally within 60 days after the date on which the overpayment was identified. Furthermore, Stark Law violations and failure to return overpayments in a timely manner can form the basis for FCA liability, as discussed below.

If CMS or other regulatory or enforcement authorities determine that claims have been submitted for referrals by us that violate the Stark Law, we would be subject to the penalties described above. In addition, it might be necessary to restructure existing compensation agreements with our physicians. Any such penalties and restructuring or other required actions could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The definition of DHS under the Stark Law does not include outpatient physician services. Since most services furnished to Medicare beneficiaries provided in our centers are physician services, our services generally do not implicate the Stark Law referral prohibition. However, certain ancillary services we may provide, including, but not limited to, certain diagnostic testing, outpatient prescription pharmaceutical services and physical therapy, may be considered DHS.

We have entered into several types of financial relationships with physicians, including compensation arrangements. If our centers were to bill for a non-exempted service and the financial relationships with the physician did not satisfy an exception, we could be required to change our practices, face civil penalties, pay substantial fines, return certain payments received from Medicare and beneficiaries or otherwise experience a material adverse effect as a result of a challenge to payments made pursuant to referrals from these physicians under the Stark Law.

In June 2018, CMS issued a request for information seeking input on how to address any undue regulatory impact and burden of the Stark Law. CMS placed the request for information in the context of the Regulatory Sprint and stated that it identified aspects of the Stark Law that pose potential barriers to coordinated care. In November 2020, CMS issued a sweeping set of regulations that introduce significant new value-based terminology, safe harbors and exceptions to the Stark Law. Additionally, CMS made a number of changes to certain existing regulations under the Stark Law, including the definition of group practice. The new regulations became effective January 19, 2021, except for certain changes related to the definition of a group practice which took effect January 1, 2022. The changes may require or allow changes in how our centers compensate affiliated physicians for DHS in certain markets. Although the healthcare industry is still trying to determine what business models will benefit from the changes to the Stark Law, we expect that the new exceptions will give us additional protection as we continue to implement new strategies to better coordinate patient care. Further, we anticipate that the greater flexibility and certainty allowed by the final regulations could give rise to more competition for physicians in our various markets and may make competitors more attractive to our physicians by offering less integrated and lower-cost business models. These or other changes implemented by CMS in the future may impact our business, results of operations and financial condition.

Fraud and Abuse under State Law

Some states in which we operate centers have laws prohibiting physicians from holding financial interests in various types of medical centers to which they refer patients. Some of these laws could potentially be interpreted broadly as prohibiting physicians who hold shares of our publicly traded stock or are physician owners from referring patients to our centers if the centers perform services for their patients or do not otherwise satisfy an exception to the law. States also have laws similar to or stricter than the federal Anti-Kickback Statute that may affect our ability to receive referrals from physicians with whom we have financial relationships. Some state anti-kickback laws also include civil and criminal penalties. Some of these laws include exemptions that may be applicable to our physician relationships or for financial interests limited to shares of publicly traded stock. Some, however, may include no explicit exemption for certain types of agreements and/or relationships entered into with physicians. A violation of such laws could result in a prohibition on billing payers for such services, civil or criminal penalties, and adversely affect any licenses that we or our affiliated physicians hold in the state. If these laws are interpreted to apply to physicians who hold equity interests in our centers or to physicians who hold our publicly traded stock, and for which no applicable exception exists, we may be required to terminate or restructure our relationships with these physicians and could be subject to criminal, civil and administrative sanctions, refund requirements and exclusions from government healthcare programs, including Medicare and Medicaid, which could have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price.

Similarly, states have beneficiary inducement prohibitions and consumer protection laws that may be triggered by the offering of inducements (e.g., transportation), incentives and other forms of remuneration to patients and prospective patients. States also may limit the types of marketing activities that we, our centers, and our affiliated physicians may take targeted towards patients. Violations range from civil to criminal and could have a material adverse effect on our business, results of operations and financial condition.

Corporate Practice of Medicine and Fee-Splitting

We enter into employment agreements with our employed providers to deliver services to patients. We also contract with independent physicians and group practices that we do not own through our managed services organization relationships. We enter into Primary Care Physician Provider Agreements with affiliated practices pursuant to which we provide administrative and management services, including payor and specialty provider contract negotiation, credentialing, coding, and managed care analytics. We pay the affiliate a primary care fee and a portion of the surplus of premium in excess of third-party medical costs. The surplus portion paid to affiliates is recorded as direct patient expense. . We also enter into certain agreements with providers of administrative services to facilitate services for our members in exchange for a fee. These administrative services arrangements are subject to state laws, including those in certain of the states where we operate, which prohibit the practice of medicine by, and/or the splitting of professional fees with, non-professional persons or entities such as general business corporations.

The laws and regulations relating to our operations vary from state to state and many states prohibit general business corporations, such as us, from practicing medicine, controlling physicians’ medical decisions or engaging in some practices such as splitting professional fees with physicians. There is often limited regulatory guidance regarding applicable limitations on the corporate practice of medicine. Additionally, these prohibitions are subject to new and more expansive interpretations by the courts and regulatory bodies. While we believe that we are in substantial compliance with state laws prohibiting the corporate practice of medicine and fee-splitting, other parties may assert that, despite the way we are structured, we could be engaged in the corporate practice of medicine or unlawful fee-splitting. Were such allegations to be asserted successfully before the appropriate judicial or administrative forums, we could be subject to adverse judicial or administrative penalties, certain contracts could be determined to be unenforceable and we may be required to restructure our contractual arrangements.

Regulations of the corporate practice of medicine vary by state and may result in physicians being subject to disciplinary action, as well as to forfeiture of revenues from payers for services rendered. Violations may also bring both civil and, in more extreme cases, criminal liability for non-professional or "lay" entities engaging in the practice of medicine without a professional license. Some of the relevant laws, regulations and agency interpretations in states with corporate practice of medicine restrictions have been subject to limited judicial and regulatory interpretation. In limited cases, courts have required management services companies to divest or reorganize structures deemed to violate corporate practice restrictions. Moreover, state laws are subject to change. Any allegations or findings that we have violated these laws could have a material adverse impact on our business, results of operations and financial condition, including adversely impacting our relationship with affiliated physicians and our ability to recruit new physicians into our centers.

The False Claims Act

The federal FCA is a means of policing false bills or false requests for payment in the healthcare delivery system. Among other things, the FCA authorizes the imposition of up to three times the government’s damages and significant per claim civil penalties on any “person” (including an individual, organization or company) who, among other acts:

•knowingly presents or causes to be presented to the federal government a false or fraudulent claim for payment or approval;

•knowingly makes, uses or causes to be made or used a false record or statement material to a false or fraudulent claim;

•knowingly makes, uses or causes to be made or used a false record or statement material to an obligation to pay the government, or knowingly conceals or knowingly and improperly avoids or decreases an obligation to pay or transmit money or property to the federal government; or

•conspires to commit the above acts.

In addition, amendments to the FCA and Social Security Act impose severe penalties for the knowing and improper retention of overpayments collected from government payors. Under these provisions, within 60 days of identifying and quantifying an overpayment, a provider is required to notify CMS or the Medicare Administrative Contractor of the overpayment and the reason for it and return the overpayment. An overpayment impermissibly retained could subject us to liability under the FCA, exclusion from government healthcare programs and penalties under the federal Civil Monetary Penalty statute. As a result of these provisions, our procedures for identifying and processing overpayments may be subject to greater scrutiny.

The penalties for a violation of the FCA range from $11,803 to $23,607 per false claim or statement (as of December 31, 2021, and subject to annual adjustments for inflation) for each false claim, plus up to three times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the government for each such false claim.

The federal government has used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare, Medicaid, and state healthcare programs, including but not limited to coding errors, billing for services not rendered, the submission of false cost or other reports, billing for services at a higher payment rate than appropriate, billing under a comprehensive code as well as under one or more component codes included in the comprehensive code, billing for care that is not considered medically necessary and false reporting of risk-adjusted diagnostic codes to Medicare Advantage plans. The ACA provides that claims tainted by a violation of the federal Anti-Kickback Statute are false for purposes of the FCA. Some courts have held that filing claims or failing to refund amounts collected in violation of the Stark Law can form the basis for liability under the FCA. In addition to the provisions of the FCA, which provide for civil enforcement, the federal government can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims for payment to the federal government. Any allegations or findings that we have violated the FCA could have a material adverse impact on our business, results of operations and financial condition.

The FCA contains so called “qui tam” provisions that permit private citizens known as relators, to file FCA complaints on behalf of the government. Relators are awarded with a percentage of the damages recovery under any action brought by them that results in a settlement or judgment. The majority of FCA claims are initiated by relators. This aspect of the FCA significantly raises the risk that any provider will at some point be the target of a suit under the FCA’s qui tom provision.

In addition to the FCA, the various states in which we operate have adopted their own analogs of the FCA. States are becoming increasingly active in using their false claims laws to police the same activities listed above, particularly with regard to Medicaid fee-for-service and Managed Medicaid programs.

Civil Monetary Penalties and Exclusion Statutes

The Civil Monetary Penalties Statute, 42 U.S.C. § 1320a-7a, and the Exclusion Statute, 42 U.S.C. §1320a-7, authorize the imposition of civil monetary penalties, assessments and exclusion against an individual or entity based on a variety of prohibited conduct, including, but not limited to:

•presenting, or causing to be presented, claims for payment to Medicare, Medicaid or other third-party payors that the individual or entity knows or should know are for an item or service that was not provided as claimed or is false or fraudulent;

•offering remuneration to a federal healthcare program beneficiary that the individual or entity knows or should know is likely to influence the beneficiary to order or receive health care items or services from a particular provider;

•arranging contracts with an entity or individual excluded from participation in the federal healthcare programs;

•violating the federal Anti-Kickback Statute;

•making, using or causing to be made or used a false record or statement material to a false or fraudulent claim for payment for items and services furnished under a federal healthcare program;

•making, using or causing to be made any false statement, omission or misrepresentation of a material fact in any application, bid or contract to participate or enroll as a provider of services or a supplier under a federal healthcare program;

•failing to report and return an overpayment owed to the federal government;

•being convicted of fraud, theft, embezzlement, breach of fiduciary responsibility or any other financial misconduct relating to health care;

•being convicted of illegally manufacturing, distributing, prescribing or dispensing a controlled substance;

•being convicted of any crime related to the Medicare program;

•being convicted of fraud in connection with non-health care programs;

•being convicted of obstructing an audit or investigation;

•having an entity controlled by a sanctioned individual or by a family or household member of an excluded individual where there has been a transfer of ownership/control;

•filing claims for excessive charges, unnecessary services or services which fail to meet professionally recognized standards of health care; and

•making false statement or misrepresentations of material fact.

Substantial civil monetary penalties may be imposed under the federal Civil Monetary Penalty Statute and may vary depending on the underlying violation. In addition, an assessment of not more than three times the total amount claimed for each item or service may also apply and a violator may be subject to exclusion from federal and state healthcare programs.

We could be exposed to a wide range of allegations to which the federal Civil Monetary Penalty Statute and the Exclusion Statue would apply. We perform monthly checks on our employees, affiliated providers and certain affiliates and vendors using government databases to confirm that these individuals have not been excluded from federal programs. However, should an individual become excluded and we fail to detect it, a federal agency could require us to refund amounts attributable to all claims or services performed or sufficiently linked to an excluded individual. Likewise, our patient programs, which can include enhancements, incentives and additional care coordination not otherwise covered under traditional Medicare, could be alleged to be intended to influence the patient’s choice in obtaining services or the amount or types of services sought. Thus, we cannot foreclose the possibility that we will face allegations subject to the Civil Monetary Penalty Statute and/or the Exclusion Statute with the potential for a material adverse impact on our business, results of operations and financial condition.

Privacy and Security

The federal regulations promulgated under the authority of HIPAA require us to provide certain protections to patients and their health information. The HIPAA privacy and security regulations extensively regulate the use and disclosure of protected health information ("PHI") and require covered entities, which include healthcare providers and their business associates, to implement and maintain administrative, physical and technical safeguards to protect the security of such information. Additional security requirements apply to electronic PHI. These regulations also provide patients with substantive rights with respect to their health information.

The HIPAA privacy and security regulations also require us to enter into written agreements with certain contractors, known as business associates, to whom we disclose PHI. Covered entities may be subject to penalties for, among other activities, failing to enter into a business associate agreement where required by law or as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity and acting within the scope of the agency. Business associates are also directly subject to liability under certain HIPAA privacy and security regulations. In instances where we act as a business associate to a covered entity, there is the potential for additional liability beyond our status as a covered entity.

Covered entities must notify affected individuals of breaches of unsecured PHI without unreasonable delay but no later than 60 days after discovery of the breach by a covered entity or its agents. Reporting must also be made to the HHS Office for Civil Rights and, for breaches of unsecured PHI involving more than 500 residents of a state or jurisdiction, to the media. All impermissible uses or disclosures of unsecured PHI are presumed to be breaches unless the covered entity or business associate establishes that there is a low probability the PHI has been compromised. Various state laws and regulations may also require us to notify affected individuals in the event of a data breach involving personal information without regard to the probability of the information being compromised.

Violations of HIPAA by providers like us, including, but not limited to, failing to implement appropriate administrative, physical and technical safeguards, have resulted in enforcement actions and in some cases triggered settlement payments or civil monetary penalties. Penalties for impermissible use or disclosure of PHI were increased by the Health Information Technology for Economic and Clinical Health (HITECH) Act by imposing tiered penalties of more than $60,226 per violation and up to $1.807 million per year for identical violations. In addition, HIPAA provides for criminal penalties of up to $250,000 and ten years in prison, with the severest penalties for obtaining and disclosing PHI with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm. Further, state attorneys general may bring civil actions seeking either injunction or damages in response to violations of the HIPAA privacy and security regulations that threaten the privacy of state residents. There can be no assurance that we will not be the subject of an investigation (arising out of a reportable breach incident, audit or otherwise) alleging non-compliance with HIPAA regulations in our maintenance of PHI.

In addition to HIPAA, numerous other federal and state laws and regulations protect the confidentiality, privacy, availability, integrity and security of PHI and other types of personal identifiable information ("PII"). State statutes and regulations vary from state to state, and these laws and regulations in many cases are more restrictive than, HIPAA and its implementing rules. These laws and regulations are often uncertain, contradictory, and subject to changed or differing interpretations, and we expect new laws, rules and regulations regarding privacy, data protection, and information security to be proposed and enacted in the future. In the event that new data security laws are implemented, we may not be able to timely comply with such requirements, or such requirements may not be compatible with our current processes. Changing our processes could be time consuming and expensive, and failure to timely implement required changes could subject us to liability for non-compliance. Some states also afford private rights of action to individuals who believe their PII has been misused. This complex, dynamic legal landscape regarding privacy, data protection, and information security creates significant compliance issues for us and potentially restricts our ability to collect, use and disclose data and exposes us to additional expense, adverse publicity and liability.

Other Regulations

Our operations are subject to various state hazardous waste and non-hazardous medical waste disposal laws. These laws do not classify as hazardous most of the waste produced from medical services. Occupational Safety and Health Administration regulations, including bloodborne pathogens standards, require employers to provide workers who are occupationally subject to blood or other potentially infectious materials with prescribed protections. These regulatory requirements apply to all healthcare medical centers, including primary care centers, and require employers to make a determination as to which employees may be exposed to blood or other potentially infectious materials and to have in effect a written exposure control plan. In addition, employers are required to provide or offer hepatitis B vaccinations, personal protective equipment and other safety devices, infection control training, post-exposure evaluation and follow-up, waste disposal techniques and procedures and work practice controls. Employers are also required to comply with various record-keeping requirements.

Our pharmacies are licensed to do business as pharmacies in the states in which they are located. In addition, our pharmacists and nurses are licensed in those states where we believe their activity requires it. Our various pharmacy facilities also maintain certain Medicare and state Medicaid provider numbers as pharmacies providing services under these programs. Participation in these programs requires our pharmacies to comply with the applicable Medicare and Medicaid provider rules and regulations, and exposes the pharmacies to various changes the federal and state governments may impose regarding reimbursement methodologies and amounts to be paid to participating providers under these programs. In addition, several of our pharmacy facilities are participating providers under Medicare Part D and, as a condition to becoming a participating provider under Medicare Part D, the pharmacies are required to adhere to certain requirements applicable to Medicare Part D.

Our operations are subject to various state law requirements for licensure of ancillary services such as lab services and operation of radiological equipment, federal Clinical Laboratory Improvement Amendments of 1988, Drug Enforcement Administration standards for administering and prescribing controlled substances and distributing drug samples, reporting financial relationships with drug, biologicals and medical device companies, and numerous other federal, state and local laws governing the day-to-day provision of medical services by our centers.

Federal and state law also govern the dispensing of prescription medications by physicians. For example, the Prescription Drug Marketing Act governs, among other things the distribution of drug samples. Physicians are required to report relationships they have with the manufacturers of drugs, medical devices and biologics through the Open Payments Program database.

Further, federal and state law in each state where we currently operate are increasingly imposing oversight, reporting requirements, and other safeguards on our providers that prescribe opioids and other pain medicine. Texas, for instance, has adopted a number of amendments to existing laws and regulatory changes to limit prescription sizes and frequencies and requires providers to access the Texas Prescription Drug Monitoring Program before prescribing or dispensing controlled substances. In addition, federal and state investigators have increased enforcement efforts relative to inappropriate opioid prescribing patterns by providers.

In addition, while none of the states in which we currently operate have required it, certain states in which we may desire to do business in the future have certificate of need programs regulating the establishment or expansion of healthcare medical centers, including primary care centers. These regulations can be complex and time-consuming. Any failure to comply with such regulatory requirements could adversely impact our business, results of operations and financial condition. As we expand into new markets in new states we must comply with a variety of health regulatory and other state laws. In California, for example, pursuant to the Knox-Keene Health Care Service Plan Act, a risk bearing organization, or RBO, is an entity that (i) contracts directly with a healthcare service plan or arranges for healthcare services for the healthcare service plan’s enrollees; (ii) receives compensation for those services on any capitated or fixed periodic payment basis; and (iii) is responsible for the processing and payment of claims made by providers for services rendered by those providers on behalf of a healthcare service plan when those services are covered under the capitation or fixed periodic payment made by the plan to the RBO. In California, our business meets the definition of an RBO, which requires registration with the California Department of Managed Health Care, meet certain solvency requirements, submit quarterly and annual financial reports (which will be publicly available), and submit quarterly survey reports.

Any allegations or findings that we or our providers have violated or failed to comply with any of the foregoing or other laws or regulations could have a material adverse impact on our reputation, business, results of operations and financial condition.

Intellectual Property

Our continued growth and success depend, in part, on our ability to protect our intellectual property and internally developed technology, including CanoPanorama. We primarily protect our intellectual property through a combination of copyrights, trademarks and trade secrets, intellectual property licenses and other contractual rights (including confidentiality, non-disclosure and assignment-of-invention agreements with our employees, independent contractors, consultants and companies with which we conduct business). We continuously evaluate the needs of our providers and the tools that CanoPanorama can provide and make improvements and add new features based on those needs. We continually assess the most appropriate methods of protecting our intellectual property and may decide to pursue additional available protections in the future.

Insurance

We maintain insurance, excess coverage, or reinsurance for property and general liability, professional liability, directors’ and officers’ liability, workers’ compensation, cybersecurity and other coverage in amounts and on terms deemed adequate by management, based on our actual claims experience and expectations for future claims. We also utilize stop-loss insurance for our members, protecting us for medical claims per episode in excess of certain levels. Future claims could, however, exceed our applicable insurance coverage.

Competition

While the U.S. healthcare industry is highly competitive, the market in which we operate is vast and remains highly fragmented. We compete directly with national, regional and local primary care providers, which consist of solo practitioners or small physician groups, larger group practices often backed by financial sponsors and health system-affiliated practices. Competitors also include regional providers of primary care services such as ChenMed, Iora Health, and Oak Street Health. Among other things, we compete for contracts with payors, recruitment of physicians and other medical and non-medical personnel and ultimately for members. Importantly, our principal competitors for members and capitated payor contracts vary from market to market, and we have experienced limited overlap with these competitors due to the fragmented nature of the value-based care provider competitive landscape.

There are many other companies and individuals currently providing healthcare services, many of which have been in business longer and/or have substantially more resources. There have been increased trends towards consolidation and vertical integration in the healthcare industry, including an influx of additional capital. Due to low barriers of entry in the primary care market, competition for growth in existing and new markets is not limited to large competitors with substantial financial resources, or those that traditionally operate in the primary care market. As an example, payors may (and in some cases, may continue to) acquire or build their primary care and other provider assets and implement disruptive technologies to compete with us. Other companies could enter the healthcare industry in the future and divert some or all of our business. Our ability to compete successfully varies from location to location and depends on a number of factors, including the number of competing primary care medical centers in the local market and the types of services available at those medical centers, our local reputation for quality care of members, the commitment and expertise of our medical staff, our local service offerings and community programs, the cost of care in each locality, and the physical appearance, location, age and condition of our medical centers. As such, our growth strategy and our business could be adversely affected with increased competition levels. See “Risk Factors—Risks Related to Our Business—Risks Related to Competition.”

We believe building a competitive value-based primary care offering is no easy task. Technological expertise (e.g., development of an effective and scalable population health management platform), branding and marketing requirements, payor partnerships, corporate culture, member-care protocols and material start-up costs associated with the build-out process, are significant barriers to entry that may limit direct competition in the near term.

Overall, we believe in improving access to care in underserved communities, enhancing quality of care and promoting wellness results in superior clinical outcomes and high member satisfaction. We believe this combination of factors will allow us to compete favorably in any market.

Human Capital Management

We believe our employed physicians, other clinical professionals and administrative employees are key to our success. As of December 31, 2021, we employed approximately 400 providers (physicians, nurse practitioners, physician assistants) across our 130 owned medical centers, maintained affiliate relationships with over 1,000 physicians and approximately 750 clinical support employees focused on supporting physicians in enabling patient care and experience. Our affiliated providers deliver critical medical care primarily to underserved and dual-eligible (i.e., eligible for both Medicare and Medicaid) populations, many of whom live in economically disadvantaged and minority communities.

We believe that our mantra – “together for a healthier, happier you” – is realized by the engagement and empowerment of our affiliated physicians, other clinicians and administrative employees. Our Chief People Officer (“CPO”) is responsible for developing and executing our human capital strategy. This includes the attraction, acquisition, development and engagement of talent to deliver on our strategy and the design of employee compensation and benefits programs. Our CPO reports directly to our Chief Executive Officer and regularly engages with our Board of Directors and our Compensation Committee. In addition, our Human Resources department provides us within a core administrative support function. Through its functional experts, our Human Resources team provides support and guidance in the areas of talent acquisition, employee wellness and safety programs, workplace policies and procedures, employee relations, training and development and rewards strategies that include compensation, benefits and other rewards. It is the goal of our Human Resources department to support the needs of our organization and workforce while serving as a trusted strategic partner to our management team.

Training and Leadership Development

We are committed to the continued development of our people and believe in fostering great leaders. Our training and development team is committed to providing an environment that fosters both individual and organizational development. We make available a catalog of over 165 courses to all audiences across subjects including business best practices, leadership and management, office productivity, technical skills, health and wellness and personal development, among others. The courses are designed to develop people into leaders and shape a great company. Our training materials were enhanced with additional resources to support remote work environments required due to COVID-19.

Compliance Program and Training

Fundamental to our core values are people and a culture of integrity. Our Compliance Department is led by our Chief Compliance Officer & General Counsel. The Compliance Program is supported by a written Compliance Plan, which details the components, organizational structure and operational aspects of the Compliance Program. Although the Compliance Program is supported by numerous operational policies and procedures, there are some key elements that are critical to its success. These include a written Code of Conduct; new hire and periodic compliance training for all employees; and exclusion screening, compliance reporting mechanisms. Annual participation in compliance trainings related to ethics, environment, health and safety, and emergency responses are at 100%.

Health and Well-Being

We care about the health and well-being of our affiliated clinicians, other clinical professionals and our administrative employees and their families and are committed to their health, safety and wellness. We support all of our colleagues in encouraging habits of wellness, increased awareness of factors and resources that contribute to overall well-being and inspire individuals to take responsibility for their own health. When individuals take great care of themselves, we can continue to take great care of our patients and take great care of our business.

We provide all eligible employees and their family members with access to an Employee Assistance Program (“EAP”) that offers free and confidential assessments, short-term counseling, referrals, and follow-up services to employees who have personal and/or work-related problems. Our EAP addresses a broad and complex body of issues affecting mental and emotional well-being, such as alcohol and other substance abuse, stress, grief, family problems, and psychological disorders. EAP counselors also work in a consultative role with managers and supervisors to address employee and organizational challenges and needs. The EAP is designed to help our colleagues lead happier and more productive lives at home and at work. Our EAP services are available to all eligible employees, their spouses or domestic partners, dependent children, parents and parents-in-law. We encourage all of our employees and their family members to make full use of this resource which is designed to help maintain high employee productivity, health, and well-being in all aspects of life.

Diversity and Inclusion

We strive to make diversity, equality and inclusion a priority. As of December 31, 2021, approximately 72% of our total headcount was female and approximately 75% of our total headcount identified as part of a minority group. Among our affiliated physicians and other clinical professionals, approximately 71% was female and approximately 86% identified as part of a minority group. Among the executive and senior executive level and manager group, approximately 28% was female and approximately 61% identified as part of a minority group.

We believe that a diverse workforce is critical to our success, and we will continue to focus on the hiring, retention and advancement of any underrepresented population to achieve this goal.

Total Rewards: Compensation and Benefits

We value our colleagues’ contributions to our success and strive to provide all of our colleagues with a competitive and comprehensive total rewards package. This includes robust compensation and benefits programs to help meet the needs of our affiliated physicians, other clinical professionals and administrative employees.

We take great care to ensure that our compensation packages are reflective of the market value for the work that our colleagues perform. We also understand that providing a comprehensive suite of employee benefits is essential to attracting, retaining and engaging world-class employees. Therefore, we regularly evaluate our benefit offerings to be sure we fully support our employees. In addition to base salaries, these offerings include a combination of annual cash bonuses, stock-based compensation awards, an Employee Stock Purchase Plan, a 401(k) Plan, medical, dental, vision and short/long term insurance benefits, health savings and flexible spending accounts, paid time off, family leave, employee assistance programs, continuing education, loan repayment assistance program, among other programs.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may obtain copies of our Securities and Exchange Commission (SEC) filings, free of charge, from the SEC's website at www.sec.gov.

We maintain a website at www.canohealth.com. Our annual proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those statements and reports, filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge in the “Investors” section of our website as soon as reasonably practicable after such materials are filed with or furnished to the SEC. In addition, we regularly use our website to post information regarding our business and we encourage investors to use our website, particularly the information in the section entitled “Investors,” as a source of information about us. The information posted on our website is not incorporated into or deemed a part of this Annual Report on Form 10-K.

Item 1A.    Risk Factors

You should carefully consider the risks and uncertainties described below, together with the other information in this Annual Report on Form 10-K, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, reputation, revenue, financial condition, results of operations and future prospects, in which event the market price of our Class A common stock could decline, and you could lose part or all of your investment. Unless otherwise indicated, reference in this section and elsewhere in this annual report to our business being adversely affected, negatively impacted or harmed will include an adverse effect on, or a negative impact or harm to, the business, reputation, financial condition, results of operations, revenue and our future prospects. The material and other risks and uncertainties summarized above and described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This annual report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See the section titled “Cautionary Note Regarding Forward-Looking Statements.”

Risks Related to Our Business

Under most of our agreements with health plans, we assume some or all of the risk that the cost of providing services will exceed our compensation.

A significant portion of our total revenue for the years ended December 31, 2019, 2020 and 2021, respectively, is capitated revenue, which, in the case of health plans, is a pre-negotiated percentage of the premium that the health plan receives from CMS. We receive payments directly from CMS under our DCE model. While there are variations specific to each agreement, we generally contract with health plans to receive recurring per-member-per-month revenue and assume the financial responsibility for the healthcare expenses of our members. This type of contract is referred to as a “capitation” contract. To the extent that members require more care than is anticipated and/or the cost of care increases, aggregate fixed compensation amounts, or capitation payments, may be insufficient to cover the costs associated with treatment. If medical costs and expenses exceed estimates, except in very limited circumstances, we will not be able to increase the fee received under these capitation agreements during their then-current terms and we could suffer losses with respect to such agreements. While we maintain stop-loss insurance for our members, protecting us for medical claims per episode in excess of certain levels, future claims could exceed our applicable insurance coverage limits or potential increases in insurance premiums may require us to decrease our level of coverage.

Changes in our anticipated ratio of medical expense to revenue can significantly impact our financial results. Accordingly, the failure to adequately predict and control medical costs and expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported ("IBNR") claims could have a material adverse effect on our business, results of operations, financial condition and cash flows. Additionally, the Medicare expenses of our members may be outside of our control in the event that members take certain actions that increase such expenses, such as unnecessary hospital visits.

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

Our operations are dependent on a concentrated number of payors with whom we contract to provide services to members. Contracts with three such payors accounted for approximately 60.0%, 69.9% and 59.9% of total revenues for the years ended December 31, 2019, 2020, and 2021 respectively. Contracts with three such payors accounted for approximately 47.9% and 43.3% of total accounts receivable as of December 31, 2020 and 2021, respectively. The loss of revenue from these contracts could have a material adverse effect on our business, results of operations, financial condition and cash flows. We believe that a majority of our revenues will continue to be derived from a limited number of key payors, who may terminate their contracts with us or our physicians credentialed by them for convenience on short term notice, or upon the occurrence of certain events. The sudden loss of any of our payor partners or the renegotiation of any of our payor contracts could adversely affect our operating results.

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

Because we rely on a limited number of payors for a significant portion of our revenues, we depend on the creditworthiness of these payors. Our payors are subject to a number of risks, including reductions in payment rates from governmental programs, higher than expected health care costs and lack of predictability of financial results when entering into new lines of business, particularly with high-risk populations. If the financial condition of our payor partners declines, our credit risk could increase. Should one or more of our significant payor partners declare bankruptcy, be declared insolvent or otherwise be restricted by state or federal laws or regulation from continuing in some or all of their operations, this could adversely affect our ongoing revenues, the collectability of our accounts receivable, our bad debt reserves and our net income. If a plan with which we contract loses its Medicare contracts with CMS, receives reduced or insufficient government reimbursement under the Medicare program, decides to discontinue its Medicare Advantage, and/or commercial plans, decides to contract with another company to provide capitated care services to its members, or decides to directly provide care, our contract with that plan could be at risk and we could lose revenue.

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

In March 2020, the World Health Organization declared COVID-19 a global pandemic. The outbreak of COVID-19 caused severe disruptions in the global economy. These disruptions have adversely impacted businesses including in the markets in which we operate. The U.S. Food and Drug Administration has approved the use of two COVID-19 vaccines and has issued emergency use authorizations for additional vaccines for the prevention of COVID-19. The availability of these vaccines has resulted in a significant portion of the U.S. population being vaccinated and enabled many areas of the U.S. to lift most COVID-19 restrictions. Notwithstanding the vaccination success, multiple variants of the virus that cause COVID-19 continue to persist globally and in the United States. While we continue to navigate the crisis and monitor the impact of the pandemic on our business, the fluidity of the situation precludes us at this time from making any predictions as to the ultimate impact COVID-19 may have on our future financial condition, results of operations and cash flows.

The COVID-19 outbreak, including various variants, has had, and may continue to have, severe negative repercussions across local, state and national economies, financial markets and our industry. The extent to which the COVID-19 pandemic will continue to impact our business will depend on future developments, which remain uncertain and cannot be predicted, including, but not limited to additional variants and waves of the virus, new information which may emerge concerning the severity and spread of COVID-19 and the actions to contain COVID-19 or treat its impact, including vaccination rates among the population, the effectiveness of the COVID-19 vaccines or boosters against COVID-19 variants, availability and efficacy of treatments and the response by the governmental bodies and regulators. In addition, the COVID-19 virus disproportionately impacts older adults, especially those with chronic illnesses, such as many of our members.

It remains difficult to project the direct impact of COVID-19 on our operating revenues and expenses. Key factors include the duration and extent of the outbreak in areas in which we operate as well as societal and governmental responses. Members may continue to be reluctant to seek necessary care given the risks of the COVID-19 pandemic. We also may experience increased internal and third-party medical costs as we provide care for members suffering from COVID-19. This increase in costs may be particularly significant given the significant number of our members who are under capitation agreements. We may also incur liabilities related to our operations during the COVID-19 pandemic. For instance, in May 2020, we received a subpoena from the U.S. Department of Justice (the “DOJ”), seeking records relating to our prescription of hydroxychloroquine during the early days of the pandemic. We reached an agreement with the DOJ to make a partial production of documents related to the matter, which we fulfilled in July 2020. We have not had any further interactions with the DOJ on this matter. Further, we may face increased competition due to changes to our competitors’ products and services, including modifications to their terms, conditions, and pricing that could materially adversely impact our business, results of operations, and overall financial condition in future periods.

In response to the COVID-19 pandemic, we made operational changes to the staffing and operations of our medical centers to minimize potential exposure to COVID-19. If the COVID-19 pandemic worsens, including the spread of variants, especially in regions where we have offices or medical centers, our business activities originating from affected areas could be adversely affected. Disruptive activities could include business closures in impacted areas, further restrictions on our employees’ and service providers’ ability to travel or work, impacts to productivity if our employees or their family members experience health issues, and potential delays in hiring and onboarding of new employees. We are unable to predict the effect that an increased focus on providing COVID-19 vaccines or treatments to our members may have on our operations or our financial results. We may take further actions that alter our business operations as may be required by local, state, or federal authorities or that we determine are in the best interests of our employees. Such measures could negatively affect our revenue, medical costs and marketing efforts, employee productivity or member retention, any of which could harm our financial condition and business operations.

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

Further, the COVID-19 pandemic has resulted in our employees and those of many of our vendors working from home and conducting work via the internet, and if the network and infrastructure of internet providers becomes overburdened by increased usage or is otherwise unreliable or unavailable, our employees’ and our vendors’ employees’ access to the internet to conduct business could be negatively impacted. Limitations on access or disruptions to services or goods provided by or to some of our suppliers and vendors upon which our platform and business operations relies, could interrupt our ability to provide our platform, decrease the productivity of our workforce, and significantly harm our business operations, financial condition, and results of operations.

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

While vaccines and boosters for COVID-19 have been developed and administered, and the spread of COVID-19 may eventually be contained or mitigated, we cannot predict the percentage of the population that becomes vaccinated or boosted, the efficacy of such vaccines (or boosters) against variants, and we do not yet know how businesses or our vendors, partners, members or employees will operate in a post COVID-19 environment. It is unclear how long the COVID-19 pandemic will last, how severe it will be, and what additional safety measures governments will impose in response to it and there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur. Because of our business model, the full impact of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial condition until future periods.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Reductions in the quality ratings of the health plans we serve or our Medicare Risk Adjustment scores could have a material adverse effect on our business, results of operations, financial condition and cash flows.

As a result of the Affordable Care Act ("ACA"), the level of reimbursement each health plan receives from CMS is dependent, in part, upon the quality rating of the Medicare plan. Under the Medicare Advantage plans' star rating system, lower star ratings correspond to lower quality ratings. Such ratings impact the percentage of any cost savings rebate and any bonuses earned by such health plans. Since a significant portion of our revenue is expected to be calculated as a percentage of CMS reimbursements received by these health plans with respect to our members, reductions in the quality ratings of a health plan that we serve could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

As of December 31, 2021, we provided care for our 227,005 members across eight states and Puerto Rico, of which a substantial majority of members were in Florida, and had more than approximately 400 employed providers (physicians, nurse practitioners, physician assistants) at our 130 owned medical centers and more than 1,000 affiliate providers. Such geographic concentration makes us particularly sensitive to regulatory, economic, environmental and competitive conditions in the state of Florida. Any material changes in those factors in Florida could have a disproportionate effect on our business and results of operations. Due to the concentration of our operations in Florida, our business may be adversely affected by economic conditions that disproportionately affect Florida as compared to other states. In addition, our exposure to many of the risks described herein are not mitigated by a diversification of geographic focus.

Moreover, regions in and around the southeastern United States commonly experience hurricanes and other extreme weather conditions. As a result, certain of our medical centers, especially those in Florida, are susceptible to physical damage and business interruption from an active hurricane season or a single severe storm. Moreover, global climate change could increase the intensity of individual hurricanes or the number of hurricanes that occur each year. Even if our medical centers are not directly damaged, we may experience considerable disruptions in our operations due to property damage or electrical outages experienced in storm-affected areas by our members, physicians, payors, vendors and others. Additionally, long-term adverse weather conditions, whether caused by global climate change or otherwise, could cause an outmigration of people from the communities where our medical centers are located. If any of the circumstances described above occurred, there could be a harmful effect on our business and our results of operations could be adversely affected.

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

The reimbursement process is complex and can involve delays. Although we recognize revenue when we provide services to our members, and to the extent that it is probable that a significant reversal will not occur, we may from time to time experience delays in receiving the associated capitation payments or, for our members on fee-for-service arrangements, the reimbursement for the service provided. In addition, third-party payors may disallow, in whole or in part, requests for reimbursement based on determinations that the member is not eligible for coverage, certain amounts are not reimbursable under plan coverage or were for services provided that were not medically necessary or additional supporting documentation is necessary. Retroactive adjustments may change amounts realized from third-party payors. We are subject to claims reviews and/or audits by such payors, including governmental audits of our Medicare claims, and may be required to repay these payors if a finding is made that we were incorrectly reimbursed. Delays and uncertainties in the reimbursement process may adversely affect revenue and accounts receivable, increase the overall costs of collection and cause us to incur additional borrowing costs. Third-party payors are also increasingly focused on controlling healthcare costs, and such efforts, including any revisions to reimbursement policies, may further complicate and delay our reimbursement claims.

Our relatively limited operating history makes it difficult to evaluate our current business and future prospects and increases the risk of your investment.

Our relatively limited operating history makes it difficult to evaluate our current business and plan for our future growth. We opened our first medical center in 2009, and our relationship with InTandem to provide financial support and guidance to fund platform investments and accelerate our growth began in 2016. We have encountered and will continue to encounter significant risks and uncertainties frequently experienced by new and growing companies in rapidly changing industries, such as determining appropriate investments for our limited resources, competition from other providers, acquiring and retaining members, hiring, integrating, training and retaining skilled personnel, determining prices for our services, unforeseen expenses, challenges in forecasting accuracy and successfully integrating practices that we acquire. Although we have successfully expanded our medical center footprint outside of Florida and intend to continue to expand into new geographic locations, we cannot provide assurance that any new medical centers we open or new geographic locations we enter will be successful. If we are unable to increase our member enrollment, successfully manage our third-party medical costs or successfully expand into new member services, our revenue and our ability to achieve and sustain profitability would be impaired. Additional risks include our ability to effectively manage the growth of, process, store, protect and use personal data in compliance with governmental regulations, contractual obligations and other legal obligations related to privacy and security and manage our obligations as a provider of healthcare services under Medicare and Medicaid. If our assumptions regarding these and other similar risks and uncertainties, which we use to plan our business, are incorrect or change as we gain more experience operating our business or due to changes in our industry, or if we do not address these challenges successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

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

In 2021, we experienced labor shortages and other labor-related issues, which were pronounced as a result of the COVID-19 pandemic. A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, federal unemployment subsidies, increased wages offered by other employers, vaccine mandates and other government regulations and our responses thereto. As more employers offer remote work, we may have more difficulty recruiting for jobs that require on-site attendance. We have recently observed an overall tightening and increasingly competitive labor market. If we are unable to hire and retain employees capable of performing at a high-level, our business could be adversely affected. A sustained labor shortage, lack of skilled labor, or increased turnover within our employee base, caused by COVID-19 or as a result of general macroeconomic factors, could have a material adverse impact on our business and operating results.

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

We incurred a net loss of $19.8 million, $71.1 million and $116.7 million for the years ended December 31, 2019, 2020 and 2021, respectively. Our accumulated deficit was $107.8 million and $78.8 million as of December 31, 2020 and 2021, respectively. We expect our aggregate costs will increase substantially in the foreseeable future and our losses will continue as we expect to invest heavily in increasing our member base, expanding our operations, hiring additional employees and operating as a public company. We may not succeed in increasing our revenue sufficiently to offset these higher expenses. Our cash flows from operating activities were negative for the years ended December 31, 2019, 2020 and 2021. We may not generate positive cash flow from operating activities in any given period, and our limited operating history may make it difficult for stakeholders to evaluate our current business and our future prospects. In addition, we have used a significant amount of cash on acquisitions and investing in de novo medical centers. There is no guarantee that any such acquisition or investment is successful or generates a net profit. See “Risks Related to Our Growth.”

Changes in the payor mix of members and potential decreases in our reimbursement rates could adversely affect our revenues and results of operations.

The amounts we receive for services provided to members are determined by a number of factors, including the payor mix of our members and the reimbursement methodologies and rates utilized by our members’ plans. Reimbursement rates are generally higher for capitation agreements than they are under fee-for-service arrangements, and capitation agreements provide us with an opportunity to capture any additional surplus we create by investing in preventive care to keep a particular member’s third-party medical expenses low. Under a capitated payor arrangement, we receive recurring per-member-per-month revenue and assume the financial responsibility for the healthcare expenses of our members. Under a fee-for-service payor arrangement, we collect fees directly from the payor as services are provided. A significant portion of our total revenue for the years ended December 31, 2019, 2020 and 2021, respectively, was capitated revenue, with the remainder being fee-for-service and other revenue. A significant decrease in the number of capitation arrangements could adversely affect our revenues and results of operations.

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

Via our management services organization relationships, we have relationships with affiliated independent physicians and group practices, which we do not own or control, that provide healthcare services, and our business could be harmed if a material number of those relationships were disrupted or if our arrangements with such providers become subject to legal challenges, liabilities or reputational harm.

In addition to our owned medical centers, we also provide practice management and administrative support services to independent physicians and group practices that we do not own through our managed services organization relationships, which we refer to as our affiliate providers. Our affiliate relationships allow us to partner with independent physicians and group practices and provides them access to components of our population health platform. As of December 31, 2021, we maintained relationships with over 1,000 affiliate providers. As in the case of our owned medical centers, we receive per-member-per-month capitated revenue and a pre-negotiated percentage of the premium that the health plan receives from CMS. We pay the affiliate a primary care fee and a portion of the surplus of premium in excess of third-party medical costs. The surplus portion paid to affiliates is recorded as direct patient expense. However, we do not own our affiliated centers and our affiliated physicians are not our employees, and we have limited control over their operations. Accordingly, we do not exercise influence or control over the practice of medicine by our affiliated physicians, including, but not limited to, quality and cost of care. Our affiliated physicians and physician groups may not maintain standards of evidence-based medical practice and population health management that are consistent with our standards. If a material number of those relationships were disrupted or if our arrangements with such providers become subject to legal challenges, liabilities or reputational harm, our business could be harmed.

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

We lease or license all of our medical centers and may experience risks relating to lease terminations, lease expense escalators, lease extensions and special charges.

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

Leasing medical centers pursuant to binding lease or license agreements may limit our ability to exit markets. For instance, if one facility under a lease or license becomes unprofitable, we may be required to continue operating such facility or, if allowed by the landlord to close such facility, we may remain obligated for the lease payments on such facility. We could incur special charges relating to the closing of such facility, including lease termination costs, impairment charges and other special charges that would reduce our profits and could have a material adverse effect on our business, financial condition or results of operations.

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

Pharmacies are exposed to risks inherent in the packaging and distribution of pharmaceuticals and other healthcare products, such as with respect to improper filling of prescriptions, labeling of prescriptions, adequacy of warnings, unintentional distribution of counterfeit drugs and expiration of drugs. In addition, federal and state laws that require our pharmacists to offer counseling, without additional charge, to customers about medication, dosage, delivery systems, common side effects and other information the pharmacists deem significant can impact our pharmacy business. Our pharmacists may also have a duty to warn customers regarding any potential negative effects of a prescription drug if the warning could reduce or negate these effects. Although we maintain professional liability and errors and omissions liability insurance, from time to time, claims may result in the payment of significant amounts, some portions of which are not funded by insurance. We cannot assure stakeholders that the coverage limits under our insurance programs will be adequate to protect us against future claims, or that we will be able to maintain this insurance on acceptable terms in the future. Our results of operations, financial condition or cash flows may be adversely affected if in the future our insurance coverage proves to be inadequate or unavailable or there is an increase in liability for which we self-insure or we suffer reputational harm as a result of an error or omission.

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

The ability of Humana to elect to exercise its right of first refusal may limit or impede the Company’s ability to conduct its business on the terms and in the manner it considers most favorable, which may adversely affect its future growth opportunities. The existence of the right of first refusal may also deter potential acquirors from seeking to acquire the Company. If potential acquirors are deterred from considering an acquisition of the Company, the Company may receive less than fair market value acquisition offers or may not receive acquisition offers at all, which might have a substantial negative effect on the value of your investment in the Company and may impact the long-term value, growth and potential of the Company.

Our overall business results may suffer from an economic downturn and budget deficits.

During economic downturns, governmental entities often experience budget deficits as a result of increased costs and lower than expected tax collections. These budget deficits may force federal, state and local government entities to decrease spending for health and human service programs, including Medicare, Medicaid and similar programs, which represent significant payor sources for our medical centers together with payors with whom we contract to provide health plans to our members which could harm our business.

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

In addition, as we expand our business, it is important that we continue to maintain a high level of member service and satisfaction. As our member base continues to grow, we will need to expand our medical, member services and other personnel and our network of partners to provide personalized member service. If we are not able to continue to provide high quality medical care with high levels of member satisfaction, our reputation as well as our business, results of operations and financial condition could be adversely affected.

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

Our ability to grow depends upon a number of factors, including enrolling new members, entering into contracts with additional payors, establishing new relationships with physicians and other healthcare providers, identifying appropriate medical centers, recruiting and retaining qualified personnel, obtaining leases and completing internal build-outs of new medical centers within proposed timelines and budgets. We anticipate that further geographic expansion will require us to make a substantial investment of management time, capital and/or other resources. There can be no assurance that we will be able to continue to successfully expand our operations in any new geographic markets.

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

•we may not be able to enroll or retain a sufficient number of new members to execute our growth strategy, and we may incur substantial costs to enroll new members and we may be unable to enroll a sufficient number of new members to offset those costs;

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

To increase our revenue, our business strategy is to expand the number of medical centers in our network. In order to support such growth, we must continue to enroll and retain a sufficient number of new members. We are focused on the Medicare-eligible population and face competition from other primary healthcare providers in the enrollment of Medicare-eligible potential members. If potential or existing members prefer the care provider model of one of our competitors, we may not be able to effectively implement our growth strategy, which depends on our ability to grow organically by enrolling new members and retaining existing members. In addition, our growth strategy is dependent in part on patients electing to move from fee-for-service to capitated arrangements and selecting us as their primary care provider under their plan. Our inability to enroll new members and retain existing members, particularly those under capitation arrangements, would harm our ability to execute our growth strategy and may have a material adverse effect on our business operations and financial position.

We have limited experience serving as a Direct Contracting Entity with CMS and may not be able to realize the expected benefits thereof.

The CMS Center for Medicare and Medicaid Innovation unveiled a direct contracting model which began in 2021 to create value-based payment arrangements directly with DCEs, which is part of CMS’ strategy to drive broader healthcare reform and accelerate the shift from original Medicare toward value-based care models. A key aspect of direct contracting is providing new opportunities for a variety of different DCEs to participate in value-based care arrangements in Medicare fee-for-service. Our wholly owned subsidiary, American Choice Healthcare, LLC, was one of 41 unique companies chosen by CMS as a DCE to participate in the Implementation Period of the Direct Contracting Model for Global and Professional Options, which ran from October 1, 2020 through March 31, 2021, and is now participating in the Global and Direct Contracting Performance Period, which runs from April 1, 2021 until December 31, 2026. However, we have no experience serving as a DCE (or ACO REACH) and may not be able to realize the expected benefits thereof. We can provide no assurances that direct contracting will allow us to achieve risk-like patient economics on original Medicare patients. For instance, we may not be able to calibrate our historical medical expense estimates to this new beneficiary population, who have not chosen to participate in value-based care and thus may utilize third-party medical services differently than our current members. Beneficiaries that we are assigned under the direct contracting model may not be profitable to us initially or at all. In addition, our management team has and may further invest considerable time and resources in adapting to the direct contracting model, but we may not be able to realize the expected benefits thereof. Adding additional members through direct contracting will require absorbing additional members into our existing medical centers, which may strain resources or negatively affect our quality of care. We can provide no assurances that the direct contracting model will continue for additional performance years beyond the initial five year period (or within the initial period), including as a result of decreased political support for value-based care or the direct contracting model, or that it will expand our total addressable market in the manner that we expect. Our existing DCE contracts are subject to annual review by CMS.

We operate Accountable Care Organizations whose governance and financial model is subject to change by CMS

The CMS Center for Medicare and Medicaid Innovation has continually made improvements to Accountable Care Organization (ACO) models. We operate ACOs across multiple markets. ACOs have been a part of CMS’ strategy to drive broader healthcare reform and accelerate the shift from original Medicare toward value-based care models. Further, CMS has stated that it would like all Medicare lives in a value-based care arrangement by 2030. However, there could be material changes to the ACO programs which affect our clinical or financial performance. For example, CMS has announced that it will transition DCE lives into the ACO REACH program which has a number of changes, including to risk score calculation, quality withholds, and other items.

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

We endeavor to comply with all legal requirements. We further endeavor to structure all of our relationships with physicians and providers to comply with state and federal anti-kickback physician and Stark laws and other applicable healthcare laws. On December 2, 2020, the HHS Office of Inspector General (the “OIG”), and CMS issued final rules expanding and modifying existing and adding new regulatory Anti-Kickback Statute “safe harbors” and Stark Law exceptions, respectively. The rules are part of the “Regulatory Sprint to Coordinated Care” that HHS launched in 2018 in an effort to encourage innovative arrangements designed to improve the quality of care, health outcomes, and efficiency in the United States health care system. These final rules center on the concept of “value-based enterprises” (“VBEs”), and “value-based arrangements” between participants in VBEs. Both the Anti-Kickback Statute safe harbors and the Stark Law exceptions are broken down by the amount of financial risk assumed under the value-based arrangement, and the more risk assumed, the more flexibility offered under the safe harbors and exceptions. We continue to evaluate what effect, if any, these rules have on our business. We utilize considerable resources to monitor laws and regulations and implement necessary changes. However, the laws and regulations in these areas are complex, changing and often subject to varying interpretations. As a result, there is no guarantee that we will be able to adhere to all of the laws and regulations that apply to our business, and any failure to do so could have a material adverse impact on our business, results of operations, financial condition, cash flows and reputation. Similarly, we may face penalties under the FCA, the federal Civil Monetary Penalty statute or otherwise related to failure to report and return overpayments within 60 days of when the overpayment is identified and quantified. These obligations to report and return overpayments could subject our procedures for identifying and processing overpayments to greater scrutiny. We have made investments in resources to decrease the time it takes to identify, quantify and process overpayments, and may be required to make additional investments in the future.

Additionally, the federal government has used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare, Medicaid and other federally funded health care programs. Moreover, amendments to the federal Anti-Kickback Statute in the ACA make claims tainted by anti-kickback violations potentially subject to liability under the FCA, including qui tam or whistleblower suits. The penalties for a violation of the FCA range from $5,500 to $11,000 (adjusted for inflation) for each false claim plus three times the amount of damages caused by each such claim which generally means the amount received directly or indirectly from the government. On December 13, 2021, the DOJ issued a final rule announcing adjustments to FCA penalties, under which the per claim penalty range increases to a range from $11,803 to $23,607 per false claim or statement (as of December 13, 2021, and subject to annual adjustments for inflation). Given the high volume of claims processed by our various operating units, the potential is high for substantial penalties in connection with any alleged FCA violations.

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

•loss of our licenses required to operate healthcare medical centers or administer pharmaceuticals in the states in which we operate;

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

We, our employees, the medical centers in which we operate and our affiliated physicians are subject to various federal, state and local licensing and certification laws and regulations and accreditation standards and other laws, relating to, among other things, the adequacy of medical care, equipment, privacy of patient information, physician relationships, personnel and operating policies and procedures. Failure to comply with these licensing, certification and accreditation laws, regulations and standards could result in our services being found non-reimbursable or prior payments being subject to recoupment, requirements to make significant changes to our operations and can give rise to civil or, in extreme cases, criminal penalties. We routinely take the steps we believe are necessary to retain or obtain all requisite licensure and operating authorities. While we have made reasonable efforts to substantially comply with federal, state and local licensing and certification laws and regulations and standards as we interpret them, we cannot assure you that agencies that administer these programs will not find that we have failed to comply in some material respects.

Reductions in Medicare reimbursement rates or changes in the rules governing the Medicare program could have a material adverse effect on our financial condition and results of operations.

We receive the majority of our revenue from Medicare, either directly or through Medicare Advantage plans, and revenue from Medicare accounted for a significant portion of our capitated revenue for the years ended December 31, 2019, 2020 and 2021, respectively. In addition, many private payors base their reimbursement rates on the published Medicare rates or are themselves reimbursed by Medicare for the services we provide. As a result, our results of operations are, in part, dependent on government funding levels for Medicare programs, particularly Medicare Advantage programs. Any changes that limit or reduce Medicare Advantage or general Medicare reimbursement levels, such as reductions in or limitations of reimbursement amounts or rates under programs, reductions in funding of programs, expansion of benefits without adequate funding, elimination of coverage for certain benefits, or elimination of coverage for certain individuals or treatments under programs, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The Medicare program and its reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past and could in the future result in substantial reductions in our revenue and operating margins. For example, due to the federal sequestration, an automatic 2% reduction in Medicare spending took effect beginning in April 2013. The CARES Act, designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, and subsequent legislation temporarily suspended these reductions until December 31, 2021, and extended the sequester by one year, through 2030. Additional legislation extended the temporary suspension through March 31, 2022. Following the temporary suspension, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction is scheduled to resume on July 1, 2022.

Each year, CMS issues a final rule to establish the Medicare Advantage benchmark payment rates for the following calendar year. Any reduction to Medicare Advantage rates may have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, our Medicare Advantage revenues may continue to be volatile in the future, which could have a material adverse impact on our business, results of operations, financial condition and cash flows.

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

According to the Kaiser Family Foundation (“KFF”), Medicare Advantage enrollment continues to be highly concentrated among a few payors, both nationally and in local regions. In 2021, the KFF reported that three payors together accounted for more than half of Medicare Advantage enrollment and seven firms accounted for approximately 83% of the lives. Consolidation among Medicare Advantage plans in certain regions, or the Medicare program’s failure to attract additional plans to participate in the Medicare Advantage program, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Approximately 40% of our Medicare Advantage members are dual-eligible, qualifying for both Medicare and Medicaid, and 29% of our total members are covered by state Medicaid programs. Medicaid is a joint federal-state program purchasing healthcare services for the low income and indigent as well as certain higher-income individuals with significant health needs. Under broad federal criteria, states establish rules for eligibility, services and payment. Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets. This, combined with slower state revenue growth, has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending.

We expect Medicaid eligibility redeterminations, which have been suspended during COVID-19, to begin in 2022, which we expect to reduce our membership. Maintaining current eligibility levels could cause states to reduce reimbursement or reduce benefits in order for states to afford to maintain eligibility levels. If any state in which we operate were to decrease premiums paid to us or pay us less than the amount necessary to keep pace with our cost trends, it could have a material adverse effect on our results of operations, financial position and cash flows.

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

In addition, Medicaid eligibility redeterminations have been suspended during the COVID-19 public health emergency. Effective January 16, 2022, the Biden Administration extended the COVID-19 public health emergency, which will have the effect of continuing the suspension of state Medicaid eligibility redeterminations for at least 90 days. If the COVID-19 public health emergency is lifted, we expect that states will implement Medicaid eligibility redeterminations, and this may have the effect of reducing our membership. Maintaining current eligibility levels could cause states to reduce reimbursement or reduce benefits in order for states to afford to maintain eligibility levels. If any state in which operate were to decrease premiums paid to us or pay us less than the amount necessary to keep pace with our cost trends, it could have a material adverse effect on our results of operations, financial position, and cash flows.

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

We are also impacted by the Medicare Access and CHIP Reauthorization Act, under which physicians must choose to participate in one of two payment formulas, the Merit-Based Incentive Payment System (“MIPS”), or Alternative Payment Models (“APMs”). Beginning in 2019, MIPS allows eligible physicians to receive upward or downward adjustments to their Medicare Part B payments based on certain quality and cost metrics, among other measures. As an alternative, physicians can choose to participate in an Advanced APM. Advanced APMs are exempt from the MIPS requirements, and physicians who are meaningful participants in APMs will receive bonus payments from Medicare pursuant to the law. CMS has proposed limiting the number of significant changes to the Quality Payment Program in 2021 by continuing a gradual implementation timeline for MIPS and APMs. In November 2021, CMS released its 2022 Physician Fee Schedule Final Rule, including 2022 Quality Payment Program policies. In the final rule, CMS finalized reporting requirements for MIPS Value Pathways (“MVPs”), a subset of measures to meet MIPS reporting requirements, which can be used beginning in the 2023 performance year. CMS also expanded the list of MIPS-eligible clinicians to include clinical social workers and certified nurse mid-wives.

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

Penalties for violations of the corporate practice of medicine vary by state and may result in physicians being subject to disciplinary action, as well as to forfeiture of revenues from payors for services rendered. For lay entities, violations may also bring both civil and, in more extreme cases, criminal liability for engaging in medical practice without a license. Some of the relevant laws, regulations and agency interpretations in states with corporate practice of medicine restrictions have been subject to limited judicial and regulatory interpretation. Moreover, state laws are subject to change. Regulatory authorities and other parties may assert that, despite the management agreements and other arrangements through which we operate, we are engaged in the prohibited corporate practice of medicine or that our arrangements constitute unlawful fee-splitting. If this were to occur, we could be subject to civil and/or criminal penalties, our agreements could be found legally invalid and unenforceable (in whole or in part) or we could be required to restructure our contractual arrangements. In markets where the corporate practice of medicine is prohibited, we have historically operated by maintaining long-term management contracts with multiple associated professional organizations which, in turn, employ or contract with physicians to provide those professional medical services required by the enrollees of the payors with which the professional organizations contract. Under these management agreements, our managed services organization performs only non-medical administrative services, does not represent that it offers medical services and does not exercise influence or control over the practice of medicine by the physicians or the associated physician groups with which it contracts. Under our management services agreements, as permitted by state law, in the event of death or disability or upon certain other triggering events, we maintain the right to direct the transfer of the ownership of the professional organizations to another licensed physician.

In addition to the above management arrangements, we have certain contractual rights relating to the orderly transfer of equity interests in our physician practices through succession agreements and other arrangements with their physician equity holders. Such equity interests cannot, however, be transferred to or held by us or by any non-professional organization. Accordingly, neither we nor our direct subsidiaries directly own any equity interests in any of the affiliated physician practices that provide services to our members in “corporate practice of medicine” states. In the event that any of the physician owners of our practices fail to comply with the management arrangement, if any management arrangement is terminated and/or we are unable to enforce our contractual rights over the orderly transfer of equity interests in any of these contracted physician practices, such events could have a material adverse effect on our business, results of operations, financial condition and cash flows.

It is possible that a state regulatory agency or a court could determine that our agreements with physician equity holders of our contracted practices and the way we carry out these arrangements as described above, either independently or coupled with the management services agreements with such contracted physician practices, are in violation of prohibitions on the corporate practice of medicine. As a result, these arrangements could be deemed invalid, potentially resulting in a loss of revenues and an adverse effect on results of operations derived from such practices. Such a determination could force a restructuring of our management arrangements with the affected practices, which might include revisions of the management services agreements, including a modification of the management fee and/or establishing an alternative structure that would permit us to contract with a physician network without violating prohibitions on the corporate practice of medicine. There can be no assurance that such a restructuring would be feasible, or that it could be accomplished within a reasonable time frame without a material adverse effect on our business, results of operations, financial condition and cash flows.

Our records and submissions to a health plan may contain inaccurate or unsupportable information regarding risk adjustment scores of members, which could cause us to overstate or understate our revenue and subject us to various penalties.

CMS has implemented a risk adjustment payment system for Medicare health plans to improve the accuracy of payments and establish appropriate compensation for Medicare plans that enroll and treat less healthy Medicare beneficiaries. CMS’s risk adjustment model bases a portion of the total CMS reimbursement payments on various clinical and demographic factors. The claims and encounter records that we submit to health plans may impact data that support the Medicare Risk Adjustment Factor (“RAF”), scores attributable to members. These RAF scores determine, in part, the revenue to which the health plans and, in turn, we are entitled to for the provision of medical care to such members. The data submitted to CMS by each health plan is based, in part, on medical charts and diagnosis codes that we prepare and submit to the health plans. Each health plan generally relies on us and our affiliated physicians to appropriately document and support such RAF data in our medical records. Each health plan also relies on us and our affiliated physicians to appropriately code claims for medical services provided to members. Erroneous claims and erroneous encounter records and submissions could result in inaccurate revenue and risk adjustment payments, which may be subject to correction or retroactive adjustment in later periods. This corrected or adjusted information may be reflected in financial statements for periods subsequent to the period in which the revenue was recorded. We might also need to refund a portion of the revenue that we received, which refund, depending on its magnitude, could damage our relationship with the applicable health plan and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Additionally, CMS audits Medicare Advantage plans for documentation to support RAF-related payments for members chosen at random. The Medicare Advantage plans ask providers to submit the underlying documentation for members that they serve. It is possible that claims associated with members with higher RAF scores could be subject to more scrutiny in a CMS or plan audit. There is a possibility that a Medicare Advantage plan may seek repayment from us should CMS make any payment adjustments to the Medicare Advantage plan as a result of its audits. The plans also may hold us liable for any penalties owed to CMS for inaccurate or unsupportable RAF scores provided by us or our affiliated physicians. In addition, we could be liable for penalties to the government under the FCA.

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

We compete directly with national, regional and local providers of healthcare for members and physicians. There are many other companies and individuals currently providing healthcare services, many of which have been in business longer and/or have substantially more resources. There have been increased trends towards consolidation and vertical integration in the healthcare industry, including an influx of additional capital. Since there are virtually no substantial capital expenditures required for providing healthcare services, there are few financial barriers to entry in the healthcare industry. Other companies could enter the healthcare industry in the future and divert some or all of our business. Our ability to compete successfully varies from location to location and depends on a number of factors, including the number of competing primary care medical centers in the local market and the types of services available at those medical centers, our local reputation for quality care of members, the commitment and expertise of our medical staff, our local service offerings and community programs, the cost of care in each locality, and the physical appearance, location, age and condition of our medical centers. If we are unable to attract members to our medical centers, our revenue and profitability will be adversely affected. Some of our competitors may have greater recognition and be more established in their respective communities than we are, and may have greater financial and other resources than we have. Competing primary care providers may also offer larger medical centers or different programs or services than we do, which, combined with the foregoing factors, may result in our competitors being more attractive to our current members, potential members and referral sources. Furthermore, while we budget for routine capital expenditures at our medical centers to keep them competitive in their respective markets, to the extent that competitive forces cause those expenditures to increase in the future, our financial condition may be negatively affected. In addition, our relationships with governmental and private third-party payors are not exclusive and our competitors have established or could seek to establish relationships with such payors to serve their covered patients. Additionally, as we expand into new geographies, we may encounter competitors with stronger relationships or recognition in the community in such new geography, which could give those competitors an advantage in obtaining new patients. Individual physicians, physician groups and companies in other healthcare industry segments, including those with which we have contracts, and some of which have greater financial, marketing and staffing resources, may become competitors in providing health care services, and this competition may have a material adverse effect on our business operations and financial position. In addition, established competitors in new markets (or new lines of business) may seek to increase competitive marketing, enrollment and recruiting practices in an effort to disrupt or slow our successful market entry. Such increased competitive activity could lead to competitive marketing and recruiting that could drive up the costs of entry and vigorous enforcement of contractual rights (e.g., non-compete agreements, etc.) that could impair our growth and increase the number lawsuits which could have a material adverse effect on our business, financial condition or results of operations.

Our performance depends on our ability to recruit and retain quality physicians, nurses and other personnel. Competitors in primary care markets may aggressively employ non-compete, non-solicitation and other restrictive covenant tools to slow the entry of new operators. Competition for or shortages in quality physicians, nurses and other personnel, increases in labor costs or expiration of non-compete, non-solicitation and other restrictive covenants with past, present or future employees could adversely affect our revenue, profitability, cash flows, quality of care and member enrollment.

Our operations are dependent on the efforts, abilities and experience of our physicians and clinical personnel. We compete with other healthcare providers, primarily hospitals and other medical centers, in attracting physicians, nurses and medical staff to support our medical centers, recruiting and retaining qualified management and support personnel responsible for the daily operations of each of our medical centers and in contracting with payors in each of our markets. Competitors in primary care markets may aggressively employ non-compete, non-solicitation and other restrictive covenant tools to slow the entry of new operators. In some markets, the lack of availability of clinical personnel, such as nurses and mental health professionals, has become a significant operating issue facing all healthcare providers. This shortage may require us to continue to enhance wages and benefits to recruit and retain qualified personnel or to contract for more expensive temporary personnel. We also depend on the available labor pool of semi-skilled and unskilled workers in each of the markets in which we operate.

Key primary care physicians with large member enrollment could retire, become disabled, terminate their provider contracts, get recruited by a competing independent physician association or medical group, or otherwise become unable or unwilling to continue practicing medicine or continue working with us. As a result, members who have been served by such physicians could choose to enroll with competitors’ physician organizations or could seek medical care elsewhere, which could reduce our revenues and profits. Moreover, we may not be able to attract new physicians to replace the services of terminating physicians or to service our growing membership.

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

If our labor costs increase, we may not be able to raise rates to offset these increased costs. Because a significant percentage of our revenue consists of fixed, prospective payments, our ability to pass along increased labor costs is limited. In particular, if labor costs rise at an annual rate greater than our net annual consumer price index basket update from Medicare, our results of operations and cash flows will likely be adversely affected. In 2021, we experienced labor shortages and other labor-related issues, which were pronounced as a result of the COVID-19 pandemic, and a sustained labor shortage or increased turnover rates within our employee base could lead to increased labor costs. See “Labor shortages and constraints in the supply chain could adversely affect our results of operations.” In addition, any union activity at our medical centers that may occur in the future could contribute to increased labor costs. Certain proposed changes in federal labor laws and the National Labor Relations Board’s modification of its election procedures could increase the likelihood of employee unionization attempts. Although none of our employees are currently represented by a collective bargaining agreement, to the extent a significant portion of our employee base unionizes, it is possible our labor costs could increase materially. Our failure to recruit and retain qualified management and medical personnel, or to control our labor costs, could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

We also integrate our internally developed applications and use third-party software to support our technology infrastructure. Some of this software is proprietary and some is open source software. If we combine our proprietary software with open-source software in certain ways, we may be required, under the terms of the applicable open-source licenses, to make our proprietary source code available to third parties. Additionally, the terms of open-source licenses have not been extensively interpreted by U.S. or international courts so there is a risk that open-source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on us or our proprietary software. These technologies may not be available to us in the future on commercially reasonable terms, or at all, and could be difficult to replace once integrated into our own internally developed applications. Most of these licenses can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. Our inability to obtain, maintain or comply with any of these licenses could delay development until equivalent technology can be identified, licensed and integrated, which would harm our business, financial condition and results of operations.

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

Our level of indebtedness may place us at a competitive disadvantage to our competitors that are not as highly leveraged. A substantial portion of our indebtedness, including the indebtedness under the Credit Agreement, is floating rate debt. As a result, fluctuations in interest rates can increase borrowing costs. Increases in interest rates may directly impact the amount of interest we are required to pay and reduce earnings accordingly. In addition, developments in tax policy, such as the disallowance of tax deductions for interest paid on outstanding indebtedness, could have an adverse effect on our liquidity and our business, financial conditions and results of operations.

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

The Credit Agreement and the Indenture governing the Senior Notes (the "Indenture") contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including restrictions on our ability to:

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

Any future credit facilities or debt instruments we may issue will likely contain similar, or potentially more expansive, events of default as compared to those set forth in the terms of the Credit Agreement and the Indenture, including those breaches or defaults with respect to any of our other outstanding debt instruments. All borrowings under the Credit Agreement, including borrowings under the Revolving Credit Facility, are secured by a first priority pledge of and security interests in substantially all of our assets, and any indebtedness we incur in the future may also be so secured.

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

•incur or guarantee certain indebtedness;

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

Any future credit facilities or debt instruments we may issue will likely contain similar, or potentially more expansive, events of default as compared to those set forth in the terms of the Credit Agreement and the Indenture, including those breaches or defaults with respect to any of our other outstanding debt instruments.

Despite our substantial indebtedness, we are still able to incur significant additional amounts of debt.

We may be able to incur substantial additional indebtedness in the future. The Credit Agreement and the Indenture contain restrictions on the incurrence of additional indebtedness. However, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. Accordingly, we may be able to incur substantial additional indebtedness in the future.

If new debt is added to our existing debt levels, the related risks that we now face would increase. In addition, the Credit Agreement and the Indenture will not prevent us from incurring obligations that do not constitute indebtedness under those agreements, such as certain obligations to trade creditors.

Risks Related to Being a Public Company

The requirements of being a public company may strain our resources, result in more litigation and divert management's attention, which could make it difficult to manage our business.

Since becoming a public company, we have and will continue to incur legal, accounting and other expenses that we did not previously incur. We are subject to the reporting requirements of the Exchange Act, and the Sarbanes-Oxley Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert our management’s attention from implementing our growth strategy, which could prevent us from improving our business, financial condition and results of operations. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations may make it more expensive for us to obtain director and officer liability insurance and, in the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage, which could make it more difficult for us to attract and retain qualified members of our board of directors. These additional obligations could have a material adverse effect on our business, financial condition and results of operations.

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

Our independent registered public accountants identified a material weakness in our internal control over financial reporting related to the restatement described elsewhere in the 2021 Form 10-K. In addition, our independent registered public accountants have previously identified a number of material weaknesses in our internal controls over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses are as follows:

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

•Furthermore, we did not have a sufficient complement of personnel with an appropriate level of knowledge, experience, and oversight commensurate with its financial reporting requirements to ensure proper selection and application of U.S. generally accepted accounting principles (“GAAP”).

In the course of finalizing the audit of our financial statements for the year ended December 31, 2021, we with our independent auditors identified a misapplication of GAAP that resulted in a restatement. The restatement results from the Company’s correction of its accounting for Medicare Risk Adjustment (“MRA”) revenue within Medicare Advantage contracts. The correction changes the timing of the revenue recognition for the MRA revenue, which results in recognizing such revenue when the Company is entitled to receive such revenue upon satisfaction of performance obligations in accordance with the requirements of ASC 606, Revenue from Contracts with Customers (“ASC 606”). The correction in the timing of revenue recognition under ASC 606 resulted in adjustments to capitated revenue, direct patient expense, accounts receivable, net of unpaid service provider costs, and accounts payable and accrued expenses. The Company evaluated the adjustments to the MRA revenue recorded during 2021, 2020 and 2019, and, after assessing the materiality of such adjustments, is restating its financial statements for each of the quarterly periods ended March 31, 2021, June 30, 2021 and September 30, 2021 in the 2021 Form 10-K for the year ended December 31, 2021 (collectively, the “Prior Quarterly Financial Statements”). The previously issued 2020 and 2019 audited consolidated financial statements were revised because correcting the accumulated errors in 2021 could have resulted in a material misstatement of the 2021 financial statements. The Company further concluded that the impact of the accounting adjustments on the Company’s unaudited condensed consolidated financial statements for each of the quarterly periods ended March 31, 2020, June 30, 2020 and September 30, 2020, were not material to those financial statements.

We are actively engaged in the implementation of existing remediation plans to address existing, and the newly identified, material weaknesses. These plans include implementation of enhanced documentation of policies and procedures, along with the allocation of resources dedicated to training and monitoring these policies and procedures, and recruiting personnel with appropriate levels of skills commensurate with their roles.

See Item 9A., “Controls and Procedures,” in this Annual Report on Form 10-K for additional information regarding the identified material weaknesses and our actions to date to remediate the material weaknesses. The implementation of procedures to remediate the material weaknesses is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. We cannot be certain that these measures will successfully remediate the material weaknesses or that other material weaknesses and control deficiencies will not be discovered in the future. If our efforts are not successful or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately on a timely basis or help prevent fraud, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the market price of our securities to decline

While our management believes we have made progress toward remediating the underlying causes of the material weaknesses, the implementation of these procedures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. We cannot be certain that these measures will successfully remediate the material weaknesses or that other material weaknesses and control deficiencies will not be discovered in the future. If our efforts are not successful or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately on a timely basis or help prevent fraud, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the market price of our securities to decline.

The Restatement of the Prior Quarterly Financial Statements may affect investor confidence and raise reputational issues and may subject us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings.

As discussed in the Explanatory Note above, we reached a determination to restate our unaudited consolidated financial statements and related disclosures for the periods disclosed in those notes after it was determined under Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” a portion of the MRA revenue should not be included until future periods. As a result, the Company corrected the timing of revenue recognition, which resulted in adjustments to capitated revenue, direct patient expense, accounts receivable, net of unpaid service provider costs, and accounts payable and accrued expenses. The Company evaluated the adjustments to the MRA revenue recorded during 2021, 2020 and 2019, and, after assessing the materiality of such adjustments under ASC 606, is restating its financial statements for each of the quarterly periods ended March 31, 2021, June 30, 2021 and September 30, 2021 in the 2021 Form 10-K for the year ended December 31, 2021 (collectively, the “Prior Quarterly Financial Statements”).

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

We will be required by Section 404 of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting in our next year's annual report. The process of designing and implementing internal controls over financial reporting required to comply with this requirement will be time-consuming, costly and complicated. If during the evaluation and testing process we identify one or more material weaknesses in our internal controls over financial reporting or determine that existing material weaknesses have not been remediated, our management will be unable to assert that our internal controls over financial reporting is effective. See “Our independent registered public accountants have identified a number of material weaknesses in our internal controls over financial reporting. If we are unable to remediate the material weaknesses, or if other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner.” In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

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

We no longer qualify as an emerging growth company after December 31, 2021, and as a result, we will have to comply with increased disclosure and compliance requirements.

We no longer qualify as an emerging growth company but instead are deemed a large accelerated filer as of December 31, 2021. As a large accelerated filer, we are subject to certain disclosure and compliance requirements that apply to other public companies which did not previously apply to us while our status was as an emerging growth company.

We expect that the loss of emerging growth company status and compliance with the additional requirements of being a large accelerated filer will increase our legal and financial compliance costs and could cause management and other personnel to divert attention from operational and other business matters to devote substantial time to public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our Class A common stock is listed, the SEC, or other regulatory authorities, which would require additional financial and management resources.

Our operating results and stock price may be volatile.

Our operating results are likely to fluctuate in the future. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our securities to wide price fluctuations regardless of our operating performance. Our operating results and the trading price of our securities may fluctuate in response to various factors, including:

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

Our Certificate of Incorporation authorizes us to issue one or more series of preferred stock. Our Board has the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our shareholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our Class A common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our Class A common stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our Class A common stock.

Risks Related to Our Organizational Structure

InTandem has significant influence over us and its interests may conflict with ours or yours.

For so long as the investment entities affiliated with InTandem(the “Lead Investor”) continue to own a significant percentage of our stock, the Lead Investor will be able to significantly influence the composition of our Board and the approval of actions requiring shareholder approval. Accordingly, for such period of time, the Lead Investor will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amending our Certificate of Incorporation and Bylaws. In particular, for so long as the Lead Investor continues to own a significant percentage of our stock, the Lead Investor will be able to cause or prevent a change of control of us or a change in the composition of our Board and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of securities as part of a sale of us and ultimately might affect the market price of our securities.

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

Pursuant to the Tax Receivable Agreement, we generally will be required to pay each person from time to time that becomes a “TRA Party” under the Tax Receivable Agreement, 85% of the tax savings, if any, that we are deemed to realize in certain circumstances as a result of certain tax attributes that existed following the Business Combination and that are created thereafter, including as a result of payments made under the Tax Receivable Agreement, and to the extent payments are made to Seller and to each other person that becomes a “TRA Party” to the agreement, we generally will be required to pay to the Sponsor, and to each other person from time to time that becomes a “Sponsor Party” under the Tax Receivable Agreement, such, Sponsor Party’s proportionate share of an amount equal to such payments multiplied by a fraction with the numerator 0.15 and the denominator 0.85, and those payments may be substantial. As a result of the payments to the TRA Party and Sponsor Party we generally will be required to pay an amount equal to but not in excess of the tax benefit realized from the tax attributes subject to the Tax Receivable Agreement.

We entered into the Tax Receivable Agreement, which generally provides for the payment by us to PCIH, and to each other person from time to time that becomes a “TRA Party” under the Tax Receivable Agreement, of 85% of the tax savings, if any, that we are deemed to realize in certain circumstances as a result of certain tax attributes that existed following the Business Combination and that are created thereafter, including as a result of payments made under the Tax Receivable Agreement. To the extent payments are made pursuant to the Tax Receivable Agreement, we generally will be required to pay to Jaws Sponsor LLC (the "Sponsor"), and to each other person from time to time that becomes a “Sponsor Party” under the Tax Receivable Agreement such Sponsor Party’s proportionate share of, an amount equal to such payments multiplied by a fraction with the numerator 0.15 and the denominator 0.85. The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired unless we exercise our right to terminate the Tax Receivable Agreement for an amount representing the present value of anticipated future tax benefits under the Tax Receivable Agreement or certain other acceleration events occur.

The Tax Receivable Agreement liability is determined and recorded under Accounting Standards Codification ("ASC") 450 "Liabilities," contingent liability; therefore, we are required to evaluate whether the liability is both probable and the amount can be estimated. Since the Tax Receivable Agreement liability is payable upon cash tax savings and we have determined that positive future taxable income is not probable based on the Cano Health, Inc’s historical loss position and other factors that make it difficult to rely on forecasts, we have not recorded the Tax Receivable Agreement liability as of December 31, 2021. We will evaluate this on a quarterly basis which may result in an adjustment in the future. If the Seller were to exchange their PCIH equity interests for our securities, we would recognize a liability for the total amount owed to PCIH equity interests. These payments are our obligation and not those of PCIH. The actual increase in our allocable share of PCIH’s tax basis in its assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the market price of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of the recognition of our income. While many of the factors that will determine the amount of payments that we will make under the Tax Receivable Agreement are outside of our control, we expect that the payments we will make under the Tax Receivable Agreement will be substantial and could have a material adverse effect on our financial condition. Any payments made by us under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid; however, nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement, as further described below. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make it a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the Tax Receivable Agreement.

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

These estimates and assumptions are also subject to various factors beyond our control, including, for example, changes in demand of our services, increased costs in our care management model. increased labor costs, changes in the regulatory environment, the adoption of future legislation, particularly with respect to Medicare, changes in regulations, the impact of global health crises (including the COVID-19 pandemic and COVID-19 variants) and changes in our executive team. There can be no assurance that the prospective results will be realized or that actual results will not be significantly higher or lower than estimated. Notably, our financial projections reflect assumptions regarding contracts with health plans, as well as indications of interest from, potential members, acquisition targets and strategic partners who may withdraw at any time. Accordingly, our future financial condition and results of operations may differ materially from our projections. Our failure to achieve our projected results could also harm the trading price of our securities and our financial position.

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

General Risk Factors

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

Our Certificate of Incorporation and Bylaws and the Delaware General Corporation Law (the “DGCL”) contain provisions that could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our shareholders. Among other things, these provisions:

•allow us to authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without shareholder approval, and which may include super majority voting, special approval, dividend, or other rights or preferences superior to the rights of shareholders;

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

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

Our principal executive offices are located at 9725 NW 117th Avenue, Miami, Florida 33178, where we occupy a facility totaling approximately 105,450 square feet. We use this facility for administration, sales and marketing, technology and development and professional services. As of December 31, 2021, we leased approximately 1,237,702 square feet relating to 211 medical centers located in Florida, Texas, Illinois, New Mexico, Nevada, California and Puerto Rico, including our corporate offices. We intend to procure additional space as we add team members and expand geographically. We believe that our medical centers are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.

Item 3.    Legal Proceedings

From time to time, we may be involved in litigation incidental to the conduct of our business that arise in the ordinary course of business. As of December 31, 2021, we do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 4.    Mine Safety Disclosures

None.

PART II. OTHER INFORMATION

Item 5. Market for Registrant's Common Equity, Related Stockholder Matter and Issuer Purchases of Equity Securities

Market information

Common Stock

Our common stock and warrants are publicly traded on The New York Stock Exchange under the symbols “CANO” and "CANO.WS" since June 4, 2021, respectively. Prior to the Business Combination on June 3, 2021, our units, common stock and warrants traded on The New York Stock Exchange under the symbols "JWS.U", "JWS" and "JWS WS", respectively.

On March 11, 2022, there were 42 registered holders of Class A common stock, 83 registered holders of Class B common stock and seven registered holders of our warrants. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder

Dividend Policy

The Company has not paid any cash dividends on shares of our Class A common stock. Any decision to declare and pay dividends in the future will be made at the sole discretion of the Board and will depend on, among other things, the Company’s results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Board may deem relevant.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on $100 invested on May 18, 2020, which was the closing date of Jaws' initial public offering, in our Class A common stock against the comparable cumulative total returns of the Standard & Poor’s 500 Stock Index and the Standard & Poor's 500 Health Care Index. All values assume an initial investment of $100. The stock price performance on the following graph represents past performance and is not necessarily indicative of possible future stock price performance.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under the Securities Act or the Exchange Act.

COMPARISON OF CUMULATIVE TOTAL RETURN
$175.00
$150.00
$125.00
$100.00
$75.00
05/18/20
12/31/20
03/31/21
06/30/21
09/30/21
12/31/21
Cano Health, Inc.
S&P Health
S&P 500 Index

Index	5/18/2020	12/31/2020	3/31/2021	6/30/2021	9/30/2021	12/31/2021
Cano Health, Inc	100.00	131.47	129.90	118.63	124.31	87.35
S&P Health	100.00	112.34	115.42	124.64	125.91	139.48
S&P 500 Index	100.00	127.16	127.16	161.35	145.83	161.35

Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On June 11, 2021, the Company issued 4,055,698 shares of Class A common stock as part of the consideration in connection with an acquisition. These shares were not registered under the Securities Act in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act.

On August 11, 2021, the Company issued 2,720,966 shares of Class A common stock to the escrow agent, on behalf of the seller, as part of the consideration in connection with an acquisition. These shares were not registered under the Securities Act in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act.

On August 12, 2021, the Company issued 122,449 shares of Class A common stock as part of the consideration in connection with an acquisition. These shares were not registered under the Securities Act in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act.

On September 30, 2021, the Company issued 234,132 shares of Class A common stock as part of the consideration in connection with an acquisition. These shares were not registered under the Securities Act in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act.

Recent Purchases of Equity Securities

During the year ended December 31, 2021, we did not repurchase any shares of our equity securities

Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is included in the section entitled Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K.

Item 6. [Reserved]

Not applicable.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations - December 31, 2021

Unless otherwise indicated or the context otherwise requires, references in this section to "the Company," "Cano Health,” “we,” “us,” “our,” and other similar terms refer, for periods prior to the completion of the Business Combination, to PCIH and its subsidiaries, and for periods upon or after the completion of the Business Combination, to the consolidated operations of Cano Health, Inc. and its subsidiaries, including PCIH and its subsidiaries. The following discussion and analysis is intended to help the reader understand our business, results of operations, financial condition, liquidity and capital resources. This discussion should be read in conjunction with our audited consolidated financial statements and related notes presented here in Part II, Item 8 included elsewhere in this Annual Report on Form 10-K, including Note 20 Restatement and Note 21 Revision in connection with the restatement described in the “Explanatory Note,” as well as Part I, “Cautionary Note Regarding Forward-Looking Statements” and Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K as well as PCIH's audited financial statements and the accompanying notes as well as “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Cano Health” included in our Form S-4/A filed with the Securities and Exchange Commission on March 15, 2021.

The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the sections entitled "Forward-Looking Statements" and Part I, Item 1A, “Risk Factors.”

Overview

Restatement and Revision of Previously Issued Consolidated Financial Information

In this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have restated our previously issued unaudited condensed consolidated statements of operations for the three months ended March 31, 2021, for the three and six months ended June 30, 2021 and for the three and nine months ended September 30, 2021; and condensed consolidated statements of cash flows for the three months ended March 30, 2021, for the six months ended June 30, 2021 and for the nine months ended September 30, 2021 (the “Prior Quarterly Financial Statements”), to reflect the restatement more fully described in Note 20 Restatement to the audited consolidated financial statements included in Part II, Item 8 to this Annual Report on Form 10-K. In addition, in connection with the restatement, we corrected, through a revision, our previously issued audited financial statements as of and for the fiscal years ended December 31, 2019 and December 31, 2020 in Note 21 Revision. Within this Item 7, we revised our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2020, the three and six months ended June 30, 2020, and the three and nine months ended September 30, 2020.

The financial information that has been previously filed or otherwise reported for the Prior Quarterly Financial Statements is superseded by the information in this Annual Report on Form 10-K. See Note 20 Restatement in the notes to the audited consolidated financial statements included in Part II, Item 8 to this Annual Report on Form 10-K for additional information on the restatement and the related financial statement impact.

Description of Cano Health

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

From December 31, 2017 to December 31, 2021, we have expanded our services beyond Florida to an additional seven new states and Puerto Rico, while growing membership from 13,685 members to 227,005 members. See “Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Performance Metrics” for how we define our members and medical centers. Today, we are one of the largest and most sophisticated independent primary care platforms in the U.S., but still maintain significant growth runway. We have sought to address the fundamental problems with traditional healthcare payment models by leveraging our technology solutions and proven business model to align incentives among patients, payors and providers:

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

•Payors: Payors want three things: high-quality care, membership growth and effective medical cost management. We have a multi-year and multi-geography track record of delivering on all three. Our proven track record of high-quality ratings increases the premiums paid by the Centers for Medicare & Medicaid ("CMS") to health plans, increases our quality primary-care-driven membership growth, and increases our scaled, highly professional value-based provider group that delivers quality care.

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

We predominantly enter into capitated contracts with the nation’s largest health plans to provide holistic, comprehensive healthcare. We predominantly recognize recurring per-member-per-month ("PMPM") capitated revenue, which, in the case of health plans, is a pre-negotiated percentage of the premium that the health plan receives from the CMS. We also provide practice management and administrative support services to independent physicians and group practices that we do not own through our managed services organization relationships, which we refer to as our affiliate relationships. Our contracted recurring revenue model offers us highly predictable revenue and rewards us for providing high-quality care rather than driving a high volume of services. In this capitated arrangement, our goals are well-aligned with payors and patients alike — the more we improve health outcomes, the more profitable we will be over time.

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

As of December 31, 2021, we employed approximately 400 providers (physicians, nurse practitioners, physician assistants) across our 130 owned medical centers, maintained affiliate relationships with over 1,000 physicians and approximately 750 clinical support employees focused on supporting physicians in enabling patient care and experience. For the years ended December 31, 2019, 2020 and 2021, our total revenue was $361.4 million, $831.6 million and $1.6 billion, respectively. Our net loss for the same periods was $19.8 million, $71.1 million and $116.7 million, respectively.

Key Factors Affecting Our Performance

Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to:

Build Long-Term Relationships with our Existing Members
We focus on member satisfaction in order to build long-term relationships. Our members enjoy highly personalized value-based care and their visits to our medical centers cover primary care and ancillary programs such as pharmacy and dental services, in addition to wellness and social services, which lead to healthier and happier members. By integrating member engagement and the Cano Life wellness program within the CanoPanorama platform, we also help foster long-term relationships with members. Resulting word-of-mouth referrals contribute to our high organic growth rates. Patient satisfaction can also be measured by a provider’s Net Promoter Score ("NPS"), which measures the loyalty of customers to a company. We believe our high NPS speaks to our ability to deliver high-quality care with superior member satisfaction.

Add New Members in Existing Centers
Our ability to add new members organically is a key driver of our growth. We have a large embedded growth opportunity within our existing medical center base. In medical centers that are approaching full capacity, we are able to augment our footprint by expanding our existing medical centers, opening de novo centers or acquiring centers that are more convenient for our members. We also believe that even after COVID-19 subsides, we will continue to conduct some visits by telemedicine based on member preference and clinical need, which in turn could increase the average capacity of our medical centers. Additionally, as we add members to our existing medical centers, we expect these members to contribute significant incremental economics as we leverage our fixed cost base at each medical center.

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

Expand our Medical Center Base within Existing and New Geographies
We have successfully entered seven new states and Puerto Rico since 2017 and were operating in Florida, Texas, Nevada, New Jersey, New York, New Mexico, Illinois, California and Puerto Rico as of December 31, 2021. When entering a new market, we tailor our entry strategy to the characteristics of the specific market and provide a customized solution to meet that market’s needs. When choosing a market to enter, we look at various factors including (i) Medicare population density, (ii) underserved demographics, (iii) existing payor relationships and (iv) specialist and hospital access/capacity. We typically choose a location that is highly visible and accessible and work to enhance brand development pre-entry. Our flexible medical center design allows us to adjust to local market needs by building medical centers that range from approximately 5,000 to 20,000 square feet that may include ancillary services such as pharmacies and dental services. We seek to grow member engagement through targeted multi-channel marketing, community outreach and use of mobile clinics to expand our reach. When entering a new market, based on its characteristics and economics, we decide whether to buy existing medical centers, build de novo medical centers or to help manage members’ health care via affiliate relationships. This highly flexible model enables us to choose the right solution for each market.

When building or buying a medical center is the right solution, we lease the medical center and employ physicians. In our medical centers, we receive per-member-per-month capitated revenue, which, in the case of health plans, is a pre-negotiated percentage of the premium that the health plan receives from CMS.

Alternatively, our affiliate relationships allow us to partner with independent physicians and group practices that we do not own and to provide them access to components of our population health management platform. As of December 31, 2021, we provided services to over 1,000 providers. As in the case of our owned medical centers, we receive per-member-per-month capitated revenue and a pre-negotiated percentage of the premium that the health plan receives from CMS. We pay the affiliate a primary care fee and a portion of the surplus of premium in excess of third-party medical costs. The surplus portion paid to affiliates is recorded as direct patient expense. This approach is extremely capital efficient as the costs of managing affiliates are minimal. Further, the affiliate model is an important growth avenue as it serves as a feeder into our acquisition pipeline, enabling us to evaluate and target affiliated practices for acquisition based on our operational experience with them.

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

Significant Acquisitions
We seek to supplement our organic growth through our highly accretive acquisition strategy. We have a successful acquisition and integration track record. We have established a rigorous data-driven approach and the necessary infrastructure to identify, acquire and quickly integrate targets.

The acquisitions have all been accounted for in accordance with ASC 805, "Business Combinations", and the operations of the acquired entities are included in our historical results for the periods following the closing of the acquisition. See Note 3, “Business Acquisitions” in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The most significant of these acquisitions impacting the comparability of our operating results were:

•Primary Care Physicians and related entities. On January 2, 2020, we acquired Primary Care Physicians and related entities (collectively, "Primary Care Physicians") for total consideration of $60.2 million, consisting of $53.6 million in cash, $4.0 million of Class A-4 Units of PCIH and $2.6 million in other closing payments. Primary Care Physicians is comprised of eleven primary care centers and a managed services organization serving populations in the Broward County region of South Florida.

•HP Enterprises II, LLC and related entities. On June 1, 2020, we acquired HP Enterprises II, LLC and related entities (collectively, "HP" or "Healthy Partners") for total consideration of $195.4 million, consisting of $149.3 million in cash, $30.0 million of Class A-4 Units of PCIH and $16.1 million in deferred payments. Healthy Partners is comprised of sixteen primary care centers and a management services organization serving populations across Florida, including the Miami-Dade, Broward, Palm Beach, Treasure Coast and Central Florida areas.

•University Health Care and its affiliates. On June 11, 2021, we acquired University Health Care and its affiliates (collectively, "University") for total consideration of $607.9 million, consisting of $538.3 million in cash, $60.0 million of Class A common stock and $9.6 million in contingent consideration from acquisition add-ons based on additional acquired entities. University is comprised of thirteen primary care centers, a managed services organization and a pharmacy serving populations throughout various locations in South Florida.

•Doctor’s Medical Center, LLC and its affiliates. On July 2, 2021, the Company acquired Doctor's Medical Center, LLC and its affiliates ("DMC"). The purchase price totaled $300.7 million, which was paid in cash. DMC is comprised of fourteen primary care centers serving populations across Florida. In conjunction with the primary care centers, DMC also provides Management Services Organization ("MSO") services to affiliated medical centers, and operates a pharmacy.

Member Acuity and Quality Metrics

Medicare pays capitation using a risk-adjusted model, which compensates payors based on the health status, or acuity, of each individual member. Payors with higher acuity members receive a higher payment and those with lower acuity members receive a lower payment. Moreover, some of our capitated revenues also include adjustments for performance incentives or penalties based on the achievement of certain clinical quality metrics as contracted with payors. Our capitated revenues are recognized based on member acuity and quality metrics and may be adjusted to reflect actual member acuity and quality metrics.

Seasonality to Our Business

Our operational and financial results experience some variability depending upon the time of year in which they are measured. This variability is most notable in the following areas:

Capitated Revenue Per Member

Excluding the impact of large scale shifts in membership demographics or acuity, our Medicare Advantage capitated revenue per member per month ("PMPM”) will generally decline over the course of the year. As the year progresses, Medicare Advantage PMPM typically declines as new members join us with less complete or accurate documentation in the previous year (and therefore lower current year MRA).

Medical Costs

Medical costs vary seasonally depending on a number of factors. Typically, we experience higher utilization levels during the first quarter of the year due to influenza and other seasonal illnesses. Medical costs also depend upon the number of business days in a period. Shorter periods will typically have lesser medical costs due to fewer business days. Business days can also create year-over-year comparability issues if one year has a different number of business days compared to another. Additionally, we generally accrue stop loss reimbursements from September through December (as patients reach stop loss thresholds) which can result in reduced medical expenses during the third and fourth quarter due to recoveries.

Organic Member Growth
We experience organic member growth throughout the year as existing Medicare Advantage plan members choose our providers and during special enrollment periods when certain eligible individuals can enroll in Medicare Advantage plans midyear. We experience some seasonality with respect to organic enrollment, which is generally higher during the fourth and first quarter, driven by Medicare Advantage plan advertising and marketing campaigns and plan enrollment selections made during the annual open enrollment period. We also grow through serving new and existing traditional Medicare, Affordable Care Act (ACA), Medicaid, and Commercial patients.

Key Performance Metrics

In addition to our GAAP and non-GAAP financial information, we review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.

	December 31, 2021	December 31, 2020	December 31, 2019
Membership	227,005	105,707	41,518
Medical centers	130	71	35

Members

Members represent those Medicare, Medicaid, and Affordable Care Act ("ACA"), and commercially insured patients for whom we receive a fixed per-member-per-month fee under capitation arrangements as of the end of a particular period.

Owned Medical Centers

We define our medical centers as those primary care medical centers open for business and attending to members at the end of a particular period in which we own the medical operations and the physicians are our employees.

Impact of COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic. The outbreak of COVID-19 caused severe disruptions in the global economy. These disruptions have adversely impacted businesses including in the states in which we operate. The U.S. Food and Drug Administration has approved the use of two COVID-19 vaccines and has issued emergency use authorizations for additional vaccines for the prevention of COVID-19. The availability of these vaccines has resulted in a significant portion of the U.S. population being vaccinated and prompted many state and local governments in the U.S. to lift most COVID-19 restrictions. However, certain restrictions have been reimposed in recent months as a result of the recent resurgence in COVID-19 due to multiple variants of the virus. This resurgence, as well as any future variants of the coronavirus entering the U.S., could prompt a return to tighter restrictions in certain areas of the country. While we continue to navigate the crisis and monitor the impact of the pandemic on our business, the fluidity of the situation precludes us at this time from making any predictions as to the ultimate impact COVID-19 may have on our future financial condition, results of operations and cash flows.

In response to the COVID-19 pandemic, our centers remained open for urgent visits and necessary procedures and we augmented our Cano@Home program, 24/7 urgency line and pharmacy home delivery to enable members to access needed care and support in the home. We successfully pivoted to a telemedicine offering for routine care in order to protect and better serve our patients, staff and community. As COVID-19 cases grew nationally, we took immediate action and deployed a specific COVID-19 focused module under CanoPanorama that allowed our staff to screen patients for COVID-19 and related complications, as well as refer them to a specialized team that is dedicated to helping COVID-19 patients. The pandemic did not have a material impact on our results of operations, cash flows and financial position as of, and for the year ended December 31, 2021. This is primarily attributable to the relatively fixed nature of our capitated revenue arrangements. Over 95% of our total gross revenues are recurring, consisting of fixed monthly per-member-per-month capitation payments we receive from healthcare providers. Additionally, during this time, we completed and integrated several acquisitions and expanded to new locations which had a positive impact on our revenues. Due to our recurring contracted revenue model, we experienced minimal impact to our revenue during 2020 and 2021.

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

The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, future results of operations and financial condition will depend on future factors that are highly uncertain and cannot be accurately predicted. These factors include, but are not limited to, new information that may emerge concerning COVID-19, the scope and duration of business closures and restrictions, government-imposed or recommended suspensions of elective procedures, and expenses required for supplies and personal protective equipment. Additionally, the impact of any new COVID-19 variants cannot be predicted at this time, and could depend on numerous factors, including vaccination and booster rates among the population, the effectiveness of the COVID-19 vaccines against the variants, and the response by the governmental bodies and regulators. Due to these and other uncertainties, we cannot estimate the length or severity of the impact of the pandemic on our business. Additionally, because of our business model, the full impact of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial condition until future periods. We will continue to closely evaluate and monitor the nature and extent of these potential impacts to our business, results of operations and liquidity. However, based on our experience, we expect the overall negative impact from COVID-19 on our business will be immaterial. In addition, we expect to offer more telemedicine and mobile solutions which will create additional touchpoints to timely capture member medical data, which in turn provide actionable insights to empower better care decisions via our CanoPanorama system.

For additional information on the various risks posed by the COVID-19 pandemic, please see the section entitled "Risk Factors" included in this Annual Report on Form 10-K.

Key Components of Results of Operations
Revenue
Capitated revenue. Our capitated revenue is derived from medical services provided at our medical centers or affiliated practices under capitation arrangements made directly with various health plans or CMS. Capitated revenue consists of a per member per month ("PMPM") amount paid for the delivery of healthcare services, and our rates are determined as a percent of the premium that the health plans receive from the CMS for our at-risk members. Those premiums are based upon the cost of care in a local market and the average utilization of services by the members enrolled. Medicare pays capitation using a “risk adjustment model,” which compensates providers based on the health status (acuity) of each individual patient. Groups with higher acuity patients receive more, and those with lower acuity patients receive less. Under the risk adjustment model, capitated premium is paid based on the acuity of members enrolled for the preceding year and subsequently adjusted once current year data is compiled. The amount of capitated revenue may be affected by certain factors outlined in the agreements with the health plans, such as administrative fees paid to the health plans and risk adjustments to premiums.

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
Other revenue includes pharmacy and ancillary fees earned under contracts with certain care organizations for the provision of care coordination and other services. With respect to our pharmacies, we contract with an administrative services organization to collect and remit payments on our behalf from the sale of prescriptions and medications. We have pharmacies at some of our medical centers, where patients may fill prescriptions and retrieve their medications. Patients also have the option to fill their prescriptions with a third-party pharmacy of their choice.

Operating Expenses

Third-party medical costs. Third-party medical costs primarily consist of all medical expenses incurred by the health plans or CMS (contractually on behalf of Cano Health) including costs for inpatient and hospital care, specialists, and certain pharmacy purchases, net of rebates and other recoveries. Provider costs are accrued based on the date of service to members, based in part on estimates, including an accrual for medical services incurred but not reported (“IBNR”). Liabilities for IBNR are estimated and adjusted for current experience. These estimates are continually reviewed and updated, and we retain the services of an independent actuary to review IBNR on a quarterly basis. We expect our third-party medical costs to increase given the healthcare spending trends within the Medicare population, which is also consistent with what we receive under our payor contracts.

Direct patient expense. Direct patient expense primarily consists of costs incurred in the treatment of our patients, at our medical centers and affiliated practices, including the compensation related to medical service providers and clinical support staff, medical supplies, purchased medical services, drug costs for pharmacy sales, and payments to affiliated providers.

Selling, general, and administrative expenses. Selling, general, and administrative expenses include employee-related expenses, including salaries and benefits, technology infrastructure, operations, clinical and quality support, finance, legal, human resources, and corporate development departments. In addition, selling, general, and administrative expenses include all corporate technology and occupancy costs. Our selling, general, and administrative expenses increased in 2021 following the closing of the Business Combination, and we expect our selling, general, and administrative expenses to continue to increase over time due to the additional legal, accounting, insurance, investor relations and other costs that we incur as a public company, as well as other costs associated with continuing to grow our business. However, we anticipate that these expenses will decrease as a percentage of revenue over the long term, although they may fluctuate as a percentage of revenue from period to period due to the timing and amount of these expenses. For purposes of determining center-level economics, we allocate a portion of our selling, general, and administrative expenses to our medical centers and affiliated practices. The relative allocation of these expenses to each center depends upon a number of metrics, including (i) the number of centers open during a given period of time; (ii) the number of clinicians at each center at a given period of time; or (iii) if determinable, the center where the expense was incurred.
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
Interest income. Interest income primarily consists of interest earned through a loan agreement with an affiliated company.
Loss on extinguishment of debt. Loss on extinguishment of debt primarily consists of unamortized debt issuance costs related to Term Loan 2 in connection with our financing arrangements.
Change in fair value of embedded derivative. Change in fair value of embedded derivative consists primarily of changes to an embedded derivative identified in our previously existing debt agreement. The embedded derivative was revalued at each reporting period.
Change in fair value of warrant liabilities. Change in fair value of warrant liabilities consists primarily of changes to the public warrants and private placement warrants assumed upon the consummation of the Business Combination. The liabilities are revalued at each reporting period.
Other expenses. Other expenses consist of legal settlement fees.

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Years Ended December 31,
($ in thousands)	2021	2020 (as Revised)	2019 (as Revised)
Revenue:
Capitated revenue	$1,529,120	$796,373	$340,901
Fee-for-service and other revenue	80,249	35,203	20,483
Total revenue	1,609,369	831,576	361,384
Operating expenses:
Third-party medical costs	1,231,047	564,987	242,572
Direct patient expense	179,353	101,358	42,100
Selling, general, and administrative expenses	252,133	103,962	59,148
Depreciation and amortization expense	49,441	18,499	6,822
Transaction costs and other	44,262	42,945	17,583
Change in fair value of contingent consideration	(11,680)	65	2,845
Total operating expenses	1,744,556	831,816	371,070
Loss from operations	(135,187)	(240)	(9,686)
Other income and expense:
Interest expense	(51,291)	(34,002)	(10,163)
Interest income	4	320	319
Loss on extinguishment of debt	(13,115)	(23,277)	—
Change in fair value of embedded derivative	—	(12,764)	—
Change in fair value of warrant liabilities	82,914	—	—
Other expenses	(48)	(450)	(250)
Total other income (expense)	18,464	(70,173)	(10,094)
Net loss before income tax expenses	(116,723)	(70,413)	(19,780)
Income tax expense	14	651	—
Net loss	(116,737)	(71,064)	$(19,780)
Net loss attributable to non-controlling interests	(98,717)	—	—
Net loss attributable to Class A common stockholders	$(18,020)	$—	$—

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated:

	Years Ended December 31,
(% of revenue)	2021	2020 (as Revised)	2019 (as Revised)
Revenue:
Capitated revenue	95.0%	95.8%	94.3%
Fee-for-service and other revenue	5.0%	4.2%	5.7%
Total revenue	100.0%	100.0%	100.0%
Operating expenses:
Third-party medical costs	76.5%	67.9%	67.1%
Direct patient expense	11.1%	12.2%	11.6%
Selling, general, and administrative expenses	15.7%	12.5%	16.4%
Depreciation and amortization expense	3.1%	2.2%	1.9%
Transaction costs and other	2.8%	5.2%	4.9%
Change in fair value of contingent consideration	(0.7)%	0.0%	0.8%
Total operating expenses	108.5%	100.0%	102.7%
Loss from operations	(8.5)%	0.0%	(2.7)%
Other income and expense:
Interest expense	(3.2)%	(4.1)%	(2.8)%
Interest income	0.0%	0.0%	0.1%
Loss on extinguishment of debt	(0.8)%	(2.8)%	0.0%
Change in fair value of embedded derivative	0.0%	(1.5)%	0.0%
Change in fair value of warrant liabilities	5.2%	0.0%	0.0%
Other expenses	0.0%	(0.1)%	(0.1)%
Total other income (expense)	1.2%	(8.5)%	(2.8)%
Net loss before income tax expenses	(7.3)%	(8.5)%	(5.5)%
Income tax expense (benefit)	0.0%	0.1%	0.0%
Net loss	(7.3)%	(8.4)%	(5.5)%
Net loss attributable to non-controlling interests	(6.1)%	—%	—%
Net loss attributable to Class A common stockholders	(1.2)%	—%	—%

The following table sets forth the Company’s disaggregated revenue for the periods indicated:

	Years Ended December 31,
	2021		2020 (as Revised)		2019 (as Revised)
($ in thousands)	Revenue $	Revenue %	Revenue $	Revenue %	Revenue $	Revenue %
Capitated revenue
Medicare	$1,334,308	82.9%	$672,588	80.9%	$279,788	77.4%
Other capitated revenue	194,812	12.1%	123,785	14.9%	61,113	16.9%
Total capitated revenue	1,529,120	95.0%	796,373	95.8%	340,901	94.3%
Fee-for-service and other revenue
Fee-for-service	25,383	1.6%	9,504	1.1%	5,769	1.6%
Pharmacy	36,306	2.3%	23,079	2.8%	12,897	3.6%
Other	18,560	1.1%	2,620	0.3%	1,817	0.5%
Total fee-for-service and other revenue	80,249	5.0%	35,203	4.2%	20,483	5.7%

Total revenue	$1,609,369	100.0%	$831,576	100.0%	$361,384	100.0%

The following table sets forth the Company’s member and member month figures for the periods indicated:

	Years Ended December 31,
	2021	2020	% Change
Members:
Medicare Advantage	118,348	74,644	58.5%
Medicare DCE	7,651	—	100.0%
Medicaid	66,500	19,314	244.3%
ACA	34,506	11,749	193.7%
Total members	227,005	105,707	114.7%

Member months:
Medicare Advantage	1,167,848	708,505	64.8%
Medicare DCE	69,707	—	100.0%
Medicaid	518,335	193,849	167.4%
ACA	286,005	125,319	128.2%
Total member months	2,041,895	1,027,673	98.7%

Per Member Per Month ("PMPM"):		(as Revised)
Medicare Advantage	$1,066	$949	12.3%
Medicare DCE	$1,276	$—	100.0%
Medicaid	$355	$623	(43.0)%
ACA	$39	$24	62.5%
Total PMPM	$749	$775	(3.4)%

Owned medical centers	130	71

Comparison of the Years Ended December 31, 2021 and 2020
Revenue

	Years Ended December 31,
($ in thousands)	2021	2020 (as Revised)	$ Change	% Change
Revenue:
Capitated revenue	$1,529,120	$796,373	$732,746	92.0%
Fee-for-service and other revenue	80,249	35,203	45,046	128.0%
Total revenue	$1,609,369	$831,576	$777,792

Capitated revenue. Capitated revenue was $1.5 billion for the year ended December 31, 2021, an increase of $732.7 million, or 92.0%, compared to $796.4 million for the year ended December 31, 2020. The increase was primarily driven by a 98.7% increase in the total member months offset by a 3.4% decrease in total revenue per member per month. The increase in member months was due to an increase in the total number of members served at new and existing centers and our acquisitions, primarily Healthy Partners in June 2020, University in June 2021, and DMC in July 2021 which resulted in the addition of new members and new markets in Florida.

Fee-for-service and other revenue. Fee-for-service and other revenue was $80.2 million for the year ended December 31, 2021, an increase of $45.0 million, or 128.0%, compared to $35.2 million for the year ended December 31, 2020. The increase in fee-for-service revenue was primarily attributable to an increase in patients served across existing centers. We experienced a decrease in utilization of services due to the impact of COVID-19 in 2020, which contributed to lower fee-for service revenue in 2020. Further, other revenue increased in the fourth quarter of 2021 due to an August 2021 acquisition that generated ancillary fees earned under contracts with certain care organization for the provision of care coordination and other services. The increase in pharmacy revenue was driven by organic growth as we continued to increase the number of members served in our established pharmacies as well as the addition of a new pharmacy from our acquisition of University in June of 2021.

Operating Expenses

	Years Ended December 31,
($ in thousands)	2021	2020 (as Revised)	$ Change	% Change
Operating expenses:
Third-party medical costs	$1,231,047	$564,987	$666,060	117.9%
Direct patient expense	179,353	101,358	77,995	77.0%
Selling, general, and administrative expenses	252,133	103,962	148,171	142.5%
Depreciation and amortization expense	49,441	18,499	30,942	167.3%
Transaction costs and other	44,262	42,945	1,317	3.1%
Change in fair value of contingent consideration	(11,680)	65	(11,745)	N/A
Total operating expenses	$1,744,556	$831,816	$912,740

Third-party medical costs. Third-party medical costs were $1.2 billion for the year ended December 31, 2021, an increase of $666.1 million, or 117.9%, compared to $565.0 million for the year ended December 31, 2020. The increase was driven by a 98.7% increase in total member months, the addition of Direct Contracting Entity ("DCE") members with higher medical costs, and higher utilization of third-party medical services as utilization normalized in 2021 from lower levels in 2020 related to the COVID-19 pandemic.

Direct patient expense. Direct patient expense was $179.4 million for the year ended December 31, 2021, an increase of $78.0 million, or 77.0%, compared to $101.4 million for the year ended December 31, 2020. The increase was driven by increases in payroll and benefits of $35.9 million, pharmacy drugs of $10.3 million, medical supplies of $4.3 million and provider payments of $27.5 million.
Selling, general, and administrative expenses. Selling, general, and administrative expenses were $252.1 million for the year ended December 31, 2021, an increase of $148.2 million, or 142.5%, compared to $104.0 million for the year ended

December 31, 2020. The increase was driven by higher salaries and benefits of $55.9 million, stock-based compensation of $27.1 million, occupancy costs of $18.9 million, marketing expenses of $11.3 million, legal and professional services of $12.2 million, and other costs (which included information technology and insurance costs) of $22.4 million. These increases were incurred to support the continued growth of our business and expansion into other states.

Depreciation and amortization expense. Depreciation and amortization expense was $49.4 million for the year ended December 31, 2021, an increase of $30.9 million, or 167.3%, compared to $18.5 million for the year ended December 31, 2020. The increase was driven by purchases of new property and equipment to support the growth of our business during the period as well as the addition of several brand names, non-compete agreements, and payor relationships from our 2020 and 2021 acquisitions.
Transaction costs and other. Transaction costs and other were $44.3 million for the year ended December 31, 2021, an increase of $1.3 million, or 3.1%, compared to $42.9 million for the year ended December 31, 2020. The increase was due to slightly higher integration, legal, internal staff, and other professional fees incurred in 2021 compared to 2020.

Change in fair value of contingent consideration: We experienced a gain of $11.7 million related to the change in fair value of contingent consideration due to sellers in connection with our acquisitions for the year ended December 31, 2021, a change of $11.8 million, compared to a loss of $0.1 million for the year ended December 31, 2020.

Other Income (Expense)

	Years Ended December 31,
($ in thousands)	2021	2020 (as Revised)	$ Change	% Change
Other income and expense:
Interest expense	$(51,291)	$(34,002)	$(17,289)	50.8%
Interest income	4	320	(316)	(98.8)%
Loss on extinguishment of debt	(13,115)	(23,277)	10,162	(43.7)%
Change in fair value of embedded derivative	—	(12,764)	12,764	(100.0)%
Change in fair value of warrant liabilities	82,914	—	82,914	100.0%
Other expenses	(48)	(450)	402	(89.3)%
Total other income (expense)	$18,464	$(70,173)	$88,637

Interest expense. Interest expense was $51.3 million for the year ended December 31, 2021, an increase of $17.3 million, or 50.8%, compared to $34.0 million for the year ended December 31, 2020. The increase was primarily driven by interest incurred on our higher outstanding borrowings under the Revolving Credit Facility to fund acquisitions.

Loss on extinguishment of debt. Change in loss on extinguishment of debt was due to the Company recording a $13.1 million loss on extinguishment of debt for the year ended December 31, 2021 related to the partial extinguishment of an initial term loan ("Term Loan 3") in an original aggregate principal amount of $480.0 million following the closing of the Business Combination. The loss on extinguishment was related to unamortized debt issuance costs. The loss on extinguishment of debt for the year ended December 31, 2020 related to the refinancing of Term Loan 1 and Term Loan 2 with Term Loan 3 which was $23.3 million.

Change in fair value of the embedded derivative. Change in the fair value of the embedded derivative was $12.8 million for the year ended December 31, 2020 due to a change in the fair value of the embedded derivative related to our term loan agreement in 2020. The embedded derivative was settled with the refinancing in November of 2020.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities was $82.9 million for the year ended December 31, 2021 as a result of a change in the fair value of the public warrants and private placement warrants assumed in connection with the Business Combination.

Liquidity and Capital Resources

General
We have financed our operations principally through the Business Combination and debt and borrowings from financial institutions. As of December 31, 2021 and December 31, 2020, we had cash, cash equivalents and restricted cash of $163.2 million and $33.8 million, respectively. As of December 31, 2021, the Revolving Credit Facility had an available balance of $119.1 million. Our cash, cash equivalents and restricted cash primarily consist of highly liquid investments in money market funds and cash. Since our inception, we have generated significant operating losses from our operations, as reflected in our accumulated deficit of $78.8 million as of December 31, 2021 and negative cash flows from operations.

We expect to generate operating losses and minimal cash flows from operations for the foreseeable future due to the investments we intend to continue to make in acquisitions, expansion of operations, and due to additional selling, general, and administrative costs we expect to incur in connection with operating as a public company. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.

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

Since December 2020, we have completed the following financing activities:

•On June 3, 2021, the Business Combination with Jaws closed. In aggregate, the Company generated approximately $935.4 million in net cash proceeds after transaction costs and advisory fees paid and distributions to PCIH shareholders.

•On June 4, 2021, the Company utilized $400.0 million of the net proceeds from the Business Combination to pay off the Company’s debt under Term Loan 3 and the remainder of the net proceeds was held on the balance sheet for general corporate purposes.

See further discussion related to the Business Combination in Note 1, "Nature of Business and Operations" in our audited consolidated financial statements.

•In June 2021, we borrowed the remaining availability under our Delayed Draw Term Loan Facility of $175.0 million and entered into the Third Amendment and Incremental Facility Amendment to the Credit Agreement pursuant to which we borrowed $295.0 million and made certain other amendments to our Credit Agreement.

See further discussion of the Credit Agreement with Credit Suisse AG, Cayman Islands Branch, in Note 9, “Long-term debt”, under Term Loan 3, in our audited consolidated financial statements.

•On July 2, 2021, we entered into the Bridge Loan Agreement with certain lenders and Credit Suisse AG, Cayman Islands Branch, as administrative agent, pursuant to which the lenders provided a $250.0 million unsecured bridge term loan. We used the bridge term loan to acquire DMC.

•On September 30, 2021, we issued senior unsecured notes for a principal amount of $300.0 million (the "Senior Notes") in a private offering. Proceeds from the Senior Notes were used to repay in full the $250.0 million bridge term loan under the Bridge Loan Agreement. The Senior Notes bear interest at 6.25% per annum, payable semi-annually on April 1st and October 1st of each year, commencing April 1, 2022.

•Further, on September 30, 2021, the Credit Agreement was amended to increase the Term Loan 3 by an additional $100.0 million and to increase the Revolving Credit Facility by an additional $30.0 million, bringing the aggregate amount of commitments under the Revolving Credit Facility to $60.0 million.

•On December 10, 2021, Credit Agreement was further amended to increase the Revolving Credit Facility by an additional $60.0 million for an aggregate amount of commitments of $120.0 million.

In total through the Business Combination and debt financing activities we raised $2.1 billion in 2021. We used $657.9 million to pay down debt and invested $1.1 billion in acquisitions.

Upon the completion of the Business Combination, Cano Health, Inc. became a party to the Tax Receivable Agreement ("TRA"). Under the terms of that agreement, Cano Health, Inc. generally will be required to pay to the Seller and to each other person from time to time that becomes a “TRA Party” under the Tax Receivable Agreement, 85% of the tax savings, if any, that Cano Health, Inc. is deemed to realize in certain circumstances as a result of certain tax attributes that exist following the Business Combination and that are created thereafter, including as a result of payments made under the Tax Receivable Agreement. See further discussion related to the TRA agreement in Note 16, "Income Taxes" in our audited consolidated financial statements.

We believe that the proceeds from the Business Combination, our Term Loans, our Senior Notes and our Revolving Credit Facility described above as well as our cash, cash equivalents and restricted cash will be sufficient to fund our operating and capital needs for at least the next 12 months. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary because of, and our future capital requirements will depend on, many factors, including our growth rate, medical expenses, and the timing and extent of our expansion into new markets. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, and financial condition would be adversely affected.

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

	Years Ended December 31,
($ in thousands)	2021	2020 (as Revised)
Net cash used in operating activities	$(128,527)	$(9,235)
Net cash used in investing activities	(1,131,248)	(268,366)
Net cash provided by financing activities	1,389,138	282,216
Net increase in cash, cash equivalents and restricted cash	129,363	4,615
Cash, cash equivalents and restricted cash at beginning of year	33,807	29,192
Cash, cash equivalents and restricted cash at end of period	$163,170	$33,807
Operating Activities
For the year ended December 31, 2021, net cash used in operating activities was $128.5 million, an increase of $119.3 million in cash outflows compared to net cash used in operating activities of $9.2 million for the year ended December 31, 2020. Significant changes impacting net cash used in operating activities were as follows:

•Increase in net loss after adjusting for the $82.91 million gain from the change in the fair value of the warrant liabilities for the year ended December 31, 2021 was $199.7 million compared to a net loss for the year ended December 31, 2020 of $71.1 million;
•Increases in accounts receivable, net was $15.1 million for the year ended December 31, 2021 compared to $30.3 million for the year ended December 31, 2020 due to timing of collections;
•Increases in prepaid expenses and other current assets and other non-current assets of $28.2 million for the year ended December 31, 2021 compared to $7.9 million for the year ended December 31, 2020 due to higher prepaid insurance payments and prepaid bonus incentives;
•Increases in accounts payable was $33.7 million for the year ended December 31, 2021 compared to an increase of $27.3 million for the year ended December 31, 2020 due to the addition of MSO provider payments related to the Company's acquisitions and an increase in accrued salaries, bonuses, and interest, and accruals relates to various professional services.

Investing Activities

For the year ended December 31, 2021, net cash used in investing activities was $1.1 billion, an increase of $862.9 million in cash outflows compared to net cash used in investing activities of $268.4 million for the year ended December 31, 2020 due primarily to an increase in capital expenditures and cash used for acquisitions of subsidiaries.

Financing Activities

Net cash provided by financing activities was $1.4 billion during the year ended December 31, 2021, an increase of $1.1 billion in cash inflows compared to net cash provided by financing activities of $282.2 million during the year ended December 31, 2020 due primarily to $935.4 million in connection with the Business Combination and PIPE financing as well as additional proceeds from long-term debt and Delayed Draw Term Loans offset by an increase in payments of long-term debt.

Non-GAAP Financial Metrics

The following discussion includes references to EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. A non-GAAP financial measure is a performance metric that departs from GAAP because it excludes earnings components that are required under GAAP. Other companies may define non-GAAP financial measures differently and, as a result, our non-GAAP financial measures may not be directly comparable to those of other companies. These non-GAAP financial metrics should be used as a supplement to, and not as an alternative to, the Company's GAAP financial results.

By definition, EBITDA consists of net income (loss) before interest, income taxes, depreciation and amortization. Adjusted EBITDA is EBITDA adjusted to add back the effect of certain expenses, such as stock-based compensation expense, de novo losses (consisting of losses incurred for the twelve months after the opening of a new facility), acquisition transaction costs (consisting of transaction costs, fair value adjustments in contingent consideration, management fees and corporate development payroll costs), restructuring and other charges, loss on extinguishment of debt, changes in fair value of an embedded derivative, and changes in fair value of warrant liabilities. Adjusted EBITDA is a key measure used by our management to assess the operating and financial performance of our Company.

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

Our use of EBITDA and Adjusted EBITDA have limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are as follows:
•although depreciation and amortization expense are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
•Adjusted EBITDA does not reflect: (1) changes in, or cash requirements for, our working capital needs; (2) the potentially dilutive impact of non-cash stock-based compensation; (3) the change in the fair value of our warrant liabilities, ; or (4) net interest expense/income; and
•other companies, including companies in our industry, may calculate EBITDA and/or Adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.

Because of these and other limitations, you should consider Adjusted EBITDA along with other GAAP-based financial performance measures, including net loss, cash flow metrics and our GAAP financial results.

The following table provides a reconciliation of net loss to non-GAAP financial information:

	Years Ended December 31,
($ in thousands)	2021	2020 (as Revised)	2019 (as Revised)
Net loss	$(116,737)	$(71,064)	$(19,780)
Interest income	(4)	(320)	(319)
Interest expense	51,291	34,002	10,163
Income tax expense	14	651	—
Depreciation and amortization expense	49,441	18,499	6,822
EBITDA	$(15,995)	$(18,232)	$(3,114)
Stock-based compensation	27,983	528	182
De novo losses (1)	40,562	8,662	5,523
Acquisition transaction costs (2)	48,303	43,333	17,909
Restructuring and other	7,883	2,435	299
Change in fair value of contingent consideration	(11,680)	65	2,845
Loss on extinguishment of debt	13,115	23,277	—
Change in fair value of embedded derivative	—	12,764	—
Change in fair value of warrant liabilities	(82,914)	—	—
Adjusted EBITDA	$27,257	$72,832	$23,644

(1) De novo losses include those costs associated with the ramp up of new medical centers and that are not expected to be incurred past the first 12 months after opening. These costs collectively are higher than comparable expenses incurred once such a facility has been opened and generating revenue, and would not have been incurred unless a new facility was being opened.

(2) Acquisition transaction costs included $4.0 million, $0.4 million and $0.3 million of corporate development payroll costs for the years ended December 31, 2021, 2020 and 2019, respectively. Corporate development payroll costs include those expenses directly related to the additional staff needed to support our increased acquisition activity.

We experienced a 12.3% increase in EBITDA and a 62.6% decrease in Adjusted EBITDA between the years ended December 31, 2021 and 2020. The decrease in adjusted EBITDA was primarily due to an increase in net loss. The Company's membership increased in 2020 and 2021, driving an increase in third-party medical expenses but with a delayed increase in capitated revenue.

Recent Accounting Pronouncements

Upon the completion of the Business Combination, we qualified as an emerging growth company under the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. Accordingly, we elected to use this extended transition period for complying with new or revised accounting standards applicable to public companies.

We are deemed a large accelerated filer under the SEC guidelines and ceased to qualify as an emerging growth company effective December 31, 2021. As a result, we will adopt new or revised accounting pronouncements at dates applicable to public companies as further described in Note 2, “Summary of Significant Accounting Policies—Recent Accounting Pronouncements” to our audited consolidated financial statements.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our audited consolidated financial statements and accompanying notes, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. The future effects of the COVID-19 pandemic on our results of operations, cash flows and financial position are unclear; however, we believe we have made reasonable estimates and assumptions in preparing the financial statements. Actual results may differ from these estimates under different assumptions or conditions, impacting our reported results of operations and financial condition.

Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of assets and liabilities and the recognition of income and expenses. Management considers these accounting policies to be critical accounting policies. The estimates and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described below. See Note 2 “Summary of Significant Accounting Policies” in our audited consolidated financial statements for more information.

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

Capitated revenues are recognized in the month in which we are obligated to provide medical care services. The transaction price for the services provided is variable and depends upon the terms of the arrangement provided by or negotiated with the health plan and includes PMPM rates that may fluctuate. PMPM rates are also subject to adjustment for incentives or penalties based on the achievement of certain quality metrics and other metrics such as member acuity, as defined in the Company's contracts with payors. The Company recognizes these adjustments as earned using the "most likely amount" methodology and only to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. Through our Medicare Risk Adjustment ("MRA"), the rates are risk adjusted based on the health status (acuity) and demographic characteristics of members. The fees are paid on an interim basis based on submitted enrolled member data for the previous year and are adjusted in subsequent periods after the final data is compiled by the CMS. MRA revenues are estimated using the "most likely amount" methodology under ASC 606 and the revenue is recorded when the price can be estimated by the Company and only if it is probable that a significant reversal will not occur and any uncertainty associated with the variable consideration is subsequently resolved.

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

Pharmacy revenue is generated from the sales of prescription medication to patients. Pharmacy contracts contain a single performance obligation. The Company satisfies its performance obligation and recognizes revenue at the time the patient takes possession of the medical supply. Other revenue includes revenue from certain third parties which include ancillary fees earned under contracts with certain care organizations for the provision of care coordination services and other services.

Third-Party Medical Costs

Third-party medical costs primarily consist of all medical expenses paid by the health plans, including inpatient and hospital care, specialists, and medicines, net of rebates, for which the Company bears risk. Provider costs are accrued based on date of service to members, based in part on estimates, including an accrual for medical services incurred but not reported (“IBNR”). Actual claims expense will differ from the estimated liability due to factors in estimated and actual member utilization of health care services, the amount of charges, and other factors. Liabilities for IBNR are estimated using standard actuarial methodologies, including our accumulated statistical data, adjusted for current experience. These actuarially determined estimates are continually reviewed and updated; as the amount of unpaid service provider cost is based on estimates, the ultimate amounts paid to settle these liabilities might vary from recorded amounts and these differences may be material.

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

ASC 350, "Intangibles—Goodwill and Other" allows entities to first use a qualitative approach to test goodwill for impairment by determining whether it is more likely than not (a likelihood of greater than 50%) that the fair value of a reporting unit is less than its carrying value. If the qualitative assessment supports that it is more likely than not that the fair value of the asset exceeds its carrying value, a quantitative impairment test is not required. If the qualitative assessment does not support the fair value of the asset the Company will perform the quantitative goodwill impairment test, in which we compare the fair value of the reporting unit, that we primarily determine using an income approach based on the present value of expected future cash flows, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, then goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference would be recognized as an impairment loss. We considered the effect of the COVID-19 pandemic on our business and the overall economy and resulting impact on goodwill. There was no impairment to goodwill during the years ended December 31, 2021 and 2020.

Our intangibles consist of trade names, brands, non-compete agreements, and customer, payor, and provider relationships. We amortize intangibles using the straight-line method over the estimated useful lives of the intangible, which range from one to twenty years. Intangible assets are reviewed for impairment in conjunction with long-lived assets.

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

Stock-Based Compensation

ASC 718, "Compensation—Stock Compensation" requires the measurement of the cost of the employee services received in exchange for an award of equity instruments based on the grant-date fair value or, in certain circumstances, the calculated value of the award. For the restricted stock units ("RSUs"), the fair value is estimated using the Company's closing stock price and for the market condition stock options, the fair value is estimated using a Monte Carlo simulation. The Company recognizes compensation expense associated with stock-based compensation as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations. All stock-based compensation is required to be measured at fair value on the grant date, is expensed over the requisite service, generally over a four-year period for RSUs and over the derived vesting period for market-condition stock options, and forfeitures are accounted for as they occur.

Warrant Liabilities

We account for the public warrants and private placement warrants in accordance with the guidance contained in ASC 815-40, “Derivatives and Hedging—Contracts in Entity's Own Equity,” under which the public warrants and private placement warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the public warrants and private placement warrants as liabilities at their fair value and adjust the public warrants and private placement warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The public warrants and the private placement warrants for periods where no observable traded price was available are valued using a binomial lattice simulation model.

Management's Discussion and Analysis of Financial Condition and Results of Operations - September 30, 2021
Restated and Revised

Key Performance Metrics

In addition to our GAAP and non-GAAP financial information, we review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.

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

Results of Operations

The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021 (as Restated)	2020 (as Revised)	2021 (as Restated)	2020 (as Revised)
Revenue:
Capitated revenue	$473,763	$251,372	$1,064,604	$548,116
Fee-for-service and other revenue	25,168	10,159	52,510	25,020
Total revenue	498,931	261,531	1,117,114	573,136
Operating expenses:
Third-party medical costs	381,316	184,926	868,177	382,279
Direct patient expense	50,368	31,149	120,212	72,407
Selling, general, and administrative expenses	76,618	27,391	158,786	70,234
Depreciation and amortization expense	16,955	5,379	30,746	12,741
Transaction costs and other	7,266	7,716	32,122	29,854
Total operating expenses	532,523	256,561	1,210,043	567,515
Income (loss) from operations	(33,592)	4,970	(92,929)	5,621
Other income and expense:
Interest expense	(16,023)	(12,346)	(36,363)	(21,728)
Interest income	1	80	4	239
Loss on extinguishment of debt	—	—	(13,225)	—
Change in fair value of embedded derivative	—	(5,138)	—	(5,444)
Change in fair value of warrant liabilities	(14,650)	—	24,565	—
Other expenses	(29)	—	(54)	(150)
Total other expense	(30,701)	(17,404)	(25,073)	(27,083)
Net loss before income tax benefit (expenses)	(64,293)	(12,434)	(118,002)	(21,462)
Income tax expense (benefit)	547	326	(762)	294
Net loss	(64,840)	(12,760)	(117,240)	(21,756)
Net loss attributable to non-controlling interests	(41,602)	—	(98,559)	—
Net loss attributable to Class A common stockholders	$(23,238)	$—	$(18,681)	$—

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(% of revenue)	2021 (as Restated)	2020 (as Revised)	2021 (as Restated)	2020 (as Revised)
Revenue:
Capitated revenue	95.0%	96.1%	95.3%	95.6%
Fee-for-service and other revenue	5.0%	3.9%	4.7%	4.4%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Third-party medical costs	76.4%	70.7%	77.7%	66.7%
Direct patient expense	10.1%	11.9%	10.8%	12.6%
Selling, general, and administrative expenses	15.4%	10.5%	14.2%	12.3%
Depreciation and amortization expense	3.4%	2.1%	2.8%	2.2%
Transaction costs and other	1.5%	3.0%	2.9%	5.2%
Total operating expenses	106.7%	98.1%	108.3%	99.0%
Income (loss) from operations	(6.7)%	1.9%	(8.3)%	1.0%
Other income and expense:
Interest expense	(3.2)%	(4.7)%	(3.3)%	(3.8)%
Interest income	0.0%	0.0%	0.0%	0.0%
Loss on extinguishment of debt	0.0%	0.0%	(1.2)%	0.0%
Change in fair value of embedded derivative	0.0%	(2.0)%	0.0%	(0.9)%
Change in fair value of warrant liabilities	(2.9)%	0.0%	2.2%	0.0%
Other expenses	0.0%	0.0%	0.0%	0.0%
Total other expense	(6.2)%	(6.7)%	(2.2)%	(4.7)%
Net loss before income tax benefit (expenses)	(12.9)%	(4.8)%	(10.6)%	(3.7)%
Income tax expense (benefit)	0.1%	0.1%	(0.1)%	0.1%
Net loss	(12.8)%	(4.6)%	(10.6)%	(3.7)%
Net loss attributable to non-controlling interests	(8.3)%	—%	(8.8)%	—%
Net loss attributable to Class A common stockholders	(4.4)%	(4.6)%	(1.8)%	(3.7)%

The following table sets forth the Company’s disaggregated revenue for the periods indicated:

	Three Months Ended September 30,
	2021 (as Restated)		2020 (as Revised)
($ in thousands)	Revenue $	Revenue %	Revenue $	Revenue %
Capitated revenue:
Medicare	$419,233	84.0%	$218,989	83.3%
Other capitated revenue	54,530	10.9%	32,383	12.4%
Total capitated revenue	473,763	94.9%	251,372	95.7%
Fee-for-service and other revenue:
Fee-for-service	8,176	1.6%	3,258	1.2%
Pharmacy	10,096	2.0%	6,154	2.4%
Other	6,896	1.5%	747	0.3%
Total fee-for-service and other revenue	25,168	5.1%	10,159	4.3%

Total revenue	$498,931	100.0%	$261,531	100.0%

	Nine Months Ended September 30,
	2021 (as Restated)		2020 (as Revised)
($ in thousands)	Revenue $	Revenue %	Revenue $	Revenue %
Capitated revenue:
Medicare	$924,892	82.8%	$459,485	80.2%
Other capitated revenue	139,712	12.5%	88,631	15.5%
Total capitated revenue	1,064,604	95.3%	548,116	95.7%
Fee-for-service and other revenue:
Fee-for-service	17,113	1.5%	6,269	1.0%
Pharmacy	25,619	2.3%	17,207	3.0%
Other	9,778	0.9%	1,544	0.3%
Total fee-for-service and other revenue	52,510	4.7%	25,020	4.3%

Total revenue	$1,117,114	100.0%	$573,136	100.0%

The following table sets forth the Company’s member and member month figures for the periods indicated:

	Three Months Ended September 30,
	2021	2020	% Change
Members:
Medicare Advantage	112,309	72,806	54.3%
Medicare DCE	7,777	—	—%
Medicaid	63,871	19,169	233.2%
ACA	26,706	10,792	147.5%
Total members	210,663	102,767	105.0%

Member months:
Medicare Advantage	337,724	216,353	56.1%
Medicare DCE	22,715	—	—%
Medicaid	187,212	53,511	249.9%
ACA	81,437	32,285	152.2%
Total member months	629,088	302,149	108.2%

Per Member Per Month ("PMPM"):	(as Restated)	(as Revised)
Medicare Advantage	$1,151	$1,012	13.7%
Medicare DCE	$1,349	$—	—%
Medicaid	$271	$585	(53.7)%
ACA	$47	$33	42.4%
Total PMPM	$753	$832	(9.5)%

Owned medical centers	113	71

	Nine Months Ended September 30,
	2021	2020	% Change
Members:
Medicare Advantage	112,309	72,806	54.3%
Medicare DCE	7,777	—	—%
Medicaid	63,871	19,169	233.2%
ACA	26,706	10,792	147.5%
Total members	210,663	102,767	105.0%

Member months:
Medicare Advantage	820,881	483,878	69.6%
Medicare DCE	46,639		—%
Medicaid	321,581	136,658	135.3%
ACA	195,290	92,577	110.9%
Total member months	1,384,391	713,113	94.1%

Per Member Per Month ("PMPM"):	(as Restated)	(as Revised)
Medicare Advantage	$1,053	$950	10.8%
Medicare DCE	$1,283	$—	—%
Medicaid	$414	$631	(34.4)%
ACA	$36	$26	38.5%
Total PMPM	$769	$769	—%

Owned medical centers	113	71

Comparison of the Three Months Ended September 30, 2021 and September 30, 2020
Revenue

	Three Months Ended September 30,
($ in thousands)	2021 (as Restated)	2020 (as Revised)	$ Change	% Change
Revenue:
Capitated revenue	$473,763	$251,372	$222,391	88.5%
Fee-for-service and other revenue	25,168	10,159	15,009	147.7%
Total revenue	$498,931	$261,531	$237,400

Capitated revenue. Capitated revenue was $473.8 million for the three months ended September 30, 2021, an increase of $222.4 million, or 88.5%, compared to $251.4 million for the three months ended September 30, 2020. The increase was primarily driven by a 108.2% increase in the total member months, slightly offset by a 9.5% decrease in total revenue per member per month. The increase in member months was primarily due to an increase in the total number of members served and our acquisitions, primarily University in June 2021 and DMC in July 2021, which resulted in the addition of new members and new markets in Florida.

Fee-for-service and other revenue. Fee-for-service and other revenue was $25.2 million for the three months ended September 30, 2021, an increase of $15.0 million, or 147.7%, compared to $10.2 million for the three months ended September 30, 2020. The increase in fee-for-service revenue was primarily attributable to an increase in patients served across existing centers and the acquisitions of affiliates in August 2021. We experienced a decrease in utilization of services due to the impact of COVID-19 in the third quarter of 2020, which contributed to lower fee-for service revenue in that period. Further, other revenue increased in the third quarter of 2021 due to an acquisition that generated ancillary fees earned under contracts with certain care organizations for the provision of care coordination and other services. The increase in pharmacy revenue was driven by organic growth as we continued to increase the number of members served in our established pharmacies, as well as the addition of a new pharmacy from our acquisition of University in June 2021.

Operating Expenses

	Three Months Ended September 30,
($ in thousands)	2021 (as Restated)	2020 (as Revised)	$ Change	% Change
Operating expenses:
Third-party medical costs	$381,316	$184,926	$196,390	106.2%
Direct patient expense	50,368	31,148	19,220	61.7%
Selling, general, and administrative expenses	76,618	27,392	49,226	179.7%
Depreciation and amortization expense	16,955	5,379	11,576	215.2%
Transaction costs and other	7,266	7,716	(450)	(5.8)%
Total operating expenses	$532,523	$256,561	$275,962

Third-party medical costs. Third-party medical costs were $381.3 million for the three months ended September 30, 2021, an increase of $196.4 million, or 106.2%, compared to $184.9 million for the three months ended September 30, 2020. The increase was driven by a 108.2% increase in total member months, the addition of DCE members with higher medical costs, and higher utilization of third party medical services as utilization normalized from lower levels related to the COVID-19 pandemic.

Direct patient expense. Direct patient expense was $50.4 million for the three months ended September 30, 2021, an increase of $19.2 million, or 61.7%, compared to $31.1 million for the three months ended September 30, 2020. The increase was driven by increases in payroll and benefits of $10.9 million, pharmacy drugs of $3.2 million, medical supplies of $1.1 million and provider payments of $4.0 million.
Selling, general, and administrative expense. Selling, general, and administrative expense was $76.6 million for the three months ended September 30, 2021, an increase of $49.2 million, or 179.7%, compared to $27.4 million for the three months ended September 30, 2020. The increase was driven by higher salaries and benefits of $19.4 million, stock-based compensation of $9.5 million, occupancy costs of $5.4 million, marketing expenses of $2.8 million, legal and professional services of $4.9 million, and other costs of $7.2 million. These increases were incurred to support the continued growth of our business and expansion into other states.

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
Transaction costs and other. Transaction costs and other were $7.3 million for the three months ended September 30, 2021, a decrease of $0.4 million, or 5.8%, compared to $7.7 million for the three months ended September 30, 2020. The decrease was due to lower integration, legal, internal staff, and other professional fees incurred subsequent to the closing of the Business Combination.

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

Interest expense. Interest expense was $16.0 million for the three months ended September 30, 2021, an increase of $3.7 million, or 29.8%, compared to $12.3 million for the three months ended September 30, 2020. The increase was primarily driven by interest incurred on our higher outstanding borrowings under the Revolving Credit Facility to fund our acquisitions.

Change in fair value of the embedded derivative. Change in fair value of the embedded derivative was $5.1 million for the three months ended September 30, 2020 which was due to a change in the fair value of the embedded derivative related to our term loan agreement in 2020. The embedded derivative was settled with the refinancing in November of 2020.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities was $14.7 million for the three months ended September 30, 2021. This expense was a result of the change in the fair value of the public warrants and private placement warrants assumed in connection with the Business Combination.

Comparison of the Nine Months Ended September 30, 2021 and September 30, 2020
Revenue

	Nine Months Ended September 30,
($ in thousands)	2021 (as Restated)	2020 (as Revised)	$ Change	% Change
Revenue:
Capitated revenue	$1,064,604	$548,116	$516,488	94.2%
Fee-for-service and other revenue	52,510	25,020	27,490	108.1%
Total revenue	$1,117,114	$573,136	$543,978

Capitated revenue. Capitated revenue was $1.1 billion for the nine months ended September 30, 2021, an increase of $516.5 million, or 94.2%, compared to $548.1 million for the nine months ended September 30, 2020. The increase was primarily driven by a 94.1% increase in the total member months. The increase in member months was due to an increase in members served at new and existing medical centers and our acquisitions of, Healthy Partners in June 2020, University in June 2021, and DMC in July 2021, which resulted in the addition of new members and new markets in Florida.

Fee-for-service and other revenue. Fee-for-service and other revenue was $52.5 million for the nine months ended September 30, 2021, an increase of $27.5 million, or 108.1%, compared to $25.0 million for the nine months ended September 30, 2020. The increase in fee-for-service revenue was primarily attributable to an increase in patients served across existing centers. We experienced a decrease in utilization of services due to the impact of COVID-19 through the third quarter of 2020, which contributed to lower fee-for service revenue in that period. Further, other revenue increased in the third quarter of 2021 due to an acquisition that generated ancillary fees earned under contracts with certain care organizations for the provision of care coordination and other services. The increase in pharmacy revenue was driven by organic growth as we continued to increase the number of members served in our established pharmacies as well as the addition of a new pharmacy from our acquisition of University in June of 2021.

Operating Expenses

	Nine Months Ended September 30,
($ in thousands)	2021 (as Restated)	2020 (as Revised)	$ Change	% Change
Operating expenses:
Third-party medical costs	$868,177	$382,279	$485,898	127.1%
Direct patient expense	120,212	72,407	47,805	66.0%
Selling, general, and administrative expenses	158,786	70,234	88,552	126.1%
Depreciation and amortization expense	30,746	12,741	18,005	141.3%
Transaction costs and other	32,122	29,854	2,268	7.6%
Total operating expenses	$1,210,043	$567,515	$642,528

Third-party medical costs. Third-party medical costs were $868.2 million for the nine months ended September 30, 2021, an increase of $485.9 million, or 127.1%, compared to $382.3 million for the nine months ended September 30, 2020. The increase was driven by a 94.1% increase in total member months, the addition of DCE members with higher medical costs, and higher utilization of third party medical services as utilization normalized from lower levels related to the COVID-19 pandemic.

Direct patient expense. Direct patient expense was $120.2 million for the nine months ended September 30, 2021, an increase of $47.8 million, or 66.0%, compared to $72.4 million for the nine months ended September 30, 2020. The increase was driven by increases in payroll and benefits of $22.5 million, pharmacy drugs of $6.4 million, medical supplies of $2.8 million and provider payments of $16.1 million.
Selling, general, and administrative expenses. Selling, general, and administrative expenses were $158.8 million for the nine months ended September 30, 2021, an increase of $88.6 million, or 126.1%, compared to $70.2 million for the nine months ended September 30, 2020. The increase was driven by higher salaries and benefits of $35.8 million, stock-based compensation of $13.0 million, occupancy costs of $11.4 million, marketing expenses of $6.0 million, legal and professional services of $7.3 million, and other costs of $15.1 million. These increases were incurred to support the continued growth of our business and expansion into other states.

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
Transaction costs and other. Transaction costs and other were $32.1 million for the nine months ended September 30, 2021, an increase of $2.3 million, or 7.6%, compared to $29.9 million for the nine months ended September 30, 2020. The increase was due to higher integration, legal, internal staff, and other professional fees incurred in the first half of 2021 in connection with the closing of the Business Combination.

Other Income (Expense)

	Nine Months Ended September 30,
($ in thousands)	2021	2020	$ Change	% Change
Other income and expense:
Interest expense	$(36,363)	$(21,728)	$(14,635)	67.4%
Interest income	4	239	(235)	(98.3)%
Loss on extinguishment of debt	(13,225)	—	(13,225)	—%
Change in fair value of embedded derivative	—	(5,444)	5,444	(100.0)%
Change in fair value of warrant liabilities	24,565	—	24,565	—%
Other expenses	(54)	(150)	96	(64.0)%
Total other expense	$(25,073)	$(27,083)	$2,010

Interest expense. Interest expense was $36.4 million for the nine months ended September 30, 2021, an increase of $14.6 million, or 67.4%, compared to $21.7 million for the nine months ended September 30, 2020. The increase was primarily driven by interest incurred on our higher outstanding borrowings under the Revolving Credit Facility to fund our acquisitions.

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

Liquidity and Capital Resources

General
We have financed our operations principally through the Business Combination and debt borrowings from financial institutions. As of September 30, 2021 and December 31, 2020, we had cash, cash equivalents and restricted cash of $208.9 million and $33.8 million, respectively. Our cash, cash equivalents and restricted cash primarily consist of highly liquid investments in money market funds and cash. Since our inception, we have generated significant operating losses from our operations and negative cash flows from operations.

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

On June 11, 2021, we acquired University Health Care and its affiliates (collectively, "University") for total consideration of $607.9 million, consisting of $538.3 million in cash, $60.0 million of Class A common stock and $9.6 million in contingent consideration from acquisition add-ons based on additional acquired entities. University is comprised of thirteen primary care centers, a managed services organization and a pharmacy serving populations throughout various locations in South Florida.

On July 2, 2021, we entered into the Bridge Loan Agreement with certain lenders and Credit Suisse AG, Cayman Islands Branch, as administrative agent, pursuant to which the lenders provided a $250.0 million unsecured bridge term loan. We used the bridge term loan to acquire DMC.

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

We believe that the proceeds from the Business Combination, our Term Loans, our Senior Notes and our Revolving Credit Facility described above as well as our cash, cash equivalents and restricted cash will be sufficient to fund our operating and capital needs for at least the next 12 months. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary because of, and our future capital requirements will depend on, many factors, including our growth rate, medical expenses, and the timing and extent of our expansion into new markets. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, and financial condition would be adversely affected.

Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

	Nine Months Ended September 30,
($ in thousands)	2021 (as Restated)	2020 (as Revised)
Net cash used in operating activities	$(93,293)	$(19,960)
Net cash used in investing activities	(1,112,848)	(253,554)
Net cash provided by financing activities	1,381,247	271,745
Net increase (decrease) in cash, cash equivalents and restricted cash	175,106	(1,769)
Cash, cash equivalents and restricted cash at beginning of year	33,807	29,192
Cash, cash equivalents and restricted cash at end of period	$208,913	$27,423

Operating Activities
For the nine months ended September 30, 2021, net cash used in operating activities was $93.3 million, an increase of $73.3 million in cash outflows compared to net cash used in operating activities of $20.0 million for the nine months ended September 30, 2020. Significant changes impacting net cash used in operating activities were as follows:

•Net loss for the nine months ended September 30, 2021 of $117.2 million compared to net loss for the nine months ended September 30, 2020 of $21.8 million;

•Decreases in accounts receivable, net of $25.5 million for the nine months ended September 30, 2021 compared to $36.5 million for the nine months ended September 30, 2020, was primarily due to an increase in net loss;
•Increases in prepaid expenses and other current assets of $27.3 million for the nine months ended September 30, 2021 compared to decreases in prepaid expenses and other current assets for the nine months ended September 30, 2020 of $0.2 million due to higher prepaid insurance payments and prepaid bonus incentives.
•Offset by increases in accounts payable and accrued expenses for the nine months ended September 30, 2021 of $40.6 million compared to increases in accounts payable and accrued expenses for the nine months ended September 30, 2020 of 11.4 million due to the addition of new third-party provider payments related to businesses acquired after the first quarter of 2020 and higher accrued transaction costs; and

Investing Activities

For the nine months ended September 30, 2021, net cash used in investing activities was $1.1 billion, an increase of $859.3 million in cash outflows compared to net cash used in investing activities of $253.6 million for the nine months ended September 30, 2020 due primarily to an increase in capital expenditures and cash used for acquisitions of subsidiaries.

Financing Activities

Net cash provided by financing activities was $1.4 billion during the nine months ended September 30, 2021, an increase of $1.1 billion in cash inflows compared to net cash provided by financing activities of $271.7 million during the nine months ended September 30, 2020 due primarily to $935.4 million in connection with the Business Combination and PIPE financing as well as additional proceeds from long-term debt and Delayed Draw Term Loans.

Non-GAAP Financial Metrics

The following discussion includes references to EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. A non-GAAP financial measure is a performance metric that departs from GAAP because it excludes earnings components that are required under GAAP. Other companies may define non-GAAP financial measures differently and, as a result, our non-GAAP financial measures may not be directly comparable to those of other companies.

By definition, EBITDA consists of net income (loss) before interest, income taxes, depreciation and amortization. Adjusted EBITDA is EBITDA adjusted to add back the effect of certain expenses, such as stock-based compensation expense, de novo losses (consisting of losses incurred in the twelve months after the opening of a new facility), acquisition transaction costs (consisting of transaction costs, fair value adjustments in contingent consideration, management fees and corporate development payroll costs), restructuring and other charges, loss on extinguishment of debt, changes in fair value of an embedded derivative, and changes in fair value of warrant liabilities. Adjusted EBITDA is a key measure used by our management to assess the operating and financial performance of our Company.

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

Our use of EBITDA and Adjusted EBITDA have limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are as follows:

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

Because of these and other limitations, you should consider Adjusted EBITDA along with other GAAP-based financial performance measures, including net loss, cash flow metrics and our GAAP financial results.

The following table provides a reconciliation of net loss to non-GAAP financial information:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021 (as Restated)	2020 (as Revised)	2021 (as Restated)	2020 (as Revised)
Net loss	$(64,840)	$(12,760)	$(117,240)	$(21,756)
Interest income	(1)	(80)	(4)	(239)
Interest expense	16,023	12,346	36,363	21,728
Income tax expense (benefit)	547	326	(762)	294
Depreciation and amortization expense	16,955	5,379	30,746	12,741
EBITDA	$(31,316)	$5,211	$(50,897)	$12,768
Stock-based compensation	9,451	66	13,130	177
De novo losses (1)	10,178	2,025	24,561	4,373
Acquisition transaction costs (2)	8,563	7,827	39,297	30,121
Restructuring and other	2,123	1,113	5,513	1,829
Fair value adjustment in contingent consideration	—	—	(4,152)	—
Loss on extinguishment of debt	—	—	13,225	—
Change in fair value of embedded derivative	—	5,138	—	5,444
Change in fair value of warrant liabilities	14,650	—	(24,565)	—
Adjusted EBITDA	$13,649	$21,380	$16,112	$54,712

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

We experienced a 701% decrease in EBITDA and a 36% decrease in Adjusted EBITDA between the three months ended September 30, 2021 and September 30, 2020.

We experienced a 498.6% decrease in EBITDA and a 71% decrease in Adjusted EBITDA between the nine months ended September 30, 2021 and September 30, 2020. The decrease in EBITDA and Adjusted EBITDA related to the overall increase in net loss.

The decreases relate to the Company's membership increasing, driving an increase in third-party medical expenses but with a delayed increase in capitated revenue.

Management's Discussion and Analysis of Financial Condition and Results of Operations - June 30, 2021
Restated and Revised

Key Performance Metrics
In addition to our GAAP and non-GAAP financial information, we review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.

	June 30, 2021	December 31, 2020	June 30, 2020
Members	156,038	105,707	99,276
Owned medical centers	90	71	61

Members
Members represent those Medicare, Medicaid, and Affordable Care Act ("ACA") patients for whom we receive a fixed per member per month fee under capitation arrangements as of the end of a particular period.

Owned Medical Centers
We define our medical centers as those primary care medical centers open for business and attending to members at the end of a particular period in which we own the medical operations and the physicians are our employees.

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021 (as Restated)	2020 (as Revised)	2021 (as Restated)	2020 (as Revised)
Revenue:
Capitated revenue	$329,484	$166,555	$590,841	$296,744
Fee-for-service and other revenue	14,097	7,279	27,342	14,861
Total revenue	343,581	173,834	618,183	311,605
Operating expenses:
Third-party medical costs	291,816	112,040	486,862	197,353
Direct patient expense	35,607	22,670	69,844	41,258
Selling, general, and administrative expenses	47,159	21,859	82,168	42,843
Depreciation and amortization expense	7,945	3,977	13,791	7,362
Transaction costs and other	15,618	15,687	24,857	22,138
Total operating expenses	398,145	176,233	677,522	310,954
Income (loss) from operations	(54,564)	(2,399)	(59,339)	651
Other income and expense:
Interest expense	(9,714)	(5,717)	(20,340)	(9,382)
Interest income	1	79	2	159
Loss on extinguishment of debt	(13,225)	—	(13,225)	—
Change in fair value of embedded derivative	—	(306)	—	(306)
Change in fair value of warrant liabilities	39,215	—	39,215	—
Other expenses	(25)	(150)	(25)	(150)
Total other income (expense)	16,252	(6,094)	5,627	(9,679)
Net loss before income tax benefit	(38,312)	(8,493)	(53,712)	(9,028)
Income tax benefit	(2,023)	(19)	(1,309)	(32)
Net loss	(36,289)	(8,474)	(52,403)	(8,996)
Net loss attributable to non-controlling interests	(40,844)	—	(56,958)	—
Net income attributable to Cano Health, Inc.	$4,555	$—	$4,555	$—

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(% of revenue)	2021 (as Restated)	2020 (as Revised)	2021 (as Restated)	2020 (as Revised)
Revenue:
Capitated revenue	95.9%	95.8%	95.6%	95.2%
Fee-for-service and other revenue	4.1%	4.2%	4.4%	4.8%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Third-party medical costs	84.9%	64.5%	78.8%	63.3%
Direct patient expense	10.4%	13.0%	11.3%	13.2%
Selling, general, and administrative expenses	13.7%	12.6%	13.3%	13.7%
Depreciation and amortization expense	2.3%	2.3%	2.2%	2.4%
Transaction costs and other	4.5%	9.0%	4.0%	7.1%
Total operating expenses	115.9%	101.4%	109.6%	99.8%
Income (loss) from operations	(15.9)%	(1.4)%	(9.6)%	0.2%
Other income and expense:
Interest expense	(2.8)%	(3.3)%	(3.3)%	(3.0)%
Interest income	0.0%	0.0%	0.0%	0.1%
Loss on extinguishment of debt	(3.8)%	0.0%	(2.1)%	0.0%
Change in fair value of embedded derivative	0.0%	(0.2)%	0.0%	(0.1)%
Change in fair value of warrant liabilities	11.4%	0.0%	6.3%	0.0%
Other expenses	0.0%	(0.1)%	0.0%	0.0%
Total other income (expense)	4.7%	(3.5)%	0.9%	(3.1)%
Net loss before income tax benefit	(11.2)%	(4.9)%	(8.7)%	(2.9)%
Income tax benefit	(0.6)%	0.0%	(0.2)%	0.0%
Net loss	(11.7)%	(4.9)%	(8.9)%	(2.9)%
Net income (loss) attributable to non-controlling interests	(11.9)%	0.0%	(9.2)%	0.0%
Net income (loss) attributable to Cano Health, Inc.	0.1%	(4.9)%	0.3%	(2.9)%

The following table sets forth the Company’s disaggregated revenue for the periods indicated:

	Three Months Ended June 30,
	2021 (as Restated)		2020 (as Revised)
($ in thousands)	Revenue $	Revenue %	Revenue $	Revenue %
Capitated revenue:
Medicare	$284,974	82.8%	$132,013	75.9%
Other capitated revenue	44,510	13.0%	34,542	19.9%
Total capitated revenue	329,484	95.8%	166,555	95.8%
Fee-for-service and other revenue:
Fee-for-service	4,389	1.3%	1,246	0.7%
Pharmacy	8,217	2.4%	5,718	3.3%
Other	1,491	0.5%	315	0.2%
Total fee-for-service and other revenue	14,097	4.2%	7,279	4.2%

Total revenue	$343,581	100.0%	$173,834	100.0%

	Six Months Ended June 30,
	2021 (as Restated)		2020 (as Revised)
($ in thousands)	Revenue $	Revenue %	Revenue $	Revenue %
Capitated revenue:
Medicare	$505,659	81.8%	$240,496	77.2%
Other capitated revenue	85,182	13.8%	56,248	18.1%
Total capitated revenue	590,841	95.6%	296,744	95.3%
Fee-for-service and other revenue:
Fee-for-service	8,937	1.4%	3,011	1.0%
Pharmacy	15,523	2.5%	11,054	3.5%
Other	2,882	0.5%	796	0.3%
Total fee-for-service and other revenue	27,342	4.4%	14,861	4.7%

Total revenue	$618,183	100.0%	$311,605	100.0%

The following table sets forth the Company’s member and member month figures for the periods indicated:

	Three Months Ended June 30,
	2021	2020	% Change
Members:
Medicare Advantage	103,812	72,576	43.0%
Medicare DCE	8,054	—	—%
Medicaid	25,178	16,585	51.8%
ACA	18,994	10,115	87.8%
Total members	156,038	99,276	57.2%

Member months:
Medicare Advantage	258,327	152,764	69.1%
Medicare DCE	23,924	—	—%
Medicaid	71,461	45,515	57.0%
ACA	57,816	30,474	89.7%
Total member months	411,528	228,753	79.9%

Per Member Per Month ("PMPM"):	(as Restated)	(as Revised)
Medicare Advantage	$990	$864	14.6%
Medicare DCE	$1,221	$—	—%
Medicaid	$612	$747	(18.1)%
ACA	$14	$18	(22.2)%
Total PMPM	$801	$728	10.0%

Owned medical centers	90	61

	Six Months Ended June 30,
	2021	2020	% Change
Members:
Medicare Advantage	103,812	72,576	43.0%
Medicare DCE	8,054	—	—%
Medicaid	25,178	16,585	51.8%
ACA	18,994	10,115	87.8%
Total members	156,038	99,276	57.2%

Member months:
Medicare Advantage	483,157	267,525	80.6%
Medicare DCE	23,924	—	—%
Medicaid	134,369	83,147	61.6%
ACA	113,853	60,292	88.8%
Total member months	755,303	410,964	83.8%

Per Member Per Month ("PMPM"):	(as Restated)	(as Revised)
Medicare Advantage	$985	$899	9.6%
Medicare DCE	$1,221	$—	—%
Medicaid	$613	$660	(7.1)%
ACA	$29	$22	31.8%
Total PMPM	$782	$722	8.3%

Owned medical centers	90	61

Comparison of the Three Months Ended June 30, 2021 and June 30, 2020
Revenue

	Three Months Ended June 30,
($ in thousands)	2021 (as Restated)	2020 (as Revised)	$ Change	% Change
Revenue:
Capitated revenue	$329,484	$166,555	$162,929	97.8%
Fee-for-service and other revenue	14,097	7,279	6,818	93.7%
Total revenue	$343,581	$173,834	$169,747

Capitated revenue. Capitated revenue was $329.5 million for the three months ended June 30, 2021, an increase of $162.9 million, or 97.8%, compared to $166.6 million for the three months ended June 30, 2020. The increase was primarily driven by a 79.9% increase in the total member months and a 10.0% increase in total revenue per member per month. The increase in member months was primarily due to an increase in the total number of members served and our acquisitions, primarily Healthy Partners in June 2020 and University in June 2021, which resulted in the addition of new members and new markets in Florida.

Fee-for-service and other revenue. Fee-for-service and other revenue was $14.1 million for the three months ended June 30, 2021, an increase of $6.8 million, or 93.7%, compared to $7.3 million for the three months ended June 30, 2020. The increase in fee-for-service revenue was attributable primarily to an increase in members served across existing centers. We experienced a decrease in utilization of services due to the impact of COVID-19 in the second quarter of 2020, which contributed to lower fee-for service revenue in that period. The increase in pharmacy revenue was driven by organic growth as we continued to increase the number of members served in our established pharmacies as well as the addition of a new pharmacy from our acquisition of University in June 2021.

Operating Expenses

	Three Months Ended June 30,
($ in thousands)	2021 (as Restated)	2020 (as Revised)	$ Change	% Change
Operating expenses:
Third-party medical costs	$291,816	$112,040	$179,776	160.5%
Direct patient expense	35,607	22,670	12,937	57.1%
Selling, general, and administrative expenses	47,159	21,859	25,300	115.7%
Depreciation and amortization expense	7,945	3,977	3,968	99.8%
Transaction costs and other	15,618	15,687	(69)	-0.4%
Total operating expenses	$398,145	$176,233	$221,912

Third-party medical costs. Third-party medical costs were $291.8 million for the three months ended June 30, 2021, an increase of $179.8 million, or 160.5%, compared to $112.0 million or the three months ended June 30, 2020. The increase was driven by a 79.9% increase in total member months, the addition of Direct Contract Entity members with higher medical costs, and higher utilization of third party medical services as utilization normalized from lower levels related to the COVID-19 pandemic.

Direct patient expense. Direct patient expense was $35.6 million for the three months ended June 30, 2021, an increase of $12.9 million, or 57.1%, compared to $22.7 million for the three months ended June 30, 2020. The increase was driven by increases in payroll and benefits of $6.0 million, pharmacy drugs of $2.0 million, medical supplies of $1.0 million and provider payments of $4.0 million.
Selling, general and administrative expense. Selling, general and administrative expense was $47.2 million for the three months ended June 30, 2021, an increase of $25.3 million, or 115.7%, compared to $21.9 million for the three months ended June 30, 2020. The increase was driven by higher salaries and benefits of $9.6 million, occupancy costs of $3.3 million, marketing expenses of $2.1 million, legal and professional services of $1.2 million, and other costs of $9.1 million. These increases were incurred to support the continued growth of our business and expansion into other states.

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
Transaction costs and other. Transaction costs and other were $15.6 million for the three months ended June 30, 2021, a decrease of 0.1 million, or 0.4%, compared to $15.7 million for the three months ended June 30, 2020.

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

Interest expense. Interest expense was $9.7 million for the three months ended June 30, 2021, an increase of $4.0 million, or 69.9%, compared to $5.7 million for the three months ended June 30, 2020. The increase was primarily driven by interest incurred on our higher outstanding borrowings under the Revolving Credit Facility to fund our acquisitions.

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

Comparison of the Six Months Ended June 30, 2021 and June 30, 2020
Revenue

	Six Months Ended June 30,
($ in thousands)	2021 (as Restated)	2020 (as Revised)	$ Change	% Change
Revenue:
Capitated revenue	$590,841	$296,744	$294,097	99.1%
Fee-for-service and other revenue	27,342	14,861	12,481	84.0%
Total revenue	$618,183	$311,605	$306,578	98.4%

Capitated revenue. Capitated revenue was $590.8 million for the six months ended June 30, 2021, an increase of $294.1 million, or 99.1%, compared to $296.7 million for the six months ended June 30, 2020. The increase was primarily driven by a 83.8% increase in the total member months and a 8.3% increase in total revenue per member per month. The increase in member months was due to an increase in the total number of members served and our acquisitions, primarily Healthy Partners in June 2020 and University in June 2021, which resulted in the addition of new members and new markets in Florida.

Fee-for-service and other revenue. Fee-for-service and other revenue was $27.3 million for the six months ended June 30, 2021, an increase of $12.5 million, or 84.0%, compared to $14.9 million for the six months ended June 30, 2020. The increase in fee-for-service revenue was attributable primarily to an increase in members served across existing centers. We experienced a decrease in utilization of services due to the impact of COVID-19 in the first half of 2020, which contributed to lower fee-for service revenue in that period. The increase in pharmacy revenue was driven by organic growth as we continued to increase the number of members served in our established pharmacies as well as the addition of a new pharmacy from our acquisition of University in June of 2021.

Operating Expenses

	Six Months Ended June 30,
($ in thousands)	2021 (as Restated)	2020 (as Revised)	$ Change	% Change
Operating expenses:
Third-party medical costs	$486,862	$197,353	$289,509	146.7%
Direct patient expense	69,844	41,258	28,586	69.3%
Selling, general, and administrative expenses	82,168	42,843	39,325	91.8%
Depreciation and amortization expense	13,791	7,362	6,429	87.3%
Transaction costs and other	24,857	22,138	2,719	12.3%
Total operating expenses	$677,522	$310,954	$366,568

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

Direct patient expense. Direct patient expense was $69.8 million for the six months ended June 30, 2021, an increase of $28.6 million, or 69.3%, compared to $41.3 million for the six months ended June 30, 2020. The increase was driven by increases in payroll and benefits of $11.6 million, pharmacy drugs of $3.2 million, medical supplies of $1.8 million and provider payments of $12.1 million.

Selling, general and administrative expense. Selling, general and administrative expense was $82.2 million for the six months ended June 30, 2021, an increase of $39.3 million, or 91.8%, compared to $42.8 million for the six months ended June 30, 2020. The increase was driven by higher salaries and benefits of $16.5 million, occupancy costs of $6.1 million, marketing expenses of $3.3 million, legal and professional services of $2.4 million, and other costs of $11.0 million. These increases were incurred to support the continued growth of our business and expansion into other states.

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

Transaction costs and other. Transaction costs and other were $24.9 million for the six months ended June 30, 2021, an increase of $2.7 million, or 12.3%, compared to $22.1 million for the six months ended June 30, 2020. The increase was due to higher integration, legal, internal staff, and other professional fees incurred in connection with the closing of the Business Combination.

Other Income (Expense)

	Six Months Ended June 30,
($ in thousands)	2021	2020	$ Change	% Change
Other income and expense:
Interest expense	$(20,340)	$(9,382)	$(10,958)	116.8%
Interest income	2	159	(157)	(98.7)%
Loss on extinguishment of debt	(13,225)	—	(13,225)	—%
Change in fair value of embedded derivative	—	(306)	306	(100.0)%
Change in fair value of warrant liabilities	39,215	—	39,215	—%
Other expenses	(25)	(150)	125	(83.3)%
Total other income (expense)	$5,627	$(9,679)	$15,306

Interest expense. Interest expense was $20.3 million for the six months ended June 30, 2021, an increase of $11.0 million, or 116.8%, compared to $9.4 million for the six months ended June 30, 2020. The increase was primarily driven by interest incurred on our higher outstanding borrowings under the Revolving Credit Facility to fund our acquisitions.

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

Liquidity and Capital Resources

General
We have financed our operations principally through the Business Combination and debt borrowings from financial institutions. As of June 30, 2021 and December 31, 2020, we had cash, cash equivalents and restricted cash of $319.3 million and $33.8 million, respectively. Our cash, cash equivalents and restricted cash primarily consist of highly liquid investments in money market funds and cash. Since our inception, we have generated significant operating losses from our operations and negative cash flows from operations.

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

On November 23, 2020, we entered into the Credit Agreement with certain lenders, Credit Suisse AG, Cayman Islands Branch, as administrative agent, collateral agent and a letter of credit issuer, and Credit Suisse Loan Funding LLC, as sole lead arranger and sole book runner. The Credit Agreement provides for an Initial Term Loan ("Term Loan 3") in an original aggregate principal amount of $480.0 million, a revolving credit facility with commitments in an aggregate principal amount of $30.0 million (the "Revolving Credit Facility"), and a delayed draw term loan facility with commitments in an aggregate principal amount of $175.0 million (the" Delayed Draw Term Loan Facility"). The Revolving Credit Facility includes a $10.0 million sub-limit for the issuance of letters of credit. Borrowings under the Revolving Credit Facility mature, and the revolving commitments thereunder terminate, on November 23, 2025. The Initial Term Loan and Delayed Draw Term Loans mature on November 23, 2027.

The Business Combination closed on June 3, 2021. Pursuant to the Business Combination Agreement, on the Closing Date, Jaws contributed cash to PCIH in exchange for 69.0 million PCIH Common Units equal to the number of shares of Jaws' Class A ordinary shares outstanding on the Closing Date and 17.25 million Class B ordinary shares owned by the Sponsor. In connection with the Business Combination, the Company issued 306.8 million shares of Class B common stock to existing shareholders of PCIH. The Company also issued and sold 80.0 million shares of the Company's Class A common stock in a private placement for $800.0 million. In aggregate, the Company generated approximately $935.4 million in net cash proceeds after transaction costs and advisory fees paid and distributions to PCIH shareholders. On June 4, 2021, the Company utilized $400.0 million of the net proceeds to pay off Company debt under Term Loan 3 and the remainder of the net proceeds was held on the balance sheet for general corporate purposes. See further discussion related to the Business Combination as described in Note 1, "Nature of Business and Operations" of Cano Health, Inc.’s condensed consolidated financial statements.

On June 11, 2021, we entered into a purchase agreement with University for total consideration of $607.9 million. The transaction was financed through $538.3 million of cash on hand, $60.0 million of Class A common stock issued to University's sellers and $9.6 million in contingent consideration from acquisition add-ons based on additional acquired entities.

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

On July 2, 2021, we entered into the Bridge Loan Agreement with certain lenders and Credit Suisse AG, Cayman Islands Branch, as administrative agent, pursuant to which, the lenders provided a $250.0 million unsecured bridge term loan which was fully outstanding as of July 13, 2021. We used the bridge term loan to acquire Doctor's Medical Center ("DMC").

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

Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

	Six Months Ended June 30,
($ in thousands)	2021 (as Restated)	2020 (as Revised)
Net cash used in operating activities	$(58,100)	$(13,143)
Net cash used in investing activities	(646,087)	(245,926)
Net cash provided by financing activities	989,657	240,593
Net increase (decrease) in cash, cash equivalents and restricted cash	285,470	(18,476)
Cash, cash equivalents and restricted cash at beginning of year	33,807	29,192
Cash, cash equivalents and restricted cash at end of period	$319,277	$10,716

Operating Activities
For the six months ended June 30, 2021, net cash used in operating activities was $58.1 million, an increase of $45.0 million in cash outflows compared to net cash used in operating activities of $13.1 million for the six months ended June 30, 2020. Significant changes impacting net cash used in operating activities were as follows:
•Net loss for the six months ended June 30, 2021 of $52.4 million compared to net loss for the six months ended June 30, 2020 of $9.0 million;
•Decreases in accounts receivable, net of $6.4 million for the six months ended June 30, 2021 compared to an increase of $23.4 million for the six months ended June 30, 2020 was primarily due to an increase in net loss;
•Increases in accounts payable and accrued expenses for the six months ended June 30, 2021 of $14.4 million compared to increases in accounts payable and accrued expenses for the six months ended June 30, 2020 of $8.4 million due to the addition of new third-party provider payments related to businesses acquired after the first quarter of 2020 and higher accrued transaction costs; and
•Increases in prepaid expenses and other current assets of $16.1 million for the six months ended June 30, 2021 compared to increases in prepaid expenses and other current assets for the six months ended June 30, 2020 of $0.3 million due to higher prepaid insurance payments and prepaid bonus incentives.

Investing Activities

•For the six months ended June 30, 2021, net cash used in investing activities was $646.1 million, an increase of $400.2 million in cash outflows compared to net cash used in investing activities of $245.9 million for the six months ended June 30, 2020 due primarily to an increase in capital expenditures and cash used for acquisitions of subsidiaries.

Financing Activities
•Net cash provided by financing activities was $989.7 million during the six months ended June 30, 2021, an increase of $749.1 million in cash inflows compared to net cash provided by financing activities of $240.6 million during the six months ended June 30, 2020 due primarily to $935.4 million in connection with the Business Combination and PIPE financing as well as additional net proceeds from long-term debt.

Non-GAAP Financial Metrics
The following discussion includes references to EBITDA and Adjusted EBITDA which are non-GAAP financial measures. A non-GAAP financial measure is a performance metric that departs from GAAP because it excludes earnings components that are required under GAAP. Other companies may define non-GAAP financial measures differently and, as a result, our non-GAAP financial measures may not be directly comparable to those of other companies.

By definition, EBITDA consists of net income (loss) before interest, income taxes, depreciation and amortization. Adjusted EBITDA is EBITDA adjusted to add back the effect of certain expenses, such as stock-based compensation expense, de novo losses (consisting of losses incurred in the twelve months after the opening of a new facility), acquisition transaction costs (consisting of transaction costs, fair value adjustments in contingent consideration, management fees and corporate development payroll costs), restructuring and other charges, loss on extinguishment of debt, changes in fair value of an embedded derivative, and changes in fair value of warrant liabilities. Adjusted EBITDA is a key measure used by our management to assess the operating and financial performance of our Company.

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

Our use of EBITDA and Adjusted EBITDA have limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are as follows:
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

Because of these and other limitations, you should consider Adjusted EBITDA along with other GAAP-based financial performance measures, including net income, cash flow metrics and our GAAP financial results.

The following table provides a reconciliation of net income (loss) to non-GAAP financial information:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021 (as Restated)	2020 (as Revised)	2021 (as Restated)	2020 (as Revised)
Net income (loss)	$(36,289)	$(8,474)	$(52,403)	$(8,996)
Interest income	(1)	(79)	(2)	(159)
Interest expense	9,714	5,717	20,340	9,382
Income tax benefit	(2,023)	(19)	(1,309)	(32)
Depreciation and amortization expense	7,945	3,977	13,791	7,362
EBITDA	$(20,654)	$1,122	$(19,583)	$7,557
Stock-based compensation	3,609	57	3,680	112
De novo losses (1)	8,543	956	14,383	2,348
Acquisition transaction costs (2)	16,480	15,776	26,583	22,294
Restructuring and other	2,811	531	3,222	716
Loss on extinguishment of debt	13,225	—	13,225	—
Change in fair value of embedded derivative	—	306	—	306
Change in fair value of warrant liabilities	(39,215)	—	(39,215)	—
Adjusted EBITDA	$(15,201)	$18,748	$2,295	$33,333

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

We experienced a 1,940% decrease in EBITDA and a 181% decrease in our Adjusted EBITDA between the three months ended June 30, 2021 and June 30, 2020.

We experienced a 359% decrease in EBITDA and a 93% decrease in our Adjusted EBITDA between the six months ended June 30, 2021 and June 30, 2020.

The decreases relate to the Company's membership increasing, driving an increase in third-party medical expenses but with a delayed increase in capitated revenue.

Management's Discussion and Analysis of Financial Condition and Results of Operations - March 31, 2021
Restated and Revised

Key Performance Metrics
In addition to our U.S. generally accepted accounting principles ("GAAP") and non-GAAP financial information, we review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.

	March 31, 2021	March 31, 2020
Membership	116,895	61,348
Medical centers	72	45
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

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2021 (as Restated)	2020 (as Revised)
Revenue:
Capitated revenue	$261,357	$130,189
Fee-for-service and other revenue	13,245	7,582
Total revenue	274,602	137,771
Operating expenses:
Third-party medical costs	195,046	85,313
Direct patient expense	34,237	18,588
Selling, general, and administrative expenses	35,009	20,984
Depreciation and amortization expense	5,846	3,384
Transaction costs and other	9,239	6,452
Total operating expenses	279,377	134,721
(Loss) income from operations	(4,775)	3,050
Interest expense	(10,626)	(3,665)
Interest income	1	79
Total other expense	(10,625)	(3,586)
Net loss before income tax expense (benefit)	(15,400)	(536)
Income tax expense (benefit)	714	(12)
Net loss	(16,114)	(524)
Net loss attributable to non-controlling interests	(16,114)	—
Net loss attributable to PCIH	$—	$(524)

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,
(% of revenue)	2021 (as Restated)	2020 (as Revised)
Revenue:
Capitated revenue	95.2%	94.5%
Fee-for-service and other revenue	4.8%	5.5%
Total revenue	100.0%	100.0%
Operating expenses:
Third-party medical costs	71.0%	61.9%
Direct patient expense	12.5%	13.5%
Selling, general, and administrative expenses	12.7%	15.2%
Depreciation and amortization expense	2.1%	2.5%
Transaction costs and other	3.4%	4.7%
Fair value adjustment - contingent consideration	0.0%	0.0%
Management fees	0.0%	0.0%
Total operating expenses	101.7%	97.8%
(Loss) income from operations	(1.7)%	2.2%
Interest expense	(3.9)%	(2.7)%
Interest income	0.0%	0.1%
Loss on extinguishment of debt	0.0%	0.0%
Fair value adjustment - embedded derivative	0.0%	0.0%
Other expenses	0.0%	0.0%
Total other expense	(3.9)%	(2.6)%
Net loss before income tax benefit (expense)	(5.6)%	(0.4)%
Income tax benefit (expense)	0.3%	0.0%
Net loss	(5.3)%	(0.4)%
Net loss attributable to non-controlling interests	(5.9)%	0.0%
Net loss attributable to PCIH	0.5%	(0.4)%

The Company’s revenue from its revenue streams described in the preceding paragraphs for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021 (as Restated)		2020 (as Revised)
(in thousands)	Revenue $	Revenue %	Revenue $	Revenue %
Capitated revenue:
Medicare	$220,178	80.2%	$108,483	78.7%
Other capitated revenue	41,179	15.0%	21,706	15.8%
Total capitated revenue	261,357	95.2%	130,189	94.5%
Fee-for-service and other revenue:
Fee-for-service	4,548	1.7%	1,765	1.3%
Pharmacy	7,306	2.7%	5,336	3.9%
Other	1,391	0.4%	481	0.3%
Total fee-for-service and other revenue	13,245	4.8%	7,582	5.5%

Total revenue	$274,602	100.0%	$137,771	100.0%

The following table sets forth the Company’s member and member month figures as of and for the three months ended March 31, 2021 and 2020:

	As of March 31,
	2021	2020	% Change
Members:
Medicare	75,488	38,674	95.2%
Other	41,407	22,674	82.6%
Total members	116,895	61,348	90.5%

	Three Months Ended March 31,
	2021	2020	% Change
Member months:
Medicare	224,830	114,761	95.9%
Other	118,945	67,450	76.3%
Total member months	343,775	182,211	88.7%

Revenue per member per month:	(as Restated)	(as Revised)
Medicare	$979	$945
Other	$346	$322
Total	$760	$714

Owned medical centers	72	45

Comparison of the Three Months Ended March 31, 2021 and March 31, 2020
Revenue

	Three Months Ended March 31,
($ in thousands)	2021 (as Restated)	2020 (as Revised)	$ Change	% Change
Revenue:
Capitated revenue	$261,357	$130,189	131,168	100.8%
Fee-for-service and other revenue	13,245	7,582	5,663	74.7%
Total revenue	$274,602	$137,771	136,831

Capitated revenue. Capitated revenue was $261.4 million for the three months ended March 31, 2021, an increase of $131.2 million, or 100.8%, compared to $130.2 million for the three months ended March 31, 2020. The increase was driven by a 91% increase in the total number of members served and a 6% increase in total revenue per member per month. Additionally, the increase was attributable to our acquisition of Healthy Partners in the second quarter of 2020 which resulted in the addition of new members and new markets in Florida.

Fee-for-service and other revenue. Fee-for-service and other revenue was $13.2 million for the three months ended March 31, 2021, an increase of $5.7 million, or 74.7%, compared to $7.6 million for the three months ended March 31, 2020. The increase in fee-for-service revenue was attributable primarily to an increase in members served across existing centers. March 2020 was the first month we experienced a decrease in utilization of services due to the impact of COVID-19, which contributed to lower fee-for service revenue in that period. The increase in pharmacy revenue was driven by organic growth as we continued to increase the number of members served in our established pharmacies.

Operating Expenses

	Three Months Ended March 31,
($ in thousands)	2021 (as Restated)	2020 (as Revised)	$ Change	% Change
Operating expenses:
Third-party medical costs	$195,046	$85,313	$109,733	128.6%
Direct patient expense	34,237	18,588	15,649	84.2%
Selling, general, and administrative expenses	35,009	20,984	14,025	66.8%
Depreciation and amortization expense	5,846	3,384	2,462	72.8%
Transaction costs and other	9,239	6,452	2,787	43.2%
Fair value adjustment - contingent consideration	—	—	—	0.0%
Total operating expenses	$279,377	$134,721	$144,656

Third-party medical costs. Third-party medical costs were $195.0 million for the three months ended March 31, 2021, an increase of $109.7 million, or 128.6%, compared to $85.3 million for the three months ended March 31, 2020. The increase was consistent with our revenue growth and primarily driven by a 91% increase in total members. Our acquisition of Healthy Partners in the second quarter of 2020 also contributed to the addition of new members across additional counties in Florida.

Direct patient expense. Direct patient expense was $34.2 million for the three months ended March 31, 2021, an increase of $15.6 million, or 84.2%, compared to $18.6 million for the three months ended March 31, 2020. The increase was driven by increases in payroll and benefits of $5.6 million, pharmacy drugs of $1.2 million, medical supplies of $0.8 million and provider payments of $8.0 million.
Selling, general and administrative expense. Selling, general and administrative expense was $35.0 million for the three months ended March 31, 2021, an increase of $14.0 million, or 66.8%, compared to $21.0 million for the three months ended March 31, 2020. The increase was driven by higher salaries and benefits of $6.9 million, occupancy costs of $2.8 million, marketing expenses of $1.2 million, legal and professional services of $1.2 million, and other costs of $1.9 million. These increases were incurred to support the continued growth of our business and expansion into other states.

Depreciation and amortization expense. Depreciation and amortization expense was $5.8 million for the three months ended March 31, 2021, an increase of $2.5 million, or 72.8%, compared to $3.4 million for the three months ended March 31, 2020. The increase was driven by purchases of new property and equipment to support the growth of our business during the period as well as the addition of several new brand names, non-compete agreements, and payor relationships from our 2020 acquisitions.
Transaction costs and other. Transaction costs and other were $9.2 million for the three months ended March 31, 2021, an increase of $2.8 million, or 43.2%, compared to $6.5 million for the three months ended March 31, 2020. The increase was due to higher integration, legal, internal staff, and other professional fees incurred in connection with the Closing of the Business Combination.

Fair value adjustment - contingent consideration. Fair value adjustment - contingent consideration was $0.3 million for the three months ended March 31, 2021. For the three months ended March 31, 2020, there was no such adjustment. The increase was due to a change in the fair value of contingent consideration due to sellers in connection with our acquisitions.

Management fees. Management fees were $0.4 million for the three months ended March 31, 2021, an increase of $0.2 million, or 104.7%, compared to $0.2 million for the three months ended March 31, 2020. The increase was due to higher fees for financial and management consulting services.

Other Expenses

	Three Months Ended March 31,
($ in thousands)	2021 (as Restated)	2020 (as Revised)	$ Change	% Change
Interest expense	$(10,626)	$(3,665)	$(6,961)	189.9%

Interest expense. Interest expense was $10.6 million for the three months ended March 31, 2021, an increase of $7.0 million, or 189.9%, compared to $3.7 million for the three months ended March 31, 2020. The increase was primarily driven by interest incurred on our higher outstanding borrowings under the Revolving Credit Facility to fund our acquisitions.

Liquidity and Capital Resources

General
To date, we have financed our operations principally from notes payable, term loan borrowings and a revolving credit facility. As of March 31, 2021 and December 31, 2020, we had cash, cash equivalents and restricted cash of $6.6 million and $33.8 million, respectively. Our cash, cash equivalents and restricted cash primarily consist of highly liquid investments in money market funds and cash. Since our inception, we have generated significant operating losses and negative cash flows from operations.

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

After completion of this offering, the Company will be a holding company with no material assets other than its ownership of the PCIH Common Units and its managing member interest in PCIH. As a result, we will have no independent means of generating revenue or cash flow. Our ability to pay taxes, make payments under the Tax Receivable Agreement and pay dividends will depend on the financial results and cash flows of PCIH and the distributions it receives from PCIH. Deterioration in the financial condition, earnings or cash flow of PCIH for any reason could limit or impair PCIH’s ability to pay such distributions. Additionally, to the extent that we need funds and PCIH is restricted from making such distributions under applicable law or regulation or under the terms of any financing arrangements, or PCIH is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition. We anticipate that the distributions we will receive from PCIH may, in certain periods, exceed our actual tax liabilities and obligations to make payments under the Tax Receivable Agreement. Our Board, in its sole discretion, may make any determination from time to time with respect to the use of any such excess cash so accumulated, which may include, among other uses, to pay dividends on our Class A common stock. We will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders. See the section entitled “Shareholder Proposal 2: The Business Combination Proposal — Certain Agreements Related to the Business Combination — Second Amended and Restated Limited Liability Company Agreement.”

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

Under the terms of the Tax Receivable Agreement, we generally will be required to pay to the Seller, and to each other person from time to time that becomes a “TRA Party” under the Tax Receivable Agreement, 85% of the tax savings, if any, that we are deemed to realize in certain circumstances as a result of certain tax attributes that exist following the Business Combination and that are created thereafter, including as a result of payments made under the Tax Receivable Agreement. To the extent payments are made pursuant to the Tax Receivable Agreement, we generally will be required to pay to JAWS Sponsor LLC, and to each other person from time to time that becomes a “Sponsor Party” under the Tax Receivable Agreement such Sponsor Party’s proportionate share of, an amount equal to such payments multiplied by a fraction with the numerator 0.15 and the denominator 0.85. The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired unless we exercise our right to terminate the Tax Receivable Agreement for an amount representing the present value of anticipated future tax benefits under the Tax Receivable Agreement or certain other acceleration events occur. These payments are the obligation of the Company and not of PCIH. Any payments made by us under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us or PCIH and, to the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us.

We believe that following the Closing of the Business Combination, our cash, cash equivalents and restricted cash will be sufficient to fund our operating and capital needs for at least the next 12 months. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary because of, and our future capital requirements will depend on, many factors, including our growth rate, medical expenses, and the timing and extent of our expansion into new markets. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, and financial condition would be adversely affected.

Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

	Three Months Ended March 31,
($ in thousands)	2021	2020
Net cash used in operating activities	$(14,688)	$(2,094)
Net cash used in investing activities	(9,699)	(59,193)
Net cash provided by (used in) financing activities	(2,818)	35,570
Net decrease in cash, cash equivalents and restricted cash	(27,205)	(25,717)
Cash, cash equivalents and restricted cash at beginning of year	33,807	29,192
Cash, cash equivalents and restricted cash at end of period	$6,602	$3,475

Operating Activities
For the three months ended March 31, 2021, net cash used in operating activities was $14.7 million an increase of $12.6 million compared to net cash used in operating activities of $2.1 million for the three months ended March 31, 2020. Significant changes impacting net cash used in operating activities were as follows:
•Net loss for the three months ended March 31, 2021 of $16.1 million compared to net loss for the three months ended March 31, 2020 of $0.5 million;
•Increases in accounts receivable, net of $6.9 million for the three months ended March 31, 2021 compared to $9.3 million for the three months ended March 31, 2020 was primarily due to an increase in net loss; and
•Increases in prepaid expenses and other current assets of $6.5 million for the three months ended March 31, 2021 compared to increases in prepaid expenses and other current assets for the three months ended March 31, 2020 of $1.1 million due to prepaid insurance payments.
•Offset by Increases in accounts payable and accrued expenses for the three months ended March 31, 2021 of $6.0 million compared to $3.4 million for the three months ended March 31, 2020 was due to the addition of new third-party provider payments related to businesses acquired after the first quarter of 2020.

Investing Activities
For the three months ended March 31, 2021, net cash used in investing activities was $9.7 million, a decrease of $49.5 million compared to net cash used in investing activities of $59.2 million for the three months ended March 31, 2020. Significant changes impacting net cash used in investing activities were as follows:
•Increase in cash used for acquisitions of subsidiaries for the three months ended March 31, 2021 of $0.9 million compared to an increase of $55.2 million for the three months ended March 31, 2020; and
•Decrease in due to sellers for the three months ended March 31, 2021 of $6.2 million compared to a decrease of $1.4 million for the three months ended March 31, 2020.

Financing Activities
Net cash used in financing activities was $2.8 million during the three months ended March 31, 2021, a decrease of $38.4 million compared to net cash provided by financing activities of $35.6 million during the three months ended March 31, 2020. Significant changes impacting net cash used in and provided by financing activities were as follows:
•No contributions from the Seller for the three months ended March 31, 2021 as compared to contributions of $10.6 million for the three months ended March 31, 2020;
•No proceeds from long-term debt for the three months ended March 31, 2021 as compared to proceeds of $20.0 million for the three months ended March 31, 2020; and
•No proceeds from the revolving credit facility for the three months ended March 31, 2021 as compared to proceeds of $4.0 million for the three months ended March 31, 2020.

Non-GAAP Financial Metrics
The following discussion includes references to EBITDA and Adjusted EBITDA which are non-GAAP financial measures. A non-GAAP financial measure is a performance metric that departs from GAAP because it excludes earnings components that are required under GAAP. Other companies may define non-GAAP financial measures differently and, as a result, our non-GAAP financial measures may not be directly comparable to those of other companies.

By definition, EBITDA consists of net income (loss) before interest, income taxes, depreciation and amortization. Adjusted EBITDA is EBITDA adjusted to add back the effect of certain expenses, such as stock-based compensation expense, de novo losses (consisting of losses incurred in the twelve months after the opening of a new facility), acquisition transaction costs (consisting of transaction costs, fair value adjustments to contingent consideration, management fees and corporate development payroll costs), restructuring and other charges, fair value adjustments to an embedded derivative, and loss on extinguishment of debt. Adjusted EBITDA is a key measure used by our management to assess the operating and financial performance of our Company.

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

Our use of EBITDA and Adjusted EBITDA have limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are as follows:

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

Because of these and other limitations, you should consider Adjusted EBITDA along with other GAAP-based financial performance measures, including net income, cash flow metrics and our GAAP financial results.

The following table provides a reconciliation of net loss from operations to non-GAAP financial information:

	Three Months Ended March 31,
($ in thousands)	2021 (as Restated)	2020 (as Revised)
Net loss	$(16,114)	$(524)
Interest income	(1)	(79)
Interest expense	10,626	3,665
Income tax expense (benefit)	714	(12)
Depreciation and amortization expense	5,846	3,384
EBITDA	$1,071	$6,434
Stock-based compensation	71	54
De novo losses	5,839	1,392
Acquisition transaction costs (1)	10,103	6,519
Restructuring and other	411	185
Adjusted EBITDA	$17,495	$14,584

(1) Acquisition transaction costs included $0.9 million and $0.1 million of corporate development payroll costs for the three months ended March 31, 2021 and 2020, respectively.

We experienced a 83% decrease in EBITDA which was primarily due to the increase in net loss. In addition, we experienced a 20% increase in Adjusted EBITDA primarily due to increases in denovo losses and acquisition tranactions costs.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.

Interest Rate Risk
As of December 31, 2021 and December 31, 2020, we had cash, cash equivalents and restricted cash of $163.2 million and $33.8 million, respectively, which are held for working capital purposes. We do not make investments for trading or speculative purposes.

As of December 31, 2021 the total amount of outstanding debt under Team Loan 3 and the Senior Notes was $944.4 million. As of December 31, 2021, the Term Loan borrowings bore interest of 5.25%. The current stated interest rate for the Term Loan borrowings and Revolving Credit Facility was 5.25%. The effective interest rate for the Term Loan borrowings was 5.74% as of December 31, 2021. As of December 31, 2021, Term Loan borrowings are subject to interest at a rate per annum equal to (1) the LIBOR for a one month interest period on such day, as adjusted via multiplication by the Credit Suisse’s statutory reserve rate and subject to a floor of 0.75% on the adjusted rate only for the initial term loan and the delayed draw term loans, plus (2) the applicable rate of (a) 4.75% and (b) 4.5% after the Closing Date of the Business Combination, provided that if the Company achieves a public corporate rating from S&P of at least B and a public credit rating from Moody’s of at least B2, then for as long as such ratings remain in effect, a rate of 4.25% shall be applicable. The Senior Notes bore interest at a fixed rate of 6.25%.

We are exposed to market risk through our Term Loan 3 borrowings. On January 14, 2022, we entered into the Sixth Amendment to the Credit Agreement, dated as of November 23, 2020, pursuant to which the outstanding principal amount of approximately $644.4 million of senior secured term loans maturing November 23, 2027 (the “Existing Term Loan”) were replaced with an equivalent amount of new term loan (the “New Term Loan”) having substantially similar terms as the Existing Term Loan, except with respect to the interest rate applicable to the New Term Loan, with the implementation of a forward-looking term rate based on the secured overnight financing rate (“Term SOFR”) as the replacement of LIBOR as the benchmark interest rate for borrowings, and certain other provisions. The New Term Loan replaced the Existing Term Loan in full. The interest rate applicable to the New Term Loan was revised to Term SOFR plus 4.00%, plus the applicable credit spread adjustment (with a Term SOFR floor of 0.50%). Assuming these terms were applicable to the December 31, 2021 Term Loan 3 balance at the beginning of 2021, on an annual basis, a 100-basis point increase in our floating interest rate would have increased interest expense by $3.5 million. A similar 100-basis point decrease in our floating rate would have had no impact on our interest expense. Both scenarios are affected by rate floor provisions in our credit agreement.

Inflation Risk

We believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Item 8. Financial Statements and Supplementary Information

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cano Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cano Health, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, shareholders' equity / members’ capital and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2016-02, Leases (Topic 842)

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for leases as a result of the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), effective January 1, 2021.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for capitated revenue
Description of the Matter	As described in Note 2 to the consolidated financial statements, for the year ended December 31, 2021, the Company recorded $1.5 billion in capitated revenue, which was the most significant portion of total revenue for the Company. Capitated revenue is generated from arrangements made with various Medicare Advantage, Medicaid and Medicare Direct Contracting managed care payors whereby the Company receives a fixed payment per member per month (“PMPM”) for a defined member population and is then financially responsible for the cost of healthcare services required by that member population. Due to the nature of the agreements, revenues are based upon estimated PMPM amounts that the Company expects to be entitled to receive from the health plans or the Centers for Medicare & Medicaid Services (“CMS”), including adjustments to the premiums received based on final risk score determination. The Company estimates the Medicare Risk Adjustments ("MRA's") receivable, which is an estimate derived from adjustments based on the health status of members and demographic characteristics of the plan. The health status of members is used to determine a risk score which is determined by comparing what was received from the third-party health plan or CMS to what should have been received based on the health status of the enrolled member. The Company engages a third-party actuary to determine an independent range of the revenue generated from risk-score adjustments expected to be received in the subsequent fiscal year. This amount of estimation represents $21.1 million as of December 31, 2021.
How We Addressed the Matter in Our Audit	Auditing the Company’s accounting for the estimated portion of capitated revenue was complex and required significant auditor judgment due to the significant estimation uncertainty related to the estimated risk score and the related MRA receivables described above.
To test the estimated portion of capitated revenue, our audit procedures included, among others, understanding the significant assumptions used by the independent actuary in estimating the capitated revenue relating to the risk score and the related MRA receivables. This included obtaining a sample of the underlying data utilized in the actuarial estimate directly from the third-party health plans and reviewing and recalculating a sample of individual member risk score calculations. We engaged internal actuarial specialists to evaluate the methodology and significant assumptions of the independent third-party actuarial analysis that management utilizes to record the estimate. Our testing also included performing a predictive analytic, for a sample of health plans, of the capitated revenue relating to the risk score. To facilitate this analytic, for the sample selected, we agreed historical MRA settlements to the service fund reports and confirmed data directly with third-party health plans. We also performed a comparison of cash collected to the prior year estimate.

Accounting for medical costs and unpaid service provider costs
Description of the Matter	As described in Note 2 to the consolidated financial statements, as of December 31, 2021, the Company had $129.1 million in liabilities for unpaid claims for medical services provided to its members by third parties. The Company develops an accrual for medical costs incurred but not reported (“IBNR”), which includes estimates for claims that have not been processed by the third-party health plan or CMS, using a process that is consistently applied and centrally controlled to develop PMPM medical cost estimates that are consistent with the most recently completed periods. IBNR amounts are estimated using accumulated historical data, adjusted for current experience. Management compares its estimate to that of an independent third-party actuarial analysis that management obtained to corroborate its estimate and records adjustments if there are material differences.
How We Addressed the Matter in Our Audit	Auditing management’s estimate of the liability for unpaid service provider costs involved auditor judgment because the liability requires the Company to estimate medical services incurred but not reported, which involves judgment in the selection of assumptions (time from date of service to claim processing, health care professional contract rate changes, medical care utilization and other medical cost trends) used in the estimation process. These assumptions have a significant effect on the estimate for the liability for unpaid service provider costs.
To test the Company’s liability for unpaid claims, our audit procedures included, among others, obtaining directly from the third-party health plan a sample of historical claims paid and membership data provided by the health plans used in developing the Company’s actuarial estimate of the liability for unpaid service provider costs. In addition, we engaged our internal actuarial specialists to assist in evaluating the key assumptions and methodologies in the calculation and to independently calculate a range of reasonable reserve estimates for the liability for unpaid service provider costs to compare to what was recorded by the Company. We reviewed IBNR estimates made by the Company as compared to total paid claims activity for prior completed months.
Accounting for business combinations
Description of the Matter	As described in Notes 2 and 3 to the consolidated financial statements, for the year ended December 31, 2021, the Company paid $1.1 billion for businesses acquired during the period. In determining the appropriate purchase price allocation, the Company must determine the enterprise value (fair value) of the acquired entities. This determination requires significant subjective assumptions, particularly in regard to the use of prospective financial information, which includes projecting revenue growth rates and operating expenses of the acquired entities. Further, the Company must also identify and value any intangible assets acquired, which also involves the use of projected financial information.
How We Addressed the Matter in Our Audit	Auditing management’s assumptions used in determining enterprise value and the valuation of intangible assets involved auditor judgment because of the forward-looking and subjective nature of the assumptions. These assumptions have a significant effect on the determination of enterprise value and the recorded purchase price allocation.
To test the Company’s assumptions, our audit procedures included, among others, comparing the prospective financial information used, including future revenues growth rates and cash flows, to the historical performance of the acquired businesses. We also compared the future cash flows of intangible assets to certain similar intangible assets and other historical acquisitions. Additionally, we engaged our internal specialists to assist in evaluating the key assumptions and methodologies in the calculation and to independently calculate ranges for certain of these assumptions in order to set our expectations for the Company’s assigned purchase price allocation for material acquisitions.
/s/ Ernst & Young LLP
We have served as the Company's auditor since 2020.
Miami, FL
March 14, 2022

CANO HEALTH, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash, cash equivalents and restricted cash	$163,170	$33,807
Accounts receivable, net of unpaid service provider costs (Related parties comprised $0 and $41,950 as of December 31, 2021 and December 31, 2020, respectively)	133,433	67,353
Inventory	1,107	922
Prepaid expenses and other current assets	19,525	8,937
Total current assets	317,235	111,019
Property and equipment, net (Related parties comprised $19,510 and $22,659 as of December 31, 2021 and December 31, 2020, respectively)	85,261	38,126
Operating lease right-of-use assets	132,173	—
Goodwill	769,667	234,328
Payor relationships, net	576,648	189,570
Other intangibles, net	248,973	36,785
Other assets	13,582	4,362
Total assets	$2,143,539	$614,190
Liabilities and stockholders' equity / members' capital
Current liabilities:
Current portion of notes payable	$6,493	$4,800
Current portion of equipment loans	510	314
Current portion of finance lease liabilities	1,295	876
Current portion of contingent consideration	3,123	—
Accounts payable and accrued expenses (Related parties comprised $0 and $112 as of December 31, 2021 and December 31, 2020, respectively)	72,772	31,370
Deferred revenue (Related parties comprised $0 and $988 as of December 31, 2021 and December 31, 2020, respectively)	1,815	988
Current portions due to sellers	25,414	26,554
Current portion of operating lease liabilities	15,275	—
Other current liabilities	34,339	2,278
Total current liabilities	161,036	67,180
Notes payable, net of current portion and debt issuance costs	915,266	456,745
Long term portion of operating lease liabilities	122,935	—
Warrant liabilities	80,144	—
Equipment loans, net of current portion	1,329	873
Long term portion of finance lease liabilities	2,181	1,580
Deferred revenue, net of current portion (Related parties comprised of $0 and $4,277 as of December 31, 2021 and December 31, 2020, respectively)	4,244	4,277
Due to sellers, net of current portion	479	13,976
Contingent consideration	35,300	5,172
The accompanying Notes are an integral part of these Consolidated Financial Statements

CANO HEALTH, INC.
CONSOLIDATED BALANCE SHEETS

Other liabilities (Related parties comprised $0 and $8,142 as of December 31, 2021 and December 31, 2020, respectively)	22,057	14,762
Total liabilities	1,344,971	564,565
Stockholders’ Equity / Members' Capital
Shares of Class A common stock $0.0001 par value (6,000,000,000 shares authorized and 180,113,551 shares issued and outstanding at December 31, 2021)	18	—
Shares of Class B common stock $0.0001 par value (1,000,000,000 shares authorized and 297,385,981 shares issued and outstanding at December 31, 2021)	30	—
Members' capital	—	157,591
Additional paid-in capital	397,443	—
Accumulated deficit	(78,760)	(107,832)
Notes receivable, related parties	—	(134)
Total Stockholders' Equity / Members’ Capital attributable to Class A common stockholders	318,731	49,625
Non-controlling interests	479,837	—
Total Stockholders' Equity / Members’ Capital	798,568	49,625
Total Liabilities and Stockholders' Equity / Members’ Capital	$2,143,539	$614,190

The accompanying Notes are an integral part of these Consolidated Financial Statements

CANO HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(in thousands, except share and per share data)	2021	2020	2019
Revenue:
Capitated revenue (Related parties comprised $307,684, $235,509 and $0 for the years ended December 31, 2021, 2020 and 2019, respectively)	$1,529,120	$796,373	$340,901
Fee-for-service and other revenue (Related parties comprised $645, $832 and $558 for the years ended December 31, 2021, 2020 and 2019, respectively)	80,249	35,203	20,483
Total revenue	1,609,369	831,576	361,384
Operating expenses:
Third-party medical costs (Related parties comprised $249,819, $175,440 and $0 for the years ended December 31, 2021, 2020 and 2019, respectively)	1,231,047	564,987	242,572
Direct patient expense (Related parties comprised $4,882, $3,119 and $2,014 for the years ended December 31, 2021, 2020 and 2019, respectively)	179,353	101,358	42,100
Selling, general, and administrative expenses (Related parties comprised $12,366, $4,193 and $1,855 for the years ended December 31, 2021, 2020 and 2019, respectively)	252,133	103,962	59,148
Depreciation and amortization expense	49,441	18,499	6,822
Transaction costs and other (Related parties comprised $2,331, $6,275 and $2,786 for the years ended December 31, 2021, 2020 and 2019, respectively)	44,262	42,945	17,583
Change in fair value of contingent consideration	(11,680)	65	2,845
Total operating expenses	1,744,556	831,816	371,070
Loss from operations	(135,187)	(240)	(9,686)
Other income and expense:
Interest expense	(51,291)	(34,002)	(10,163)
Interest income (Related parties comprised $0, $316 and $315 for the years ended December 31, 2021, 2020 and 2019, respectively)	4	320	319
Loss on extinguishment of debt	(13,115)	(23,277)	—
Change in fair value of embedded derivative	—	(12,764)	—
Change in fair value of warrant liabilities	82,914	—	—
Other expenses	(48)	(450)	(250)
Total other income (expense)	18,464	(70,173)	(10,094)
Net loss before income tax expense	(116,723)	(70,413)	(19,780)
Income tax expense	14	651	—
Net loss	$(116,737)	$(71,064)	$(19,780)
Net loss attributable to non-controlling interests	(98,717)	—	—
Net loss attributable to Class A common stockholders	$(18,020)	$—	$—

Net loss per share attributable to Class A common stockholders, basic	$(0.11)	N/A	N/A
Net loss per share attributable to Class A common stockholders, diluted	$(0.28)	N/A	N/A
Weighted-average shares outstanding:
Basic	170,507,194	N/A	N/A
Diluted	475,697,225	N/A	N/A
The accompanying Notes are an integral part of these Consolidated Financial Statements

CANO HEALTH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY / MEMBERS' CAPITAL

(in thousands, except shares)	Members' Capital		Class A Shares		Class B Shares		Additional Paid-in Capital	Notes Receivable	Accumulated Deficit	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE—December 31, 2018	—	$53,230	—	$—	—	$—	$—	$(127)	$(15,818)	$485	$37,770
Members’ contributions	—	60,655	—	—	—	—	—	—	—	—	60,655
Issuance of securities by Primary Care (ITC) Holdings, LLC in connection with acquisitions	—	9,250	—	—	—	—	—	—	—	—	9,250
Profit interest units relating to equity-based compensation	—	182	—	—	—	—	—	—	—	—	182
Repurchase of securities by Primary Care (ITC) Holdings, LLC	—	(100)	—	—	—	—	—	—	—	—	(100)
Issuance of securities by Primary Care (ITC) Holdings, LLC in connection with payment on due to seller balance	—	25	—	—	—	—	—	—	—	—	25
Notes receivable-related parties	—	—	—	—	—	—	—	(3)	—	—	(3)
Net loss	—	—	—	—	—	—	—	—	(19,780)	—	(19,780)
Members' distributions	—	—	—	—	—	—	—	—	(1,165)	—	(1,165)
BALANCE—December 31, 2019	—	$123,242	—	$—	—	$—	$—	$(130)	$(36,763)	$485	$86,834
Members’ contributions	—	103,016	—	—	—	—	—	—	—	—	103,016
Issuance of securities by Primary Care (ITC) Holdings, LLC in connection with acquisitions	—	34,300	—	—	—	—	—	—	—	—	34,300
Profit interest units relating to equity-based compensation	—	528	—	—	—	—	—	—	—	—	528
The accompanying Notes are an integral part of these Consolidated Financial Statements

CANO HEALTH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY / MEMBERS' CAPITAL

Issuance of securities by Primary Care (ITC) Holdings, LLC in connection with payment on due to seller balance	—	2,158	—	—	—	—	—	—	—	—	2,158
Purchase of non-controlling interests by Primary Care (ITC) Holdings, LLC	—	490	—	—	—	—	—	—	(5)	(485)	—
Notes receivable-related parties	—	—	—	—	—	—	—	(4)	—	—	(4)
Net loss	—	—	—	—	—	—	—	—	(71,064)	—	(71,064)
Members' distributions	—	(106,143)	—	—	—	—	—	—	—	—	(106,143)
BALANCE—December 31, 2020	14,629,533	$157,591	—	$—	—	$—	$—	$(134)	$(107,832)	$—	$49,625
Retrospective application of reverse recapitalization	292,214,129	(157,560)	—	—	—	—	157,560	—	—	—	—
ADJUSTED BALANCE - December 31, 2020	306,843,662	$31	—	$—	—	$—	$157,560	$(134)	$(107,832)	$—	$49,625
Net loss prior to business combination	—	—	—	—	—	—	—	—	(65,213)	—	(65,213)
Business combination and PIPE financing	(306,843,662)	(31)	166,243,491	17	306,843,662	31	169,093	—	112,305	491,678	773,093
Stock-based compensation expense	—	—	—	—	—	—	27,983	—	—	—	27,983
Issuance of common stock for acquisitions	—	—	4,412,379	—	—	—	64,470	—	—	—	64,470
Exchange of Class B common stock for Class A common stock	—	—	9,457,681	1	(9,457,681)	(1)	14,853	—	—	(14,853)	—
Impact of transactions affecting non-controlling interests	—	—	—	—	—	—	(36,516)	—	—	36,516	—
Settlement of notes receivable, net	—	—	—	—	—	—	—	134	—	—	134
Net loss	—	—	—	—	—	—	—	—	(18,020)	(33,504)	(51,524)
BALANCE—December 30, 2021	—	$—	180,113,551	$18	297,385,981	$30	$397,443	$—	$(78,760)	$479,837	$798,568

The accompanying Notes are an integral part of these Consolidated Financial Statements

CANO HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2021	2020	2019
Cash Flows from Operating Activities:
Net loss	$(116,737)	$(71,064)	$(19,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	49,441	18,499	6,822
Change in fair value of contingent consideration	(11,680)	65	2,845
Change in fair value of embedded derivative	—	12,764	—
Change in fair value of warrant liabilities	(82,914)	—	—
Loss on extinguishment of debt	13,115	23,277	—
Amortization of debt issuance costs	4,887	6,716	539
Non-cash lease expense	664	—	—
Write off of other receivables	—	531	—
Stock-based compensation	27,983	528	182
Paid in kind interest expense	—	7,287	—
Changes in operating assets and liabilities:
Accounts receivable, net (Related parties comprised $0, $343 and $(71) for the years ended December 31, 2021, 2020 and 2019, respectively)	(15,135)	(30,309)	(17,640)
Inventory	(185)	(275)	(373)
Other assets	(16,409)	(2,760)	(1,119)
Prepaid expenses and other current assets	(11,779)	(5,152)	(2,086)
Accounts payable and accrued expenses (Related parties comprised $0 $60 and $0 for the years ended December 31, 2021, 2020, and 2019, respectively)	33,723	27,325	10,330
Interest accrued due to seller	1,464	1,698	1,234
Payment of paid in kind interest on extinguishment of debt	—	(7,287)	—
Deferred rent (Related parties comprised $0, $0 and $0 for the years ended December 31, 2021, 2020, and 2019, respectively)	—	1,147	956
Deferred revenue (Related parties comprised $0, $5,265 and $0 for the years ended December 31, 2021, 2020, and 2019, respectively)	693	5,265	—
Other liabilities (Related parties comprised $(92) $8,234 and $0 for the years ended December 31, 2021, 2020, and 2019, respectively)	(5,658)	2,510	2,625
Net cash used in operating activities	(128,527)	(9,235)	(15,465)

Cash Flows from Investing Activities:
Purchase of property and equipment (Related parties comprised $(8,059), $(7,202) and $(5,343) for the years ended December 31, 2021, 2020, and 2019, respectively)	(34,354)	(12,072)	(9,310)
Acquisitions of subsidiaries including non-compete intangibles, net of cash acquired	(1,070,307)	(207,625)	(83,355)
Payments (to) from sellers	(26,587)	(53,201)	1,944
Other (Related parties comprised $0, $4,496 and $(4) for the years ended December 31, 2021, 2020, and 2019, respectively)	—	4,532	(63)
The accompanying Notes are an integral part of these Consolidated Financial Statements

CANO HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Net cash used in investing activities	(1,131,248)	(268,366)	(90,784)

Cash Flows from Financing Activities:
Contributions from member	—	103,016	60,655
Distributions to member	—	(106,143)	(1,165)
Business combination and PIPE financing	935,362	—	—
Payments of long-term debt	(657,917)	(318,754)	(2,017)
Debt issuance costs	(17,394)	(31,111)	(762)
Proceeds from long-term debt	1,120,000	664,096	76,200
Prepayment fees on extinguishment of debt	—	(27,969)	—
Proceeds from revolving credit facility	—	9,700	18,050
Repayments of revolving credit facility	—	(9,700)	(18,050)
Proceeds from insurance financing arrangements	1,701	2,865	866
Payments of principal on insurance financing arrangements	(1,701)	(2,865)	(866)
Repayments of equipment loans	(314)	(235)	(226)
Repayments of capital lease obligations	(1,227)	(684)	(547)
Employee stock purchase plan contributions	10,494	—	—
Other	134	—	(100)
Net cash provided by financing activities	1,389,138	282,216	132,038

Net increase in cash, cash equivalents and restricted cash	129,363	4,615	25,789
Cash, cash equivalents and restricted cash at beginning of year	33,807	29,192	3,403
Cash, cash equivalents and restricted cash at end of period	$163,170	$33,807	$29,192

Supplemental cash flow information:
Interest paid	41,844	22,615	8,690
Income taxes paid	1,150	—	—

Non-cash investing and financing activities:
Right-of-use assets obtained in exchange of lease liabilities	152,608	—	—
Issuance of securities by Cano Health, Inc. in connection with acquisitions	64,469	—	—
Issuance of securities in PCIH in connection with acquisitions	—	34,300	9,250
Contingent consideration in connection with acquisitions	47,900	2,695	—
Due to sellers in connection with acquisitions	1,295	13,593	39,751
Addition to construction in process funded through accounts payable	2,200	—	—
Humana Affiliate Provider clinic leasehold improvements	11,866	8,142	—
Capital lease obligations entered into for property and equipment	—	1,331	1,344
Equipment loan obligations entered into for property and equipment	967	103	1,109
Issuance of security in exchange for balance due to sellers	—	2,158	25

The accompanying Notes are an integral part of these Consolidated Financial Statements

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF BUSINESS AND OPERATIONS

Nature of Business

Cano Health, Inc. (“Cano Health”, or the “Company”), formerly known as Primary Care (ITC) Intermediate Holdings, LLC (“PCIH”), provides value-based medical care for its members through a network of primary care physicians across the U.S. and Puerto Rico. The Company focuses on high-touch population health and wellness services to Medicare Advantage, Medicare Global and Professional Direct Contracting ("DC"), Medicare patients under Accountable Care Organizations (ACO) and Medicaid capitated members, particularly in underserved communities by leveraging a proprietary technology platform to deliver high-quality health care services, resulting in superior clinical outcomes at competitive costs. The Company also operates pharmacies in the network for the purpose of providing a full range of managed care services to its members.

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

Following the consummation of the Business Combination, substantially all of the Company’s assets and operations are held and conducted by PCIH and its subsidiaries. As the Company is a holding company with no material assets other than its ownership of PCIH Common Units and its managing member interest in PCIH, the Company has no independent means of generating revenue or cash flow. The Company’s ability to pay taxes and pay dividends depend on the financial results and cash flows of PCIH and the distributions it receives from PCIH. The Company’s only assets are equity interests in PCIH, which represented a 35.1% and 37.7% controlling ownership as of the Closing Date and December 31, 2021, respectively. Certain members of PCIH who retained their common unit interests in PCIH held the remaining 64.9% and 62.3% non-controlling ownership interests as of the Closing Date and December 31, 2021, respectively. These members hold economic interest in PCIH through PCIH Common Units and a corresponding number of non-economic Class B common stock, which enables the holder to one vote per share.

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

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following the closing of the Business Combination, Class A stockholders owned direct controlling interests in the combined results of PCIH and Cano Health, Inc. while the Seller as the sole Class B stockholder owned indirect economic interests in PCIH shown as non-controlling interests in the audited consolidated financial statements of Cano Health, Inc. The indirect economic interests are held by the Seller in the form of PCIH Common Units that can be redeemed for Class A common stock together with the cancellation of an equal number of shares of Class B common stock in Cano Health, Inc. The non-controlling interests will decrease as shares of Class B common stock and PCIH Common Units are exchanged for shares of Class A common stock in Cano Health, Inc. Following the redemption of 6,509 public shares outstanding for $65,090 held in the trust account, the respective controlling interest and non-controlling interests in Cano Health, Inc. and PCIH were 35.1% and 64.9% resulting from the closing of the Business Combination.

On June 11, 2021, PCIH acquired University Health Care and its affiliates for a total consideration of $607.9 million. The equity issued on the acquisition close date equated to 4.1 million shares of Class A common stock in Cano Health, Inc. based on a share price of $14.79 per share. Further, in the third quarter of 2021, an additional 0.1 million shares of Class A common stock in Cano Health, Inc. were issued in connection with other acquisitions and 1.2 million PCIH Common Units were exchanged for shares of Class A common stock. As noted above, as of December 31, 2021, the controlling interest and non-controlling interest in Cano Health, Inc. and PCIH was 37.7% and 62.3%, respectively.

The following table reconciles the elements of the Business Combination to the consolidated statements of cash flows and the consolidated statements of changes in equity for the year ended December 31, 2021:

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

Principles of Consolidation

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The portion of an entity not wholly-owned by the Company is presented as non-controlling interests. All significant intercompany balances and transactions are eliminated in consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting policies consistent with those of the Company.

The Company has interests in various entities and considers itself to control an entity if it is the majority owner of or has voting control over such entity. The Company also assesses control through means other than voting rights (“variable interest entities” or “VIEs”) and determines which business entity is the primary beneficiary of the VIE. The Company consolidates VIEs when it is determined that the Company is the primary beneficiary of the VIE. Included in the consolidated results of the Company are Cano Health Texas, PLLC, Cano Health Nevada, PLLC, Cano Health California, PC and Cano Health Illinois, PLLC (collectively, the "Physicians Groups"), which the Company has concluded are VIEs. All material intercompany accounts and transactions have been eliminated in consolidation.

Emerging Growth Company Status

Upon the completion of the Business Combination, the Company qualified to be an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. Accordingly, we elected to use this extended transition period for complying with new or revised accounting standards applicable to public companies until we are no longer an emerging growth company.

Effective December 31, 2021, we lost our EGC status and are deemed a large accelerated filer based upon our public float according to Rule 12b-2 of the Exchange Act. As a result, we will adopt new or revised accounting pronouncements at dates applicable to public companies as further described in Note 2, “Summary of Significant Accounting Policies—Recent Accounting Pronouncements” to our audited consolidated financial statements.

Risks and Uncertainties

As of December 31, 2021, the Company’s coverage area is primarily in the State of Florida. Given this concentration, the Company is subject to adverse economic, regulatory, or other developments in the State of Florida that could have a material adverse effect on the Company’s financial conditions and operations. In addition, federal, state and local laws and regulations concerning healthcare affect the healthcare industry. The Company’s long-term success is dependent on the ability to successfully generate revenues; maintain or reduce operating costs; obtain additional funding when needed; and ultimately, achieve profitable operations. The Company is not able to predict the content or impact of future changes in laws and regulations affecting the healthcare industry; however, management believes that its existing cash position will be sufficient to fund operating and capital expenditure requirements through at least twelve months from the date of issuance of these consolidated financial statements.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).

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

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

While Jaws was the legal acquirer in the Business Combination, because the Company was deemed the accounting acquirer, the historical financial statements of PCIH became the historical financial statements of the combined company upon the consummation of the Business Combination. As a result, the consolidated financial statements reflect the historical operating results of PCIH prior to the Business Combination, the combined results of Jaws and the Company following the close of the Business Combination, the assets and liabilities of the Company at their historical cost, and the Company’s equity structure for all periods presented.

Pursuant to the Primary Care (ITC) Intermediate Holdings, LLC Second Amended and Restated Limited Liability Company Agreement, dated June 3, 2021, PCIH is required to issue limited liability company units to Cano Health, Inc. if Cano Health, Inc. issues any equity securities, on substantially the same terms, such that the capitalization structure of PCIH shall mirror the capitalization structure of Cano Health, Inc. During the year ended December 31, 2021, Cano Health, Inc. issued in the aggregate 4.4 million shares of Class A common stock in connection with certain acquisitions. Accordingly, in November 2021, PCIH issued 4.4 million limited liability company units to Cano Health, Inc. The issuance of these Units resulted in a $41.4 million increase in the Company's non-controlling interests and a corresponding decrease in additional paid in capital during the year.
Warrant Liabilities

The Company assumed 23.0 million public warrants ("Public Warrants") and 10.53 million private placement warrants ("Private Placement Warrants") upon the consummation of the Business Combination. The Company may issue or assume common stock warrants that are recorded as either liabilities or equity in accordance with the respective accounting guidance. The warrants, which are recorded as liabilities, are recorded at their fair value within warrant liabilities on the consolidated balance sheets, and remeasured on each reporting date with changes in fair value of warrant liabilities recorded in revaluation of warrant liabilities on the Company’s consolidated statements of operations.

The Public Warrants became exercisable 30 days after the consummation of the Business Combination, which occurred on June 3, 2021. The Public Warrants will expire five years after the consummation of the Business Combination, or earlier upon redemption or liquidation.

The Private Placement Warrants are identical to the Public Warrants, except that so long as the Private Placement Warrants are held by the Sponsor or any of its permitted transferees, the Private Placement Warrants: (i) may be exercised for cash or on a “cashless basis”, (ii) shall not be redeemable by the Company when the Class A ordinary shares equal or exceed $18.00, and (iii) shall only be redeemable by the Company when the Class A ordinary shares are less than $18.00 per share, subject to certain adjustments.

The Company evaluated the Public Warrants and Private Placement Warrants and concluded that they do not meet the criteria to be classified as shareholders’ equity in accordance with ASC 815-40, “Derivatives and Hedging–Contracts in Entity’s Own Equity” ("ASC 815"). The Public Warrants and Private Placement Warrants meet the definition of a derivative under ASC 815. The Company has recorded these warrants as liabilities on its consolidated balance sheets. Changes in their respective fair values are recognized in the statement of operations at each reporting date.

Revenue Recognition

The Company recognizes revenue when a customer obtains control of the promised goods or services. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five-step model in order to determine this amount: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services the Company transfers to the customer (i.e., patient). Management reviews contracts at inception to determine which performance obligations must be satisfied and which of these performance obligations are distinct. The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied.

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company derives its revenue primarily from its capitated fees for medical services provided under capitated arrangements, fee-for-service arrangements, and revenue from the sale of pharmaceutical drugs.

Capitated revenue is derived from fees for medical services provided by the Company under capitated arrangements with health maintenance organizations’ (“HMOs”) health plans and revenue is recorded as a stand-ready obligation over time. Capitated revenue consists of revenue earned through Medicare as well as through commercial and other non-Medicare governmental programs, such as Medicaid, which is captured as other capitated revenue. The Company is required to deliver primary care physician services to the enrolled member population and is responsible for medical expenses related to healthcare services required by that patient group, including services not provided by the Company. Since the Company controls the primary care physician services provided to enrolled members, the Company acts as a principal. The gross fees under these contracts are reported as revenue and the cost of provider care is included in third-party medical costs. The Company reconciles with health plans and collects plan surpluses every 30 to 120 days depending on the plan. Neither the Company nor any of its affiliates is a registered insurance company because state law in the states in which they operate does not require such registration for risk-bearing providers.

The Company groups contractual terms into one portfolio because these arrangements are similar. The Company identifies a single performance obligation to stand-ready to provide healthcare services to enrolled members. Capitated revenue is recognized in the month in which the Company is obligated to provide medical care services. The transaction price for the Medicare Advantage and Medicare Direct Contracting services provided (and other programs including Accountability Care Organizations) depends upon the pricing established by the Centers for Medicare & Medicaid (“CMS”) and includes rates that are based on the cost of medical care within a local market and the average utilization of healthcare services by the members enrolled. The transaction price is variable since the rates are risk adjusted based on health status (acuity) of members and demographic characteristics of the enrolled members. MRA revenues are estimated using the "most likely amount" methodology. The amount of variable consideration recorded in the transaction price is limited to an amount that the Company believes will not result in a significant reversal of revenue based on historical results. The risk adjustment to the transaction price is presented as the Medicare Risk Adjustment (“MRA”) within accounts receivable on the accompanying consolidated balance sheets. The fees are paid on an interim basis based on submitted enrolled member data for the previous year and are adjusted in subsequent periods after the final data is compiled by CMS. Revenue is not recorded until the price can be estimated by the Company and to the extent that it is probable that a significant reversal will not occur once any uncertainty associated with the variable consideration is subsequently resolved.

In 2020, the Company entered into multi-year agreements with Humana, Inc. (“Humana”), a managed care organization, agreeing that Humana will be the exclusive health plan for Medicare Advantage products in certain centers in San Antonio and Las Vegas but allowing services to non-Humana members covered by original Medicare, Medicaid, and commercial health plans in those centers. The agreements contain an administrative payment from Humana in exchange for the Company providing certain care coordination services during the contract term. The care coordination payments are refundable to Humana on a pro-rata basis if the Company ceases to provide services at the centers within the specified contract term. The Company identified one performance obligation per center to stand-ready to provide care coordination services to patients and will recognize revenue ratably over the contract term. Care coordination revenue is included in other revenue along with other ancillary healthcare revenues.

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

Pharmacy revenue is generated from the sales of prescription medication to patients. Pharmacy contracts contain a single performance obligation. The Company satisfies its performance obligation and recognizes revenue at the time the patient takes possession of the medical supply. Other revenue includes revenue from certain third parties which include ancillary fees earned under contracts with certain care organizations for the provision of care coordination services.

The Company’s revenue from its revenue streams described in the preceding paragraphs for the years ended December 31, 2021, 2020 and 2019 was as follows:

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2021		2020		2019
(in thousands)	Revenue $	Revenue %	Revenue $	Revenue %	Revenue $	Revenue %
Capitated revenue
Medicare	$1,334,308	82.9%	$672,588	80.9%	$279,788	77.4%
Other capitated revenue	194,812	12.1%	123,785	14.9%	61,113	16.9%
Total capitated revenue	1,529,120	95.0%	796,373	95.8%	340,901	94.3%
Fee-for-service and other revenue
Fee-for-service	25,383	1.6%	9,504	1.1%	5,769	1.6%
Pharmacy	36,306	2.3%	23,079	2.8%	12,897	3.6%
Other	18,560	1.1%	2,620	0.3%	1,817	0.5%
Total fee-for-service and other revenue	80,249	5.0%	35,203	4.2%	20,483	5.7%
Total revenue	$1,609,369	100.0%	$831,576	100.0%	$361,384	100.0%

Performance obligations from the Company’s revenues are recognized at a point in time and the revenues recognized over time relate to contracts with a duration of one year or less. The Company elected the practical expedient which provides relief from the requirement to disclose the transaction price for remaining performance obligations at the end of each reporting period and the requirement to disclose when the Company expects to recognize the related revenue. The Company has de minimis performance obligations remaining at the end of the reporting period because patients are not contractually obligated to continue to receive medical care from the network of providers.

Third-Party Medical Costs

Third-party medical costs primarily consist of all medical expenses paid by the health plans or CMS, including inpatient and hospital care, specialists, and medicines, net of rebates, for which the Company bears risk.

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

Significant Vendor

The Company’s primary provider of pharmaceutical drugs and pharmacy supplies accounted for approximately 86%, 100%, and 100% of the Company’s pharmaceutical drugs and supplies expense for the years ended December 31, 2021, 2020, and 2019, respectively.

Concentration of Risk

Contracts with three of the HMOs accounted for the following amounts:

	As of and for the years ended December 31,
	2021	2020	2019
Revenues	59.9%	69.9%	60.0%
Accounts receivable	43.3%	47.9%	48.8%

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HMO Payors that represented greater than 10% of total revenue included two HMO contracts that were approximately 53.6%, 59.3% and 35.4% of total revenue for the years ended December 31, 2021, 2020 and 2019, respectively.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash deposits in excess of the Federal Deposit Insurance Corporation insured limit of $0.3 million. At times, such cash balances may be in excess of insured amounts.

Cash and Restricted Cash

Cash and cash equivalents are highly liquid investments purchased with original maturities of three months or less. During the year end December 31, 2021 and December 31, 2020, two health plans required the Company to maintain restricted cash balances for an aggregate amount of $3.5 million and $0.6 million, respectively. These restricted cash balances are included within the caption cash, cash equivalents and restricted cash in the accompanying consolidated balance sheets.

Inventory

Inventory consists entirely of pharmaceutical drugs and is valued at the lower of cost (under the first-in, first-out method) or net realizable value.

Accounts Receivable, Net of Unpaid Service Provider Costs

Accounts receivable are carried at amounts the Company deems collectible. Accordingly, an allowance is provided based on credit losses expected over the contractual term. Accounts receivable are written off when they are deemed uncollectible. As of December 31, 2021 and December 31, 2020, the Company believes no allowance is necessary. The ultimate collectability of accounts receivable may differ from amounts estimated. The period between the time when the service is performed by the Company and the fees are received is usually one year or less and therefore, the Company elected the practical expedient under ASC 606-10-32-18 and did not adjust accounts receivable for the effect of a significant financing component.

Accounts receivable include MRA receivables which are accrued and estimated based on the health status (acuity) and demographic characteristics of members. These estimates are continually evaluated and adjusted by management based upon our historical experience and other factors, including regular independent assessments by a nationally recognized actuarial firm. Amounts are only included as MRA receivables to the extent it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. Accounts receivable included MRA receivables in the amount of $21.1 million and $7.8 million as of December 31, 2021 and December 31, 2020, respectively.

As of December 31, 2021 and December 31, 2020, the Company’s accounts receivable were presented net of the unpaid service provider costs. A right of offset exists when all of the following conditions are met: 1) each of the two parties owed the other determinable amounts; 2) the reporting party has the right to offset the amount owed with the amount owed to the other party; 3) the reporting party intends to offset; and 4) the right of offset is enforceable by law. The Company believes all of the aforementioned conditions existed as of December 31, 2021 and December 31, 2020.

Accounts receivable balances are summarized below:

	As of,
(in thousands)	December 31, 2021	December 31, 2020
Accounts receivable	$227,889	$112,799
Medicare risk adjustment	21,072	7,842
Unpaid service provider costs	(115,528)	(53,288)
Accounts receivable, net	$133,433	$67,353

Unpaid Service Provider Cost

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Provider costs are accrued based on the date of services rendered to members, based in part on estimates, including an accrual for medical services incurred but not reported (“IBNR”). Liabilities for IBNR are estimated using standard actuarial methodologies including the Company’s accumulated statistical data, adjusted for current experience. These actuarially determined estimates are continually reviewed and updated. Differences between estimated IBNR and actual amounts incurred are adjusted as an increase or decrease to service provider cost in the consolidated statements of operation in the period they become known.

The Company believes the amounts accrued to cover claims incurred and unpaid as of December 31, 2021 and December 31, 2020 are adequate. However, as the amount of unpaid service provider cost is based on estimates, the ultimate amounts paid to settle these liabilities might vary from recorded amounts, and these differences may be material.

The Company maintains a provider excess loss insurance policy to protect against claim expenses exceeding certain levels that were incurred by the Company on behalf of members and uses a third-party cost recovery firm which specialize in care coordination charges. As of both December 31, 2021 and December 31, 2020, the Company’s excess loss insurance deductible was $0.1 million and maximum coverage was $2.0 million per member per calendar year. The Company recorded excess loss insurance premiums of $7.3 million as well as insurance and cost recovery reimbursement of $18.8 million for the year ended December 31, 2021. The Company recorded excess loss insurance premiums and reimbursements of $4.9 million for the year ended December 31, 2020. The Company recorded these amounts on a net basis in the caption third-party medical costs in the accompanying consolidated statements of operations. The Company records excess loss insurance recoveries in accounts receivable and third-party cost recoveries in long term other assets on the accompanying consolidated balance sheets. As of December 31, 2021 and December 31, 2020, the Company recorded insurance recoveries and amounts due from a third party for other cost recoveries of $15.2 million and $2.5 million, respectively.

Activity in unpaid service provider costs for the years ended December 31, 2021 and 2020 is summarized below:

(in thousands)	2021	2020
Balance as of January 1,	$54,524	$19,968

Incurred related to:
Current year	861,226	380,194
Prior years	5,494	752
	866,720	380,946
Paid related to:
Current year	732,117	325,670
Prior years	60,018	20,720
	792,135	346,390
Balance as of December 31,	$129,109	$54,524

The foregoing reconciliation reflects a change in estimate during the years ended December 31, 2021 and 2020 related to unpaid service provider costs of approximately $5.5 million and $0.8 million, respectively, due to higher utilization rates. $13.6 million and $1.2 million of the liabilities for IBNR were included in other current liabilities in the consolidated balance sheet as they were in a net deficit position as of December 31, 2021 and December 31, 2020, respectively.

Debt Issuance Costs

Debt issuance costs represent fees incurred by the Company in connection with securing funding from a lender. These are lender fees and third-party professional fees that would not have been incurred if the Company did not pursue and secure financing. In circumstances where an embedded derivative is bifurcated from a host credit agreement and recorded as a standalone instrument at fair value, the debt issuance costs will reflect the initial fair value of such derivative. At inception of a credit agreement, these debt issuance costs are capitalized and presented net against the carrying amount of the related debt liabilities in the accompanying consolidated balance sheets. Following recognition, they are amortized over the term of their related credit agreement through interest expense in the accompanying statements of operations through the effective interest

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

method. In instances where there is no related debt drawn or outstanding, the debt issuance costs are presented in prepaid expenses and other current assets on the accompanying consolidated balance sheets.

As of December 31, 2021 and December 31, 2020, the Company recorded capitalized deferred issuance cost balances of $23.3 million and $24.9 million, respectively, in the accompanying consolidated balance sheets, as described in Note 9, “Long-Term Debt”. Of the balance as of December 31, 2021, $22.7 million was included in the caption notes payable, net of current portion and debt issuance costs, $0.1 million in prepaid expenses and other current assets, and $0.5 million in other assets on the accompanying consolidated balance sheets. Of the balance as of December 31, 2020, $18.5 million was included in the caption notes payable, net of current portion and debt issuance costs, $5.8 million in prepaid expenses and other current assets, and $0.6 million in other assets on the accompanying consolidated balance sheets.

As described in Note 9, “Long-Term Debt”, Term Loan 3 (as defined below) was partially repaid by the Company on June 3, 2021. The Company’s partial extinguishment of this Term Loan consisted of a cash payment to the lender for (1) $400.0 million of the outstanding principal amount, and (2) the outstanding accrued interest. For the years ended December 31, 2021 and December 31, 2020, the Company recorded a loss on extinguishment of debt of $13.1 million and $23.2 million, respectively, which related to unamortized debt issuance costs.

The Company recorded $4.9 million of amortization of deferred financing costs for the year ended December 31, 2021. The Company recorded $6.7 million of amortization of deferred financing costs for the year ended December 31, 2020. Amortization expense is reflected under the caption interest expense in the accompanying consolidated statements of operations.

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and amortization. The Company capitalizes asset purchases as well as major improvements that extend the useful life or add functionality, value, or productive capacity. Depreciation and amortization are computed using the straight-line method over the life of the assets, ranging from three to fifteen years. Leasehold improvements are amortized over the shorter of the estimated useful life of fifteen years or the term of the lease.

Repairs and maintenance are expensed as incurred. When property and equipment are retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation and amortization are removed from the accounts and any gain or loss is included in the accompanying consolidated statements of operations.

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

Goodwill

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets acquired. The goodwill arising from acquisitions is a result of synergies that are expected to be derived from elimination of duplicative costs and the achievement of economies of scale. The Company assesses goodwill for impairment on an annual basis and between tests if events occur or circumstances exist that would reduce the fair value of a reporting unit below its carrying amount. The Company performs its annual assessment on the first of October each year or more frequently if events or circumstances dictate. Goodwill is evaluated for impairment at the reporting unit level. The Company has identified one reporting unit for the annual goodwill impairment testing. First, the Company performs a qualitative analysis to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value and a quantitative impairment test is required. If required, the Company applies the quantitative test to identify and measure the amount of impairment by comparing the fair value of the reporting unit, which the Company estimates on an income approach using the present value of expected future cash flows of the reporting unit to its carrying value.

The Company considered the effect of the COVID-19 pandemic on its business and the overall economy and resulting impact on its goodwill. There was no impairment to goodwill during the years ended December 31, 2021, 2020 and 2019.

Intangibles, Net

The Company’s intangibles consist of trade names, brand, non-compete, and customer, payor, and provider relationships. The Company amortizes its intangibles using the straight-line method over the estimated useful lives of the intangible, which ranges from one to twenty years. Intangible assets are reviewed for impairment in conjunction with long-lived assets.

Leases

In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We adopted the standard in 2021 upon losing EGC status.

Under the new standard, the Company evaluates whether a contract is or contains a lease at the inception of the contract. Upon lease commencement, which is defined as the date on which a lessor makes the underlying asset available to the Company for use, the Company classifies the lease as either an operating or finance lease. The Company’s leases primarily consist of operating leases for office space and operating medical centers in certain states in which we operate. The Company also has finance leases for vehicles and medical equipment.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease liabilities are measured at the present value of the remaining, fixed lease payments at lease commencement. The Company uses its incremental borrowing rate, adjusted for the effects of collateralization, based on the information available at the later of adoption, inception, or modification in determining the present value of lease payments. Right-of-use assets are measured at an amount equal to the initial lease liability, plus any prepaid lease payments (less any incentives received) and initial direct costs, at the lease commencement date. Lease expense for operating leases is recognized on a straight-line basis over the lease term in selling, general and administrative expense on the consolidated statements of operations. Variable lease costs are recognized in the period in which the obligation for those costs is incurred. Lease expense for finance leases is recognized in interest expense for the interest portion and the amortization of the ROU asset is recognized in depreciation and amortization expense on the consolidated statement of operations. Under the package of practical expedients that the Company elected, as lessee, the Company did not have to (i) re-assess whether expired or existing contracts contain leases, (ii) re-assess the classification of expired or existing leases, (iii) re-evaluate initial direct costs for existing leases or (iv) separate lease components of certain contracts from non-lease components and did not have to (v) utilize the full term of the lease when selecting the IBR, but rather will use the remaining term on the transition date. The renewal options are not included in the measurement of the right of use assets and lease liabilities as the Company is not reasonably certain it will exercise the optional renewal periods.

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The adoption of this standard had a material impact on the Company’s financial position but did not significantly affect the Company’s results of operations or cash flows. The most significant effects of adoption were the recognition of material new right-of-use assets and corresponding liabilities on its consolidated balance sheet, including new additions as of December 31, 2021 (see Note 6). Adoption of the standard resulted in the recognition of additional ROU assets and lease liabilities for operating leases of $47.2 million and $49.4 million as of January 1st, 2021, respectively.

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

The Company maintains a malpractice insurance policy with a coverage limit of $1.0 million per occurrence and $3.0 million aggregate coverage, with an umbrella policy coverage of $5.0 million. Any amounts over that threshold, or for which the insurance policy will not cover, will be borne by the Company and could materially affect the Company’s future consolidated financial position, results of operations, and cash flows. As of December 31, 2021 and December 31, 2020, the Company has recorded claims liabilities of $0.3 million and $0.1 million, respectively, in other liabilities. Insurance recoverables were immaterial as of December 31, 2021 and December 31, 2020, and are recorded in other assets on the accompanying consolidated balance sheets.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs expensed totaled approximately $19.4 million, $8.7 million and $4.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. Advertising and marketing costs are included in the caption selling, general, and administrative expenses in the accompanying consolidated statements of operations.

Management Estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions based on available information. Such estimates are based on historical experience and other assumptions that are considered appropriate in the circumstances. However, actual results could differ from those estimates and these differences may be material. Significant estimates made by the Company include, but are not limited to, fair value allocations for intangible assets acquired as part of the Company’s numerous acquisitions, recoverability of goodwill and intangibles, fair value of contingent considerations, unpaid service provider cost liability, and respective revenues and expenses related to these estimates for the years reported.

COVID-19

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. The rapid spread of COVID-19 around the world led to the shutdown of cities as national, state, and local authorities implemented social distancing, quarantine and self-isolation measures. While the restrictions have been eased across the United States, some restrictions remain in place. The full extent to which the COVID-19 pandemic has and will directly or indirectly impact the Company, future results of operations and financial condition will depend on future factors that are uncertain and cannot be accurately predicted. These factors include, but are not limited to, new information that may emerge concerning COVID-19, including the impact of new variants of the virus, the scope and duration of business closures and restrictions, government-imposed or recommended suspensions of elective procedures, and expenses required for supplies and personal protective equipment. Due to these and other uncertainties, management cannot estimate the length or severity of the impact of the pandemic on the Company. Additionally,

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

because of the Company’s business model, the full impact of the COVID-19 pandemic may not be fully reflected in the Company’s results of operations and overall financial condition until future periods. The impact of COVID-19 variants cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of the COVID-19 vaccines and boosters against COVID-19 variants, and the actions taken to contain the COVID-19 pandemic and the economic impact on our business. Management will continue to closely evaluate and monitor the nature and extent of these potential impacts to the Company, results of operations, and liquidity

Stock-Based Compensation

ASC 718, "Compensation—Stock Compensation" requires the measurement of the cost of the employee services received in exchange for an award of equity instruments based on the grant-date fair value or, in certain circumstances, the calculated value of the award. For the restricted stock units ("RSUs"), the fair value is estimated using the Company's closing stock price and for the market condition stock options, the fair value is estimated using a Monte Carlo simulation. The Company recognizes compensation expense associated with equity-based compensation as a component of “Selling, general and administrative expenses” in the accompanying consolidated statements of operations. All equity-based compensation is required to be measured at fair value on the grant date, is expensed over the requisite service, generally over a four-year period for RSUs and over the derived vesting period for market-condition stock options, and forfeitures are accounted for as they occur. Refer to Note 14, Stock-Based Compensation, for additional discussion regarding details of the Company’s Stock-based compensation plans.

Income Taxes

The acquisition of PCIH was implemented through an Up-C structure. Prior to the closing of the Business Combination, Jaws was reincorporated in the State of Delaware and became a U.S. domestic corporation named Cano Health, Inc. Merger Sub, a wholly owned subsidiary of Jaws, merged with and into PCIH, with PCIH as the surviving company in the merger. As of December 31, 2021, the Seller, the former sole owner and managing member of PCIH, held approximately 62.3% of voting rights in Cano Health, Inc. and 62.3% of economic rights in PCIH, while other investors, including the former stockholders of Jaws and PIPE Investors held approximately 37.7% of economic and voting rights in Cano Health, Inc. and 37.7% of economic and 100.0% of managing rights in PCIH. Subsequent to the closing of the Business Combination, income attributable to Cano Health, Inc. is taxed under Subchapter C while PCIH will continue to be treated as a partnership for tax purposes.

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

The Company recognizes and measures tax positions taken or expected to be taken in its tax return based on their technical merit and assesses the likelihood that the positions will be sustained upon examination based on the facts, circumstances and information available at the end of each period. Interest and penalties on tax liabilities, if any, would be recorded in the captions interest expense and other expenses, respectively, in the consolidated statements of operations.

The U.S. Federal jurisdiction and the State of Florida are the major tax jurisdictions where the Company files income tax returns. The Company is generally subject to U.S. Federal or State examinations by tax authorities for all years since inception.

Other Current Liabilities

Other current liabilities consists of liabilities of the Company that are due within one year. As of December 31, 2021 other current liabilities included $10.5 million related to employee contributions to the Employee Stock Purchase Program ("ESPP") and $10.3 million related to reconciliation payments to due to sellers of acquired businesses.

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. Such reclassifications impacted the classification of: accounts receivable, net; prepaid expenses and other current assets; property, plant and equipment, net; other assets; accounts payable and accrued expenses; current portion of operating lease liabilities; other current liabilities and change in fair value of contingent consideration. These reclassifications had no effect on the reported results of operations and do not relate to the restatement detailed in Note 20.

Recent Accounting Pronouncements

Adoption of New Accounting Standards

In February 2016, the FASB established Topic 842, “Leases”, by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, “Land Easement Practical Expedient for Transition to Topic 842”, ASU No. 2018-10, “Codification Improvements to Topic 842, Leases”, ASU No. 2018-11, “Targeted Improvements”, ASU No. 2018-20, “Leases (Topic 842): Narrow-Scope Improvements for Lessors”, ASU No. 2021-05, “Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments”, and ASU No. 2020-05, “Leases (Topic 842): Effective Dates for Certain Entities” (collectively referred to as “ASC 842”). ASC 842 establishes a right of use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations.

Under ASC 842, a modified retrospective transition approach is required, and entities may choose to use either the effective date or the beginning of the earliest period presented in the financial statements as the date of initial application, with certain practical expedients available. The Company adopted ASC 842 on January 1, 2021 and it resulted in the recognition of additional ROU assets and lease liabilities for operating leases of $47.2 million and $49.4 million. Prior periods were not restated.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which was subsequently amended by ASU No. 2020-03, “Codification Improvements to Financial Instruments” (collectively referred to as “ASC 326”). which is intended to improve financial reporting by requiring earlier recognition of credit losses on certain financial assets. The standard replaces the current incurred loss impairment model that recognizes losses when a probable threshold is met with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. The standard has been further refined through subsequent releases by the FASB, including the extension of the effective date. The Company adopted ASC 326 on January 1, 2021 with no material impact to the consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), “Simplifying the Accounting for Income Taxes.” This new standard simplifies various aspects related to the accounting for income taxes. The standard removes certain exceptions to the general principles in Topic 740 and also clarifies and modifies existing guidance to improve consistent application of Topic 740. The Company adopted this standard effective January 1, 2021 with no material impact to its consolidated financial statements.

Accounting Standards Issued But Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The guidance provides optional expedients and exceptions related to certain contract modifications and hedging relationships that reference the London Interbank Offered Rate ("LIBOR") or another rate that is expected to be discontinued. The guidance was effective upon issuance and generally can be applied to applicable contract modifications and hedge relationships prospectively through December 31, 2022. The Company plans to adopt the standard in 2022 and is currently evaluating this guidance to determine the impact on its disclosures.

In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." The ASU improves comparability after business combinations

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. ASU 2021-08 is effective for the Company on January 1, 2023, with early adoption permitted. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

3.    BUSINESS ACQUISITIONS

Doctor’s Medical Center, LLC and its affiliates

On July 2, 2021, the Company acquired Doctor's Medical Center, LLC and its affiliates (“DMC”) for a purchase price of $300.7 million in cash. DMC sellers entered into non-compete agreements with the Company. The Company recorded non-compete intangible assets totaling $1.7 million with a weighted-average amortization period of five years.

The purchase price has been allocated to accounts receivable, net of unpaid service provider costs, property and equipment, net, other assets, favorable leasehold interest, non-compete intangibles, trade name, payor relationships, net, goodwill, and accounts payable and accrued expenses. The portion of the purchase price that is allocated to the non-compete is not considered part of the consideration transferred to acquire the business and is accounted for separately.

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

Total revenues and net income attributable to the assets acquired in the DMC acquisition were approximately $94.3 million and $11.9 million, respectively, for the year ended December 31, 2021.

University Health Care and its affiliates

On June 11, 2021, the Company acquired University Health Care and its affiliates (collectively, “University”). The purchase price totaled $607.9 million, of which $538.3 million was paid in cash, $9.6 million in contingent consideration from forfeited acquisition add-ons based on terms negotiated by University prior to closing, and $60.0 million in 4,055,698 shares of the Company’s Class A common stock. University sellers entered into non-compete agreements with the Company. The Company recorded non-compete intangible assets totaling $45.2 million with a weighted-average amortization period of five years.

The purchase price has been allocated to accounts receivable, net of unpaid service provider costs, inventory, property and equipment, payor relationships, net, non-compete intangibles, other acquired intangibles, other assets, goodwill, and accounts payable and accrued expenses. The portion of the purchase price that is allocated to the non-compete is not considered part of the consideration transferred to acquire the business and is accounted for separately. In the accompanying consolidated balance sheet

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as of December 31, 2021, a $3.2 million adjustment to goodwill and cash consideration has been made to correct an error in the final purchase price allocation.

The following table provides the allocation of the purchase price:

(in thousands)
Accounts receivable, net of unpaid service provider costs	$2,217
Inventory	264
Property and equipment, net	1,636
Payor relationships	175,172
Non-compete intangibles	45,191
Other acquired intangibles	113,237
Other assets	116
Goodwill	270,245
Accounts payable and accrued expenses	(140)
Total purchase price, including non-compete intangibles	$607,938

Total revenues attributable to the assets acquired in the University acquisition were approximately $188.4 million for the year ended December 31, 2021. Net income attributable to the assets acquired in the University acquisition was approximately $17.4 million for the year ended December 31, 2021.

HP Enterprises II, LLC and related entities

On June 1, 2020, the Company acquired all of the assets of HP Enterprises II, LLC and related entities (collectively, “Healthy Partners”). The purchase price totaled $195.4 million, of which $149.3 million was paid in cash (including $18.0 million paid to an escrow agent, of which $17.1 million was released on January 13, 2021 and $0.9 million is to be released on June 1, 2022), and $30.0 million in 923,076 Class A-4 Units of Primary Care (ITC) Intermediate Holdings, LLC’s securities. The remaining amount of $16.1 million related to payment reconciliations was held back and was paid in equity in February 2022. The physicians entered into employment agreements with the Company which included covenants not to compete. The Company recorded non-compete intangible assets totaling $1.0 million with a weighted-average amortization period of five years.

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

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total revenues attributable to the assets acquired in the Healthy Partners acquisition were approximately $331.5 million and $191.1 million for the years ended December 31, 2021 and 2020, respectively. Net income attributable to the assets acquired in the Healthy Partners acquisition was approximately $41.1 million and $17.6 million for the years ended December 31, 2021 and 2020, respectively.

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

The purchase price has been allocated to cash, cash equivalent and restricted cash, accounts receivable, inventory, property and equipment, non-compete intangibles, acquired intangibles, goodwill, and accounts payable and accrued expenses. The portion of the purchase price that is allocated to the non-compete is not considered part of the consideration transferred to acquire the business and is accounted for separately.

The following table provides the allocation of the purchase price:

(in thousands)
Cash and cash equivalents	$191
Accounts receivable	486
Inventory	155
Property and equipment	1,518
Non-compete intangibles	846
Acquired intangibles	43,549
Goodwill	13,738
Accounts payable	(274)
Total purchase price, including non-compete intangibles	$60,209

Total revenues attributable to the assets acquired in the Primary Care Physicians acquisition were approximately $99.9 million and $74.8 million for the years ended December 31, 2021 and 2020, respectively. Net income attributable to the assets acquired in the Primary Care Physicians acquisition was $18.7 million and $8.6 million for the years ended December 31, 2021 and 2020, respectively.

Belen Medical Centers, LLC and related entities

On September 3, 2019, the Company acquired all of the assets of Belen Medical Centers, LLC and related entities (“Belen”). The purchase price totaled $110.0 million, of which $63.1 million was paid in cash, 254,545 Class A-4 Units of Primary Care (ITC) Holdings, LLC’s securities with a value of $7.0 million were issued, and $4.6 million was withheld and paid to Belen during the year ended December 31, 2020. The remaining amount of $35.3 million is related to payment reconciliations which were held-back and paid to Belen during the year ended December 31, 2020. The physicians entered into employment agreements with the Company and these agreements include covenants not to compete. The Company recorded non-compete intangible assets totaling $0.3 million with a weighted-average amortization period of 2 years.

The purchase price has been allocated to accounts receivable, property and equipment, non-compete intangible assets, acquired intangible assets, goodwill, and other assets. The portion of the legal purchase price that is allocated to the non-compete is not considered part of consideration transferred to acquire the business and is accounted for separately.

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the allocation of the purchase price:

(in thousands)
Accounts receivable	$321
Property and equipment	942
Non-compete intangibles	270
Acquired intangibles	40,400
Goodwill	68,019
Other assets	60
Total Purchase Price	$110,012

The acquired intangible assets that make up the amount include $3.4 million for the brand and payor relationships amounting to $37.0 million. Total revenues attributable to the assets acquired in the Belen acquisition were approximately $78.0 million for the year ended December 31, 2021, $80.5 million for the year ended December 31, 2020 and $25.9 million for the year ended December 31, 2019. Net income attributable to the assets acquired in the Belen acquisition was $12.3 million for the year ended 2021, $20.8 million for the year ended December 31, 2020 and $4.4 million for the year ended December 31, 2019.

The net effect of acquisitions to the Company’s assets and liabilities and reconciliation of cash paid for net assets acquired for the years ended December 31, 2021, 2020 and 2019, including amounts related to acquisitions not disclosed above, was as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Assets acquired
Accounts receivable	$50,979	$486	$321
Other assets	2,108	433	632
Property and equipment	3,582	4,011	1,220
Goodwill	535,318	92,289	77,971
Intangibles	637,766	162,542	52,212
Total assets acquired	1,229,753	259,761	132,356

Liabilities Assumed
Amounts due to seller	49,195	16,288	39,751
Other liabilities	45,782	1,548	—
Total liabilities assumed	94,977	17,836	39,751

Net Assets Acquired	1,134,776	241,925	92,605
Issuance of equity in connection with acquisitions	64,469	34,300	9,250
Acquisitions of subsidiaries, including non-compete intangibles, net of cash acquired	$1,070,307	$207,625	$83,355

Pro forma information is not presented for all of the Company’s acquisitions during the years ended December 31, 2021 and 2020 as historical financial results were unavailable for all businesses acquired. The following unaudited pro forma financial information summarizes the combined results of operations for the Company and its acquisitions of University and HP, as if the companies were combined as of January 1, 2020:

	Years Ended December 31,
(in thousands)	2021	2020
Revenue	$1,763,820	$1,241,294
Net loss	$(123,926)	$(55,341)

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue and net income for other acquisitions not individually disclosed for the year ended December 31, 2021 were $25.0 million and $8.0 million, respectively.

4.    PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment, net and the related useful lives as of December 31, 2021 and December 31, 2020 (in thousands):

Assets Classification	Useful Life	2021	2020
Leasehold improvements	Lesser of lease term or 15 years	$46,283	$25,021
Medical equipment	3-12 years	16,133	8,288
Vehicles	3-5 years	7,403	4,900
Computer equipment	5 years	7,068	4,475
Furniture and fixtures	3-7 years	4,039	2,390
Construction in progress		24,817	4,155
Total		105,743	49,229
Less: Accumulated depreciation and amortization		(20,482)	(11,103)
Property and equipment, net		$85,261	$38,126

Depreciation expense was $10.9 million, $6.7 million and $2.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company paid a related party for construction in progress and leasehold improvements totaling $7.9 million $7.3 million and $5.5 million for the years ended December 31, 2021, 2020 and 2019 respectively. The Company had an immaterial amount due to the related party as of December 31, 2021 and December 31, 2020, related to the construction in progress and leasehold improvements. These payments are included in the caption accounts payable and accrued expenses on the accompanying consolidated balance sheets.

The Company records construction in progress related to vehicles, computer equipment, medical equipment, furniture, and fixtures that have been acquired but have not yet been placed in service as of the reporting date, as well as leasehold improvements currently in progress.

5.    PAYOR RELATIONSHIPS AND OTHER INTANGIBLES, NET

As of December 31, 2021, the Company’s total intangibles, net consisted of the following:

(in thousands)	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles:
Trade names	9.00 years	$1,409	$(787)	$622
Brand	19.26 years	183,238	(9,037)	174,201
Non-compete	4.92 years	75,794	(12,110)	63,684
Customer relationships	18.24 years	880	(184)	696
Payor relationships	20.00 years	609,362	(32,714)	576,648
Provider relationships	5.12 years	12,242	(2,472)	9,770
Total intangibles, net		$882,925	$(57,304)	$825,621

As of December 31, 2020, the Company’s total intangibles, net consisted of the following:

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles:
Trade names	9.00 years	$1,409	$(630)	$779
Brand	18.26 years	29,486	(2,171)	27,315
Non-compete	4.61 years	7,733	(3,373)	4,360
Customer relationships	18.55 years	880	(135)	745
Payor relationships	20.00 years	201,530	(11,960)	189,570
Provider relationships	10.00 years	4,119	(533)	3,586
Total intangibles, net		$245,157	$(18,802)	$226,355

The Company recorded amortization expense of $38.5 million, $11.8 million and $3.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Expected amortization expense for the Company’s existing amortizable intangibles for the next five years, and thereafter, as of December 31, 2021 is as follows:

Years ended December 31,	Amount (in thousands)
2022	$59,445
2023	57,607
2024	55,666
2025	54,240
2026	47,060
Thereafter	551,603
Total	$825,621

6.    LEASES

The Company leases offices, operating medical centers, vehicles and medical equipment. Leases consist of finance and operating leases, and have a remaining lease term of 1 year to 10 years. The Company elected the practical expedient, which allows the Company to exclude leases with a lease term less than 12 months from being recorded on the balance sheet. We adopted the practical expedient related to the combining of lease and non-lease components, which allows us to account for the lease and non-lease components as a single lease component.

The following table presents ROU assets and lease liabilities as of December 31, 2021 (in thousands):

2021
ROU assets
Operating leases	$132,173
Finance leases	3,854
$136,027
Lease liabilities
Operating leases	$138,211
Finance leases	3,476
$141,687

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ROU asset finance leases are included in property and equipment, net, in the accompanying consolidated balance sheets.

The components of lease expense for the year ended December 31, 2021 (in thousands) were as follows:

2021
Operating lease cost	$19,732
Short-term lease cost	1,167
Variable lease cost	4,954
Finance lease cost
Amortization of right-of-use assets	$1,253
Interest on lease liabilities	221
Total finance lease cost	$1,474

Sublease income was immaterial for the year ended December 31, 2021.

Additional information related to operating and finance leases for the year ended December 31, 2021 (in thousands) were as follows:

2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$221
Operating cash flows from operating leases	16,278
Financing cash flows from finance leases	1,378
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$98,742
Finance leases	2,461

The weighted average remaining lease term (in years) and weighted average discount rate were as follows:

2021
Weighted average remaining lease term - Finance	3.1 years
Weighted average remaining lease term - Operating	7.9 years
Weighted average discount rate - Finance	6.91%
Weighted average discount rate - Operating	5.92%

Future minimum lease payments under operating and finance leases as of December 31, 2021 were as follows (in thousands):

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31,	Operating	Finance	Total
2022	$23,051	$1,485	$24,536
2023	24,577	1,078	25,655
2024	22,561	797	23,358
2025	20,489	364	20,853
2026	18,424	107	18,531
Thereafter	67,569	—	67,569
Total minimum lease payments	176,671	3,831	180,502
Less: amount representing interest	(38,460)	(355)	(38,815)
Lease liabilities	$138,211	$3,476	$141,687

Future minimum lease payments under operating and capital leases as of December 31, 2020 were as follows (in thousands):

Years ended December 31,	Operating	Capital	Total
2021	$10,566	$1,038	$11,604
2022	11,075	919	11,994
2023	9,772	586	10,358
2024	8,158	271	8,429
2025	6,641	—	6,641
Thereafter	20,721	—	20,721
Total minimum lease payments	66,933	2,814	69,747
Less: amount representing interest	—	(358)	(358)
Lease liabilities	$66,933	$2,456	$69,389

Rent expense for the years ended December 31, 2020 and 2019 amounted to approximately $11.6 million and $6.1 million, respectively.

7.    EQUIPMENT LOANS

The Company has entered into various equipment loans to finance the purchases of property and equipment. Equipment loans were as follows as of December 31, 2021 and December 31, 2020:

(in thousands)	2021	2020
Notes payable bearing interest at 17.2%: due July 2022, secured by certain property and equipment	$20	$51
Notes payable bearing interest at 8.8%; due May 2023, secured by certain property and equipment	35	58
Notes payable bearing interest at 12.5%, 12.8%, and 11.0%; all due June 2023, all secured by certain property and equipment	52	82
Notes payable bearing interest at 7.2%; due April 2025, secured by certain property and equipment	73	92
Notes payable bearing interest at 4.2%; due December 2024, secured by certain property and equipment	693	904
Notes payable bearing interest at 3.4%; due September 2026, secured by certain property and equipment	966	—
Total equipment loans	$1,839	$1,187
Less: current portion	(510)	(314)
Total equipment loans, net of current portion	$1,329	$873

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    CONTRACT LIABILITIES

As further explained in Note 13, “Related Party Transactions”, the Company entered into certain agreements with Humana under which the Company receives administrative payments in exchange for providing care coordination services at certain clinics licensed to the Company over the term of such agreements. The Company’s contract liabilities balance related to these payments from Humana was $6.1 million and $5.3 million of December 31, 2021 and December 31, 2020, respectively. The short-term portion is recorded in deferred revenue and the long-term portion is recorded in deferred revenue, net of current portion. The Company recognized $1.5 million and $0.2 million in revenue from contract liabilities recorded during the year ended December 31, 2021 and December 31, 2020.

A summary of significant changes in the contract liabilities balance during the period is as follows:

(in thousands)	Deferred revenue
Balance as at December 31, 2019	$—
Increases due to amounts collected	5,450
Revenues recognized from current period increases	(185)
Balance as at December 31, 2020	5,265
Increases due to amounts collected	2,300
Revenues recognized from current period increases	(1,506)
Balance as at December 31, 2021	$6,059

Of the December 31, 2021 contract liabilities balance, the Company expects to recognize the following amounts as revenue in the succeeding years:

Years ended December 31,	Amount (in thousands)
2022	$1,815
2023	1,940
2024	1,755
2025	424
2026	125
Total	$6,059

9.    LONG-TERM DEBT

The Company’s notes payable were as follows as of December 31, 2021 and December 31, 2020:

(in thousands)	2021	2020
Term loan 3	$644,432	$480,000
Senior Notes	300,000	—
Less: Current portion of notes payable	(6,493)	(4,800)
	937,939	475,200
Less: debt issuance costs	(22,673)	(18,455)
Notes payable, net of current portion and debt issuance costs	$915,266	$456,745

Credit Facilities

Pursuant to a Credit Agreement with Credit Suisse and the other lenders party thereto (the “Credit Agreement”), the Company has entered into senior secured term loans (together with the revolving line of credit, the "Credit Facilities"). Obligations under the Credit Facilities are secured by substantially all of the Company’s assets. The Credit Facilities contain a financial maintenance covenant (which is for the benefit of the lenders under the revolving line of credit only), requiring the

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company to not exceed a total first lien secured net debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio, which is tested quarterly only if the Company has exceeded a certain amount drawn under its revolving line of credit. As of December 31, 2021, the financial covenant did not apply.

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

Term Loan 2 contained specific features that required the Company to pay the lender a make-whole amount in the event of a change in control of the Company or the issuance of additional debt by the Company (each a “make-whole event”). The make-whole amount was calculated as the present value of the scheduled interest between the date of a make-whole event and December 1, 2021 by utilizing a discount rate per annum equal to the United States Treasury securities rate three days prior to the date of the make-whole event plus 0.5%. These features met the criteria to be bifurcated from the host agreement as embedded derivatives under the guidance in ASC 815. At the time the Company entered into Term Loan 2, the likelihood of a make-whole event was deemed more than remote, and the Company determined these features contained substantial value to the lender. As such, the derivatives were bifurcated from the host agreement and recorded at the fair value on June 1, 2020 of $51.3 million. The embedded derivatives and the host agreement together represented the combined principal and interest obligations of the Company to the lender. The Company presented the embedded derivatives together with the debt obligation in the consolidated balance sheets. The change in fair market value on embedded derivatives was $12.8 million for the year ended December 31, 2020, and was recorded under the caption change in fair value of embedded derivative in the accompanying consolidated statements of operations.

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

On issuance, Term Loan 3 represented the principal amount of $480.0 million funded to the Company on November 23, 2020 by Credit Suisse and the other lenders. The Delayed Draw Term Commitments represented commitments from Credit Suisse and the other lenders to provide an aggregate amount of $175.0 million in additional term loans to the Company after November 23, 2020. As of December 31, 2021, the Company had fully drawn upon the Delayed Draw Term Commitments, and the $175.0 million of Delayed Draw Term Loans were combined with the Initial Term Loan into a single class of borrowings.

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Term loan 3 is subject to principal amortization repayments due on the last business day of each calendar quarter equal to 0.25% of the initial principal amount, as applicable, based on the funding dates. Amortization payments commenced on March 31, 2021. The outstanding amount of unpaid principal and interest associated with Term loan 3 is due on the maturity date of November 23, 2027. Prior to the maturity date, the Company may elect to prepay, in whole or in part at any time without premium or penalty, other than in connection with certain repricing transactions and customary breakage costs.

The Company is also subject to mandatory prepayments on Term Loan 3 based on the occurrence of certain events after November 23, 2020 including, (1) an amount equal to a percentage between 50% and 0% of excess cash flow for the fiscal year ending December 31, 2022 and each subsequent fiscal year based on the Company’s first lien net leverage ratio (calculated as total consolidated debt secured by a first lien on any collateral, net of restricted cash. divided by consolidated Adjusted EBITDA (as defined in the Credit Agreement)) at the last day of the applicable fiscal year due only if and to the extent such calculated amount is greater than $3 million, (2) an amount equal to 100% of the net proceeds received in excess of $3 million individually in any fiscal year, or $10 million in the aggregate, pertaining to the disposition of assets that are not reinvested in assets useful to the Company’s business within 18 months of the disposition date, (3) an amount equal to 100% of the net proceeds received from the issuance of non-permitted indebtedness that is not intended to refinance the Credit Agreement with Credit Suisse.

Following the close of the Business Combination, the Company triggered the mandatory prepayment of $400.0 million of the outstanding principal on the Term Loan from the net cash proceeds received from the PIPE financing. The Company’s partial extinguishment of this Term Loan consisted of a cash payment to the lender for (1) $400.0 million of the outstanding principal amount, and (2) the outstanding accrued interest in the amount of $0.7 million. The Company recorded a loss on extinguishment of debt of $13.1 million in the year ended December 31, 2021, which related to unamortized debt issuance costs. The $400.0 million mandatory prepayment was made without premium or penalty.

On June 11, 2021, the Company entered into an amendment to the Credit Agreement with Credit Suisse and the other lenders by adding an incremental team loan for a principal amount of $295.0 million. Additionally, on September 30, 2021, the Company amended its Credit Agreement with Credit Suisse and the other lenders by adding an incremental term loan for a principal amount of $100.0 million.

Eurodollar borrowings are subject to interest at a rate per annum equal to (1) the LIBOR for a one month interest period on such day, as adjusted via multiplication by the Credit Suisse’s statutory reserve rate and subject to a floor of 0.75% on the adjusted rate only for the Initial Term Loan and the Delayed Draw Term Loans, plus (2) the applicable rate of (a) 4.75% and (b) 4.5% after the Closing Date of the Business Combination, provided that if the Company achieves a public corporate rating from S&P of at least B and a public credit rating from Moody’s of at least B2, then for as long as such ratings remain in effect, a rate of 4.25% shall be applicable. Prior to November 23, 2020, the Company elected to treat Term loan 3 as Eurodollar borrowings. As of December 31, 2021, the stated interest rate for Term loan 3 was 5.25% and the effective interest rate for Term loan 3 was 5.74%. As of December 31, 2021, the Company’s Term Loan 3 bore interest of 5.25%.

On September 30, 2021, the Company and Credit Suisse amended the Term Loan to increase the Initial Revolving Facility by an additional $30.0 million. On December 10, 2021, the Company and Credit Suisse amended Term Loan to increase the Initial Revolving Facility by an additional $60.0 million for an aggregate amount of commitments of $120.0 million.

As of December 31, 2021, no loans were drawn under the Initial Revolving Facility and its available balance was $119.1 million. As of December 31, 2021, the Company had one letter of credit outstanding in favor of a third party in the amount of $0.9 million. As of December 31, 2020, no amounts were drawn from the Initial Revolving Facility and its available balance was $30.0 million.

On January 14, 2022, entered into the Sixth Amendment (“Sixth Amendment”) to the Credit Agreement, pursuant to which the outstanding principal amount of approximately $644.4 million of senior secured term loans maturing November 23, 2027 (the “Existing Term Loan”) were replaced with an equivalent amount of new term loan (the “New Term Loan”) having substantially similar terms as the Existing Term Loan, except with respect to the interest rate applicable to the New Term Loan, with the implementation of a forward-looking term rate based on the secured overnight financing rate (“Term SOFR”) as the replacement of LIBOR as the benchmark interest rate for borrowings, and certain other provisions. The New Term Loan replaced the Existing Term Loan in full. The interest rate applicable to the New Term Loan and borrowing under the Initial Revolving Facility was revised to Term SOFR plus 4.00%, plus the applicable credit spread adjustment (with a Term SOFR floor of 0.50%);

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

provided that if the Company achieves a public corporate rating from S&P of at least B and a public rating from Moody's of at least B2, then for as long as such ratings remain in effect, a margin of 3.75% shall be applicable. The interest rate applicable to the Existing Term Loan was LIBOR plus 4.50% (with a LIBOR floor of 0.75%).

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

The Bridge Loan was issued with debt issuance costs of $3.5 million, which fully amortized during the year ended December 31, 2021 and is included in the caption interest expense in the accompanying consolidated statements of operations.

On September 30, 2021, following the issuance of the Senior Notes, the Company repaid the Bridge Loan in full, consisting of (1) $250.0 million of principal and (2) $4.2 million of outstanding accrued interest.

Senior Notes

On September 30, 2021, the Company issued senior unsecured notes for a principal amount of $300.0 million (the "Senior Notes") in a private offering. Proceeds from the Senior Notes were used to repay the $250.0 million Bridge Loan in full. The Senior Notes bear interest at 6.25% per annum, payable semi-annually on April 1st and October 1st of each year, commencing April 1, 2022. As of December 31, 2021, the effective interest rate of the Senior Notes was 6.65%. Principal on the Senior Notes is due in full on October 1, 2028. The Senior Notes are not subject to any amortization payments.

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

The Senior Notes were issued with debt issuance costs of $6.8 million, which are included in the caption notes payable, net of current portion and debt discount in the accompanying consolidated balance sheets.

Future Principal Payments on Term Loan and Senior Notes

The following table sets forth the Company’s future principal payments as of December 31, 2021, assuming another mandatory prepayment does not occur:

(in thousands)
Year ending December 31,	Amount
2022	$6,493
2023	6,493
2024	6,493
2025	6,493
2026	6,493
Thereafter	911,967
Total	$944,432

As of December 31, 2021 and December 31, 2020, the balance of debt issuance costs totaled $23.3 million and $24.9 million, respectively, and were being amortized into interest expense over the life of the loan using the effective interest method. Of the balance as of December 31, 2021, $22.7 million was related to the Term Loan and the Senior Notes reflected as a direct reduction to the long-term debt balances, while the remaining $0.6 million was related to the Initial Revolving Facility, and reflected in prepaid expenses and other current assets.

For the years ended December 31, 2021, 2020 and 2019 the Company recognized interest expense of $51.3 million, $34.0 million and $10.2 million, respectively, of which $4.9 million, $6.7 million and $0.5 million, respectively, were related to the amortization of debt issuance costs.

10.    DUE TO SELLERS

The amounts due to sellers as of December 31, 2021 and December 31, 2020 were $25.9 million and $41.1 million, respectively. Included in the due to sellers balance, there are amounts recorded as part of the initial purchase price of acquisitions in 2021 and in prior years, including accrued interest and accrued bonuses payable to various sellers as part of their respective employment agreements, as well as other amounts due to sellers. The amount due to sellers was $17.4 million, and the total bonuses owed to sellers were $8.5 million, as of December 31, 2021. The amount due to sellers was $34.5 million, and the total bonuses owed to sellers were $6.6 million, as of December 31, 2020.

Total bonus charges to various sellers as part of their respective provider employment agreements amounted to a total of $7.6 million, $9.3 million and $6.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. These charges are included within the caption transaction costs and other within the accompanying consolidated statements of operations.

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The carrying amounts of financial instruments including cash, accounts receivable, accounts payable, accrued liabilities, due to sellers and short-term borrowings approximate fair value due to the short maturities of such instruments. The fair value of the Company’s debt using Level 2 inputs was approximately $945.0 million and $474.0 million as of December 31, 2021 and December 31, 2020, respectively.

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On August 11, 2021, the Company issued 2,720,966 shares of Class A common stock (the “escrowed shares”) to the escrow agent, on behalf of the seller, as part of the consideration in connection with an acquisition. The amount of shares was based on a $30.0 million purchase price divided by the average share price of the Company during the twenty consecutive trading days preceding the closing date of the transaction. The shares were deposited in escrow and will be released to the seller upon the satisfaction of certain performance metrics in 2022 and 2023. The final number of escrowed shares will be calculated by multiplying the initial share amount by an earned share percentage ranging from 0% to 100% in accordance with the purchase agreement and subtracting any forfeited indemnity shares. The fair value of this contingent consideration is determined using a Monte-Carlo simulation model. These inputs are used to calculate the pay-off amount per the agreement which is then discounted to present value using the risk-free rate and the Company’s cost of debt.

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

There was a decrease of $11.7 million in the fair value of the contingent consideration during the year ended December 31, 2021, recorded in transaction costs and other in the consolidated statement of operations.

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

	Range as of
Unobservable Input	June 1, 2020	November 23, 2020
Probability of change of control	90%	N/A
Probability of issuance of debt	5%	100%
Expected date of event	Fourth Quarter 2020	Fourth Quarter 2020
Discount rate	39%	35%

The change in fair value of the embedded derivative of $12.8 million was recorded during the year ended December 31, 2021, and was included within change in fair value of embedded derivative. As noted in Note 9, "Long-Term Debt", the embedded derivative was derecognized as a result of the refinancing that took place on November 23, 2020.

Warrant Liabilities: As of June 3, 2021, the Closing Date of the Business Combination, and December 31, 2021, there were 23.0 million Public Warrants and 10.53 million Private Placement Warrants outstanding. The Company classifies its Public Warrants and Private Placement Warrants as liabilities in accordance with ASC 815, "Derivatives and Hedges", and measures them at fair value on a recurring basis. The Company’s valuation of the warrant liabilities utilized a binomial lattice in a risk-neutral framework (a special case of the Income Approach). The fair value of the Public Warrants and Private Placement Warrants utilized Level 1 and 3 inputs, respectively. The Private Placement Warrants are based on the significant inputs not observable in the market as of June 3, 2021 and December 31, 2021.

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides quantitative information regarding the Level 3 inputs used for the fair value measurements of the warrant liabilities:

	As of
Unobservable Input	June 3, 2021	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$14.75	$8.91
Term (years)	5.0	4.4
Volatility	37.1%	N/A
Risk free interest rate	0.8%	1.2%
Dividend yield	None	None
Public warrant price	$4.85	$2.39

The following table sets forth by level, within the fair value hierarchy, the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2021:

(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities measured at fair value on a recurring basis:
Contingent consideration	$38,423	$—	$—	$38,423
Public Warrant Liabilities	54,970	54,970	—	—
Private Placement Warrant Liabilities	25,174	—	—	25,174
Total liabilities measured at fair value	$118,567	$54,970	$—	$63,597

There was a decrease of $56.6 million in the fair value of the Public Warrant Liabilities during the year ended December 31, 2021, and a decrease of $26.3 million in the fair value of the Private Placement Warrant Liabilities during the year ended December 31, 2021. The change in fair value of the warrant liabilities is recorded within the Change in fair value of warrant liabilities caption.

The following table sets forth by level, within the fair value hierarchy, the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2020:

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities measured at fair value on a recurring basis:
Contingent consideration	$5,172	$—	$—	$5,172
Total liabilities measured at fair value	$5,172	$—	$—	$5,172

Activity of the assets and liabilities measured at fair value was as follows:

	Years Ended December 31,
	2021	2020	2019
Opening balance as at January 1,	$5,172	$23,429	$20,584
Embedded derivative recognized under Term Loan 2	—	51,328	—
Change in fair value of embedded derivative	—	12,764	—
Embedded derivative derecognized due to extinguishment of Term Loan 2	—	(64,092)	—
Change in fair value of contingent consideration	(11,680)	65	2,845
Contingent consideration recognized due to acquisitions	47,900	2,695	—
Warrants acquired in the Business Combination	163,058	—	—
Change in fair value of warrants	(82,914)	—	—
Contingent consideration reclassified to due to seller	(756)	(16,059)	—
Contingent consideration settled through equity	—	(1,958)	—
Contingent consideration payments	(2,213)	(3,000)	—
Closing balance as of December 31,	$118,567	$5,172	$23,429

12.     VARIABLE INTEREST ENTITIES

The Physicians Groups were established to employ healthcare providers, to contract with managed care payors, and to deliver healthcare services to patients in the markets that the Company serves. The Company evaluated whether it has a variable interest in the Physicians Groups, whether the Physicians Groups are VIEs, and whether the Company has a controlling financial interest in the Physicians Groups. The Company concluded that it has variable interests in the Physicians Groups on the basis of each respective Master Service Agreement (“MSA”), which provides office space, consulting services, managerial and administrative services, billing and collection, personnel services, financial management, licensing, permitting, credentialing, and claims processing in exchange for a service fee and performance bonuses payable to the Company. Each respective MSA transfers substantially all the residual risks and rewards of ownership to the Company. The Physicians Groups’ equity at risk, as defined by GAAP, is insufficient to finance its activities without additional support, and therefore, the Physicians Groups are considered VIEs, and are not affiliates of the Company.

In order to determine whether the Company has a controlling financial interest in the Physicians Groups, and thus, whether the Company is the primary beneficiary, the Company considered whether it has i) the power to direct the activities that most significantly impact the Physicians Groups’ economic performance and ii) the obligation to absorb losses of the entities that could potentially be significant to it or the right to receive benefits from the Physicians Groups that could potentially be significant to it. The Company concluded that it may unilaterally remove the physician owners of the Physicians Groups at its discretion and is therefore considered to hold substantive kick-out rights over the decision maker of the Physicians Groups. Under each MSA, the Company is entitled to a management fee and a performance bonus that entitle the Company to substantially all of the residual returns or losses and is exposed to economics which could be significant to it. As a result, the Company concluded that it is the primary beneficiary of the Physicians Groups and therefore, consolidates the balance sheets, results of operations,

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and cash flows of these entities. The Company performs a qualitative assessment on an ongoing basis to determine if it continues to be the primary beneficiary.

The table below illustrates the aggregated VIE assets and liabilities and performance for the Physicians Groups:

	As of December 31,
(in thousands)	2021	2020
Total Assets	$80,445	$8,182
Total Liabilities	$59,988	$12,371

	Years Ended December 31,
(in thousands)	2021	2020	2019
Total revenue	$24,145	$227	$—
Operating expenses:
Third-party medical costs	13,133	—	—
Direct patient expense	9,493	3,109	—
Selling, general and administrative expenses	23,895	1,020	—
Depreciation and amortization expense	1,405	188	—
Total operating expenses	47,926	4,317	—
Net loss	$(23,781)	$(4,090)	$—

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
13.    RELATED PARTY TRANSACTIONS

Advisory Services Agreement

In December 2016, the Company and InTandem Capital Partners, LLC (“InTandem”) entered into an advisory services agreement whereby InTandem owned the majority voting and equity interest in Cano Health's Parent, Primary Care (ITC) Holdings, LLC, and provided financial and management consulting services to the Company. Services provided included, but were not limited to (i) corporate strategy, (ii) legal advice, (iii) acquisitions and divestitures strategies, and (iv) debt and equity financings. InTandem was entitled to an annual fee equal to the greater of $0.3 million or 2% of EBITDA for the prior calendar year plus out-of-pocket expenses. The advisory services agreement was terminated upon the consummation of the Business Combination disclosed in Note 1, "Nature of Business and Operations".

Pursuant to the advisory services agreement, the Company incurred expenses which are included in the consolidated statements of operations. The Company incurred related party transaction costs of approximately $2.3 million , $6.3 million and $2.8 million during the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021 and December 31, 2020, no balance and an immaterial balance was owed to InTandem pursuant to this agreement, respectively.

Administrative Service Agreement

On April 23, 2018, the Company entered into an administrative service agreement with Dental Excellence Partners, LLC ("DEP"), under which DEP paid an administrative services fee. In addition, the Company also recognizes revenue from

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

licensing the Cano Dental trademark and from various subleasing agreements with Dental Excellence Partners. The administrative fee is a monthly fixed amount per office for providing comprehensive management and related administrative services to the dental practices. During April 2019, the Company entered into an amendment to this agreement and modified the administrative fee. The Company and DEP terminated the Administrative Service Agreement in December 2020, effective immediately.

The Company recognized approximately $0.4 million, $0.6 million and $0.6 million of income during the years ended December 31, 2021, 2020 and 2019, respectively, which was recorded within the caption fee-for-service and other revenues in the accompanying consolidated statements of operations. As of December 31, 2021, an immaterial amount was due to the Company in relation to these agreements and recorded in the caption accounts receivable.

Dental Service Agreement

During 2019, the Company entered into a dental service agreement with Care Dental Group, LLC (“Belen Dental”), whereby the Company agreed to pay Belen Dental $15 per member per month, for each Medicare Advantage (“MA”) patient that is identified by the Company on a monthly enrollment roster to receive care at the legacy Belen Medical Centers. During the years ended December 31, 2021, 2020 and 2019, the Company paid Belen Dental approximately $0.3 million, $0.7 million and $0.3 million, respectively, pursuant to this agreement.

On October 9, 2020, the Company entered into a dental services agreement with Dental Excellence Partners, LLC to provide dental services for managed care members of the Company. The Company was charged approximately $4.6 million, $2.4 million and $1.8 million during the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, no balance was due to Dental Excellence Partners, LLC.

Humana Relationships

In 2020, Cano Health and its Parent, Primary Care (ITC) Holdings, LLC, entered into multi-year agreements with Humana and its affiliates whereby the Parent entered into a note purchase agreement with Humana for a convertible note due October 2022 with an aggregate principal amount of $60 million. The note accrued interest at a rate of 8% per annum through March 2020 and 10% per annum thereafter, payable in kind. The note was convertible to Class A-4 units of the Parent at the option of Humana in the event the Parent and affiliates seek to consummate a sale transaction and could be settled in cash at the option of Humana. Accordingly, the note was converted and settled in cash upon the consummation of the Business Combination. Humana is not a related party subsequent to the Business Combination on June 3, 2021 due to the repayment of the note.

In 2020, the Company entered into multi-year agreements with Humana, Inc. (“Humana”), a managed care organization, agreeing that Humana will be the exclusive health plan for Medicare Advantage products in certain centers in San Antonio and Las Vegas but allowing services to non-Humana members covered by original Medicare, Medicaid, and commercial health plans in those centers. The agreements contain an administrative payment from Humana in exchange for the Company providing certain care coordination services during the contract term. The care coordination payments are refundable to Humana on a pro-rata basis if the Company ceases to provide services at the centers within the specified contract term. The Company identified one performance obligation per center to stand-ready to provide care coordination services to patients and will recognize revenue ratably over the contract term. Care coordination revenue is included in other revenue along with other ancillary healthcare revenues.

The multi-year agreements also contain an arrangement for a license fee that is payable by the Company to Humana for the Company’s use of certain Humana owned or leased medical centers to provide health care services. The license fee is a reimbursement to Humana for its costs of owning or leasing and maintaining the clinics, including rental payments, maintenance or repair expenses, equipment expenses, special assessments, cost of upgrades, taxes, leasehold improvements, and other expenses identified by Humana. The Company has not paid license fees to Humana during the year ended December 31, 2021. The license, deferred revenue and deferred rent liability to Humana totaled $13.5 million as of December 31, 2020 while Humana was a related party. The Company also recorded $0.5 million and $0.2 million in operating lease expense related to its use of Humana clinics during the years ended December 31, 2021 and 2020, respectively, prior to repaying the note and while Humana was a related party.

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to entering into the agreements, the Company had existing payor relationships with Humana related to existing revenue arrangements within the Company. For the period that Humana was a related party to the Company, the Company recognized in its consolidated statements of operations revenue from Humana, including its subsidiaries, of $308.3 million and $235.5 million for the years ended December 31, 2021 and 2020, respectively. The Company recognized third-party medical expenses of and $249.8 million and $175.4 million, for the years ended December 31, 2021 and 2020, respectively.

In addition, we have entered into expansion agreements with Humana which provide a roadmap to opening new Humana-funded medical centers in the southwestern U.S. by 2024. Humana may decline to fund additional medical centers, which would have an adverse effect on our growth and future prospects.

Operating Leases

The Company leases several offices and medical spaces from certain employees and companies that are controlled by certain equity holders of Primary Care (ITC) Holdings, LLC. Monthly rent expense in aggregate totaled approximately $2.8 million, $2.7 million and $1.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. These operating leases terminate through September 2024.

General Contractor Agreements

As of December 31, 2018, the Company has entered into various general contractor agreements with a company that is controlled by a family member of the Chief Executive Officer of the Company to perform leasehold improvements at various Company locations as well as various repairs and related maintenance as deemed necessary. Payments made pursuant to the general contractor agreements as well as amounts paid for repairs and maintenance to this related party totaled approximately $7.9 million, $7.3 million and $5.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Other Related Party Transactions

The Company made payments to various related parties in relation to logistic software, medical supplies, housekeeping, and moving costs. During the years ended December 31, 2021, 2020 and 2019 the Company paid approximately $1.3 million, $0.6 million and $0.6 million, respectively, to such parties.

On April 23, 2018, the Company advanced funds to an affiliated company, Dental Excellence Partners, LLC, in the amount of $4.5 million. The loan agreement calls for monthly interest-only payments to be received beginning May 1, 2018, and the entire outstanding principal balance shall be due and payable in full on April 23, 2023. The note receivable bears interest at 7%. The Company did not recognize any interest income for the year ended December 31, 2021. For the years ended December 31, 2020, and 2019 the Company recognized $0.3 million and $0.3 million, respectively, of interest income related to this loan agreement. On December 17, 2020, Dental Excellence Partners made an early repayment of the outstanding balance to the Company. In connection with the early repayment, the Company wrote off $0.5 million, $0.4 million of which was due under the Administrative Service Agreement and $0.1 million was due for other services provided.

Additionally, during the year ended December 31, 2018, two executives of Cano Health obtained shares of the former Parent, Primary Care (ITC) Holdings, LLC, for a total amount of $0.4 million. As part of this transaction, the two executives paid cash and entered into promissory notes with the Parent in order to acquire the shares. On May 25, 2018, the first promissory note was obtained in the amount of $0.1 million, payable on May 25, 2026 with a fixed annual interest rate of 2.8%. On August 24, 2018, the second promissory note was obtained from the Company in the amount of $0.5 million, with a fixed annual interest rate of 2.8%. The loan and interest receivable was scheduled to be due on August 24, 2025. As of December 31, 2021, both of the promissory notes were paid in full.

Asset Purchase Agreement

On October 1, 2021, the Company, through its wholly owned subsidiary, completed the acquisition of substantially all of the assets of Aguilar Medcare Associates ("AMA"), for shares of the Company’s Class A common stock equal to approximately $3.0 million pursuant to an asset purchase agreement. Dr. Richard Aguilar, the Company’s Chief Clinical Officer,

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

held an interest in AMA of approximately $1.5 million at the time of the closing of the acquisition. The Company obtained a third-party valuation on the purchase price paid to AMA pursuant to the asset purchase agreement.

14.    STOCK-BASED COMPENSATION

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

2021 Stock Option and Incentive Plan

At the Company’s special meeting of stockholders held on June 2, 2021, the stockholders approved the 2021 Omnibus Equity Incentive Plan (the “2021 Plan”) and the 2021 Employee Stock Purchase Plan (“2021 ESPP”) to encourage and enable the current and future officers, employees, directors, and consultants of the Company and its affiliates to obtain ownership in the Company. The aggregate number of shares authorized for issuance under the 2021 Plan will not exceed 52.0 million shares of stock. The aggregate number of shares authorized for issuance under the 2021 ESPP will not exceed 4.7 million, plus on January 1, 2022, and each January 1 thereafter through January 1, 2031 the number of shares of Class A common stock reserved and available for issuance under the 2021 ESPP Plan shall be cumulatively increased by the lessor of (i) 15.0 million shares of Class A common stock, (ii) one percent 1.0% of the number of shares of Class A common stock issued and outstanding on the immediately preceding December 31st, or (iii) such lesser number of shares determined by the administrator appointed by the Board of Directors.

The 2021 Plan provides for the grant of incentive and nonqualified stock option, restricted stock units (“RSUs”), restricted share awards, stock appreciation awards, unrestricted stock awards, and cash-based awards to employees, directors, and consultants of the Company.

Market Condition Options

On June 3, 2021, in connection with the closing of the Business Combination, the Company granted 12.8 million stock options with market conditions (“Market Condition Awards”) to several executive officers and directors of the Company. The Market Condition Awards vest when the Company’s stock price meets specified hurdle prices and stays above those prices for 20 consecutive days. Once the market condition is satisfied, the applicable percentage of the Market Condition Awards will vest 50% on each of the first and second anniversaries so long as the optionee stays employed. The fair value of the Market Condition Awards is based on a Monte Carlo simulation for each hurdle price. The unrecognized compensation cost of the Market Condition Awards as of December 31, 2021 was $42.0 million, which is expected to be recognized over the weighted average remaining service period of 2.4 years.

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

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 3, 2021

Closing Cano share price as of valuation date	$14.75
Risk-free interest rate	1.68% - 2.0%
Expected volatility	45.0%
Expected dividend yield	0.0%
Expected cost of equity	9.0%

A summary of the status of unvested Market Condition Awards granted under the 2021 Plan from January 1, 2021 through December 31, 2021 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2021	—	—
Granted	12,831,184	$4.23
Vested	—	—
Forfeitures	(127,486)	4.23
Balance, December 31, 2021	12,703,698	$4.23

Restricted Stock Units

During 2021, the Company granted 5,188,722 time-based RSUs to certain employees of the Company. The RSUs vest over a four-year period commencing on the grant date, with one fourth of the RSUs vesting at the end of the first anniversary of the vesting commencement date and the remainder of the RSUs vesting yearly over the following three years. The fair value of RSUs is based on the closing price of the Company’s Class A common stock on the grant date. The unrecognized compensation cost of the RSUs as of December 31, 2021 was $62.5 million, which is expected to be recognized over the weighted average remaining service period of 3.3 years. In addition, certain RSUs were granted to a nonemployee and included a discretionary performance condition which has been deemed not probable of being met and as such no expense has been recorded.

A summary of the status of unvested RSUs granted under the 2021 Plan from January 1, 2021 through December 31, 2021 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2021	—	—
Granted	5,188,722	$$14.20
Vested	—	—
Forfeitures	(21,200)	14.75
Balance, December 31, 2021	5,167,522	$$14.20

The Company recorded compensation expenses of $23.5 million, $0.5 million and $0.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company recorded compensation expense related to the ESPP of $4.5 million for the year ended December 31, 2021

The total stock-based compensation expense related to all the stock-based awards granted by the former Parent is reported in the consolidated statement of operations as compensation expense within the selling, general and administrative expense caption.

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    COMMITMENTS AND CONTINGENCIES

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

Management believes for the years ended December 31, 2021, 2020 and 2019, the minimum requirements of the agreements in place were met.

Litigation

The Company is exposed to various asserted and unasserted potential claims encountered in the normal course of business. Management believes that the resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of their operations or cash flows.

16.     INCOME TAXES

The Company is subject to U.S. federal, state and local income taxes and Puerto Rican income taxes with respect to its taxable income, including its allocable share of any taxable income of its subsidiaries, and is taxed at prevailing corporate tax rates. PCIH is a multiple member limited liability company taxed as a partnership and accordingly any taxable income generated by PCIH is passed through to and included in the taxable income of its members, including the Company.

Prior to the close of the Business Combination, the Company was treated as a pass-through entity for tax purposes and no provision, except for certain subsidiaries which are taxed under Subchapter C, was made in the consolidated financial statements for income taxes. The following income tax items for the periods prior to the close of the Business Combination are related to the applicable subsidiary company that is subject to income tax. Following the close of the Business Combination, the Company is taxed as a corporation.

The net loss for the years ended December 31, 2021 and 2020 consisted of the following:

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	2021	2020
Jurisdictional earnings:
U.S. losses	$(113,837)	$(72,128)
Foreign income (losses)	(2,886)	1,715
Total losses	(116,723)	(70,413)
Current:
U.S. Federal	—	—
U.S. State and local	(2)	63
Foreign	79	525
Total current tax expense	77	588
Deferred:
U.S. Federal	—	—
U.S. State and local	—	—
Foreign	(63)	63
Total deferred tax (benefit) expense	(63)	63
Total tax expense	$14	$651

The tax effect of temporary differences that give rise to significant portion of the deferred tax assets and deferred tax liabilities consist of the following as of December 31, 2021 and December 31, 2020:

(in thousands)	2021	2020
Deferred tax assets:
Pass-through income (loss)	$315,218	$—
Net operating loss	12,762	—
Stock compensation expense	4,761	—
Interest expense carryforward	3,215	—
Other	323	244
Total gross deferred tax	336,279	244
Valuation allowance	(336,279)	(244)
Net deferred tax assets	—	—
Deferred tax liabilities
Unremitted earnings	—	(63)
Deferred tax liability, net	$—	$(63)

A reconciliation of expected income tax expense at the statutory federal income tax rate of 21% for the years ended December 31, 2021 and 2020 to the Company's effective income tax rate follows:

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2021	2020
	Percent	Percent
Income tax benefit computed at statutory rate	21.00%	21.00%
Permanent items	13.57%	—%
Net income attributable to noncontrolling interest	(16.09)%	(21.50)%
State benefit, net of federal benefit	2.10%	—%
Valuation allowance	(21.57)%	(0.33)%
Foreign rate differential	0.93%	—%
Other, net	0.05%	(0.06)%
Total tax expense	(0.01)%	(0.89)%

Our effective tax rate for the year ended December 31, 2021 was (0.01)% compared to (0.89)% for the year ended December 31, 2020. The effective tax rate for the periods presented differs from the statutory U.S. tax rate. This is primarily due to the Company’s pass-through entity treatment for tax purposes prior to the close of the Business Combination, including the Company’s establishment of a full valuation allowance which is further discussed below. In addition, for the Company’s taxable subsidiary operations, the effective tax rate differs mainly due to state income taxes and Puerto Rico taxes. The remaining rate differences are immaterial.

Deferred taxes for the applicable subsidiary companies are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences, operating losses and other tax credit carryforwards. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.

As December 31, 2021, the Company, including its subsidiaries, has approximately $47 million of federal net operating loss carryforwards, and an immaterial amount of state and foreign net operating loss carryforwards, as well as an immaterial amount of foreign tax credits carryforward. As a result of the Tax Cut and Jobs Act of 2017, net operating losses generated post 2017 are carried forward indefinitely.

Management continuously assesses the likelihood that it is more likely than not that the deferred tax assets generated will be realized. In making such determinations, all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, and recent financial operations, are considered. In the event that management were to determine that the deferred income tax assets would be realized in the future for an amount not equal to the net recorded amount, the valuation allowance and provision for income taxes would be adjusted.

The Company does not believe it is more-likely-than-not all of its deferred tax assets will be realized and has therefore recorded a valuation allowance against its deferred tax assets which as of December 31, 2021 are not expected to be realized. The most significant deferred tax asset relates to the outside basis difference in the partnership which has a full valuation allowance through December 31, 2021.

The Company does not have any unrecognized tax positions (“UTPs”) as of December 31, 2021. While the Company currently does not have any UTPs, it is foreseeable that the calculation of the Company’s tax liabilities may involve dealing with uncertainties in the application of complex tax laws and regulations in multiple jurisdictions across the Company’s operations. ASC 740, "Income Taxes" ("ASC 740"), states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. Upon identification of a UTP, the Company would (1) record the UTP as a liability in accordance with ASC 740 and (2) adjust these liabilities if/when management’s judgment changes as a result of the evaluation of new information not previously available. Ultimate resolution of UTPs may produce a result that is materially different from a Company’s estimate of the potential liability. In accordance with ASC 740, the Company would reflect these differences as increases or decreases to income tax expense in the period in which new information is available. The Company’s accounting policy under ASC 740-10 is to include interest and penalties accrued on uncertain tax positions as a component of income tax expense in the event a material uncertain tax position is booked in the consolidated financial statements.

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company files income tax returns in the U.S. with Federal and State and local agencies, and in Puerto Rico. The Company, and its subsidiaries, are subject to U.S. Federal, state and local tax examinations for tax years starting in 2018. In addition, the Puerto Rico subsidiary group is subject to U.S. Federal, state and foreign tax examinations for tax years starting in 2017. The Company does not currently have any ongoing income tax examinations in any of its jurisdictions. The Company has analyzed filing positions in the Federal, State, local and foreign jurisdictions where it is required to file income tax returns for all open tax years and does not believe any tax uncertainties exist.

U.S. federal, state and local, as well as international tax laws and regulations are extremely complex and subject to varying interpretations. On March 27, 2020, the former President signed the Coronavirus Aid, Relief, and Economic Security (CARES) Act into law, which was extended under the Taxpayer Certainty and Disaster Relief Act of 2020, passed on December 27, 2020. Further, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 (ARPA). We are not aware of any provision in the CARES Act, ARPA or any other pending tax legislation that would have a material adverse impact on our financial performance.

Tax Receivable Agreement

Upon the completion of the Business Combination, Cano Health, Inc. became a party to the Tax Receivable Agreement ("TRA"). Under the terms of that agreement, Cano Health, Inc. generally will be required to pay to the Seller and to each other person from time to time that becomes a “TRA Party” under the Tax Receivable Agreement, 85% of the tax savings, if any, that Cano Health, Inc. is deemed to realize in certain circumstances as a result of certain tax attributes that exist following the Business Combination and that are created thereafter, including as a result of payments made under the Tax Receivable Agreement. To the extent payments are made pursuant to the Tax Receivable Agreement, Cano Health, Inc. generally will be required to pay to the Sponsor and to each other person from time to time that becomes a “Sponsor Party” under the Tax Receivable Agreement such Sponsor Party’s proportionate share of, an amount equal to such payments multiplied by a fraction with the numerator 0.15 and the denominator 0.85. The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired unless Cano Health, Inc. exercises its right to terminate the Tax Receivable Agreement for an amount representing the present value of anticipated future tax benefits under the Tax Receivable Agreement or certain other acceleration events occur. The Tax Receivable Agreement liability is determined and recorded under ASC 450, “Contingencies”, as a contingent liability; therefore, we are required to evaluate whether the liability is both probable and the amount can be estimated. Since the Tax Receivable Agreement liability is payable upon cash tax savings and we have determined that positive future taxable income is not probable based on Cano Health, Inc’s historical loss position and other factors that make it difficult to rely on forecasts, we have not recorded the Tax Receivable Agreement liability as of December 31, 2021. We will evaluate this on a quarterly basis which may result in an adjustment in the future.

17.     NET INCOME (LOSS) PER SHARE

The following table sets forth the net loss for the years ended December 31, 2021, 2020 and 2019 and the computation of basic and diluted net income (loss) per common stock for the years ended December 31, 2021, 2020 and 2019:

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
(in thousands, except shares and per share data)	2021	2020	2019
Numerator:
Net loss	$(116,737)	$(71,064)	(19,780)
Less: net loss attributable to non-controlling interests	(98,717)	—	—
Net loss attributable to Class A common stockholders	(18,020)	—	—
Dilutive effect of warrants on net income to Class A common stockholders	(30,181)	N/A	N/A
Dilutive effect of Class B common stock	(86,334)	N/A	N/A
Net loss attributable to Class A common stockholders - Diluted	(134,535)	N/A	N/A
Basic and Diluted Earnings Per Share denominator:
Weighted average common stock outstanding - basic	170,507,194	N/A	N/A
Net loss per share - basic	$(0.11)	N/A	N/A
Diluted Earnings Per Share:
Dilutive effect of warrants on weighted average common stock outstanding	224,920	N/A	N/A
Dilutive effect of Class B common stock on weighted average common stock outstanding	304,965,111	N/A	N/A
Weighted average common stock outstanding - diluted	475,697,225	N/A	N/A
Net loss per share - diluted	$(0.28)	N/A	N/A

Prior to the consummation of the Business Combination, the Company’s ownership structure included equity interests held solely by the Parent. The Company analyzed the calculation of earnings per share for comparative periods presented and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, the earnings per share information has not been presented for the years ended December 31, 2020 and 2019.

The outstanding Company’s Class B common stock does not represent economic interests in the Company, and as such, is not included in the denominator of the net loss per share calculation.

On August 11, 2021, the Company issued 2,720,966 shares of Class A common stock (the “escrowed shares”) to the escrow agent, on behalf of the seller, as part of the consideration in connection with an acquisition. The amount of shares was based on a $30.0 million purchase price divided by the average share price of the Company during the twenty consecutive trading days preceding the closing date of the transaction. The shares were deposited in escrow and will be released to the seller upon the satisfaction of certain performance metrics during 2022 and 2023. The final number of escrowed shares will be calculated by multiplying the initial share amount by an earned share percentage in accordance with the purchase agreement and subtracting any forfeited indemnity shares. The dilutive effects of these shares were excluded from the year ended December 31, 2021 because they were antidilutive.

The Company’s dilutive securities are derived from the Company’s Public Warrants and Private Placement Warrants using the treasury method and excluding the Class A stockholders' income statement effect of the change in the fair value of warrant liabilities. The Public Warrants and Private Placement Warrants were included in the year ended December 31, 2021 dilutive earnings per share calculation. RSUs, stock options, ESPP, Class B common stock and contingent shares were excluded from the dilutive earning per share calculation as they had an anti-dilutive effect for the periods presented. The table below presents the Company’s potentially dilutive securities:

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021
Class B common stock	297,385,981
Public Warrants	22,999,959
Private Placement Warrants	10,533,333
Restricted Stock Units	5,167,522
Stock Options	12,703,698
Contingent Shares Issued in Connection with Acquisitions	2,720,966
ESPP Shares	1,461,087
Potential Common Stock Equivalents	352,972,546

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

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

As discussed more fully in Note 20 Restatement, the unaudited quarterly financial information previously presented has been restated. Further, due to the loss of our Emerging Growth Company ("EGC") status, the Company adopted ASC 842-Leases in the fourth quarter of 2021 using a January 1, 2021 effective date. As a result, our previously reported unaudited financial results have also been revised to reflect the effect of adoption. The restated and revised financial information by quarter for three months ended September 30, 2021, June 30, 2021, and March 31, 2021 is provided below (in thousands, except per share data):

	2021
	Third Quarter (as Restated)	Adjustments	Third Quarter (As Restated and adjusted)	Second Quarter (as Restated)	Adjustments	Second Quarter (as Restated and adjusted)	First Quarter (as Restated)	Adjustments	First Quarter (as Restated and adjusted )
Revenue	$498,931	$—	$498,931	$343,581	$—	$343,581	$274,602	$—	$274,602
Operating expenses	532,523	791	533,314	398,145	250	398,395	279,377	197	279,574
Loss from operations	(33,592)	(791)	(34,383)	(54,564)	(250)	(54,814)	(4,775)	(197)	(4,972)
Total other income (expenses)	(30,701)	6	(30,695)	16,252	2	16,254	(10,625)	(9)	(10,634)
Net income (loss) before income tax (benefit) expense	(64,293)	(785)	(65,078)	(38,312)	(248)	(38,560)	(15,400)	(206)	(15,606)
Income tax (benefit) expense	(547)	—	(547)	2,023	—	2,023	(714)	—	(714)
Net loss	$(64,840)	$(785)	$(65,625)	$(36,289)	$(248)	$(36,537)	$(16,114)	$(206)	$(16,320)
Net loss per share - basic	$(0.14)	$—	$(0.14)	$0.03	$—	$0.03	N/A	—	N/A
Net loss per share - diluted	$(0.14)	$—	$(0.14)	$(0.06)	$—	$(0.06)	N/A	—	N/A

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.    RESTATEMENT (UNAUDITED)

We restated the unaudited quarterly financial information as of and for the three months ended March 31, 2021, as of and for the three and six months ended June 30, 2021, and as of and for the three and nine months ended September 30, 2021, to correct misstatements associated with the timing of the Company's revenue recognition for certain MRA variable consideration within Medicare Advantage contracts.

Description of Restatement Tables

See below for a reconciliation from the previously reported to the restated amounts for the periods as of and for the three months ended March 31, 2021, as of and for the three and six months ended June 30, 2021, and as of and for the three and nine months ended September 30, 2021. The previously reported amounts were derived from the Company's registration statement on Form S-1 filed with the SEC on August 12, 2021 (the "Form S-1") and the Quarterly Reports on Form 10-Q filed with the SEC on August 16, 2021 and November 10, 2021, respectively (the "Form 10-Qs"). These amounts are labeled as “As Previously Reported” in the table below. The amounts labeled “Adjustment” represent the effects of this Restatement.

Effects of the Restatement - Quarterly Results (Unaudited)

The tables below illustrate the impact of the restatement on the historical unaudited Condensed Consolidated Balance Sheets, the unaudited Condensed Consolidated Statements of Operations and the unaudited Condensed Consolidated Statements of Cash Flows for the interim quarters impacted, each as compared with the amounts presented in the Form S-1 and Form 10-Qs previously filed with the SEC. Additionally, as a direct consequence of the restatement, the Company recorded certain other adjustments that were considered immaterial during the restated quarterly periods. Adjustments 1 and 4 in the unaudited Condensed Consolidated Balance Sheets and unaudited Condensed Consolidated Statements of Operations represent the restatement adjustments. See all adjustments detailed in the table below.

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the effects of the restatement on the affected line items within the Company’s previously reported Condensed Consolidated Balance Sheets as of September 30, 2021, June 30, 2021, and March 31, 2021 (dollars in thousands):

	September 30, 2021			June 30, 2021			March 31, 2021
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Assets
Current assets:
Cash, cash equivalents and restricted cash	$208,913	$—	$208,913	$319,277	$—	$319,277	$6,602	$—	$6,602
Accounts receivable, net of unpaid service provider costs [1]	223,644	(79,854)	143,790	131,831	(57,888)	73,943	88,007	(13,661)	74,346
Inventory	1,777	—	1,777	1,176	—	1,176	1,023	—	1,023
Prepaid expenses and other current assets [2]	30,788	(25)	30,763	20,105	(704)	19,401	15,383	(1,483)	13,900
Total current assets	465,122	(79,879)	385,243	472,389	(58,592)	413,797	111,015	(15,144)	95,871
Property and equipment, net	64,156	—	64,156	46,358	—	46,358	40,247	—	40,247
Goodwill [3]	765,511	(3,182)	762,329	546,312	(3,183)	543,129	235,127	—	235,127
Payor relationships, net	584,265	—	584,265	395,185	—	395,185	187,051	—	187,051
Other intangibles, net	256,327	—	256,327	194,315	—	194,315	35,778	—	35,778
Other assets	4,703	—	4,703	4,654	—	4,654	7,522	—	7,522
Total assets	$2,140,084	$(83,061)	$2,057,023	$1,659,213	$(61,775)	$1,597,438	$616,740	$(15,144)	$601,596
Liabilities and stockholders' equity / members' capital
Current liabilities:
Current portion of notes payable	$6,493	$—	$6,493	$5,488	$—	$5,488	$4,800	$—	$4,800
Current portion of equipment loans	513	—	513	324	—	324	319	—	319
Current portion of finance lease liabilities	1,006	—	1,006	978	—	978	973	—	973
Current portion of contingent consideration	8,406	—	8,406	12,347	—	12,347	3,046	—	3,046
Accounts payable and accrued expenses [4]	76,654	(17,994)	58,660	46,465	(11,495)	34,970	39,870	(3,344)	36,526
Deferred revenue	1,815	—	1,815	1,313	—	1,313	1,313	—	1,313
Current portions due to sellers [5]	24,687	—	24,687	22,020	(575)	21,445	34,798	(575)	34,223
Other current liabilities [6]	20,000	12,704	32,704	3,734	4,653	8,387	1,951	2,335	4,286
Total current liabilities	139,574	(5,290)	134,284	92,669	$(7,417)	$85,252	87,070	$(1,584)	$85,486
_______________________________________
1 Reflects a reduction to accounts receivable and capitated revenue as a result of the reduced MRA estimate.
2 Corrects insurance payments originally recorded as prepaid insurance but subsequently recorded in selling, general and administrative expense.
3 Reflect the correction of an error in the purchase price allocation for the University acquisition to reduce goodwill and other current liabilities.
4 Reflects reductions to accounts payable and accrued expenses and direct patient expense as a result of the decrease in estimated provider payments corresponding to the reduced MRA estimate.
5 Corrects accrual for compensation-related costs due to sellers of acquired businesses recorded in transaction costs and other.
6 Reflects a reclassification from accounts receivable, net of unpaid service provider costs for plans that are in a net deficit position to other current liabilities.

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes payable, net of current portion and debt issuance costs	916,111	—	916,111	525,830	—	525,830	456,102	—	456,102
Warrant liabilities	138,493	—	138,493	123,843	—	123,843	—	—	—
Equipment loans, net of current portion	1,454	—	1,454	891	—	891	791	—	791
Long term portion of finance lease liabilities	1,559	—	1,559	1,667	—	1,667	1,871	—	1,871
Deferred rent	5,387	—	5,387	4,868	—	4,868	3,599	—	3,599
Deferred revenue, net of current portion	4,698	—	4,698	4,623	—	4,623	4,951	—	4,951
Due to sellers, net of current portion	170	—	170	—	—	—	—	—	—
Contingent consideration	38,300	—	38,300	—	—	—	2,412	—	2,412
Other liabilities	36,325	—	36,325	16,471	—	16,471	12,800	—	12,800
Total liabilities	1,282,071	(5,290)	1,276,781	770,862	(7,417)	763,445	569,596	(1,584)	568,012
Stockholders’ Equity / Members' Capital
Shares of Class A common stock	17	—	17	17	—	17	—	—	—
Shares of Class B common stock	31	—	31	31	—	31	—	—	—
Members' capital	—	—	—	—	—	—	157,662	—	157,662
Additional paid-in capital	363,060	5,292	368,352	389,892	(33,653)	356,239	—	—	—
Accumulated deficit	(52,547)	(26,876)	(79,423)	(37,640)	(18,547)	(56,187)	(110,383)	(13,560)	(123,943)
Notes receivable, related parties	—	—	—	(136)	—	(136)	(135)	—	(135)
Total Stockholders' Equity / Members’ Capital attributable to Class A common stockholders	310,561	(21,584)	288,977	352,164	(52,200)	299,964	47,144	(13,560)	33,584
Non-controlling interests	547,452	(56,187)	491,265	536,187	(2,158)	534,029	—	—	—
Total Stockholders' Equity / Members’ Capital	858,013	(77,771)	780,242	888,351	(54,358)	833,993	47,144	(13,560)	33,584
Total Liabilities and Stockholders' Equity / Members’ Capital	$2,140,084	$(83,061)	$2,057,023	$1,659,213	$(61,775)	$1,597,438	$616,740	$(15,144)	$601,596

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth the effects of the restatement on the affected line items within the Company’s previously reported Condensed Consolidated Statements of Operations for the quarterly periods ended September 30, 2021, June 30, 2021, and March 31, 2021 (dollars in thousands):

	September 30, 2021			June 30, 2021			March 31, 2021
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated

Revenue:
Capitated revenue [1]	$501,780	$(28,017)	$473,763	$379,210	$(49,726)	$329,484	$267,051	$(5,694)	$261,357
Fee-for-service and other revenue[2]	25,018	150	25,168	13,953	144	14,097	13,084	161	13,245
Total revenue	526,798	(27,867)	498,931	393,163	(49,582)	343,581	280,135	(5,533)	274,602
Operating expenses:
Third-party medical costs[3]	379,316	2,000	381,316	291,816	—	291,816	195,046	—	195,046
Direct patient expense [4]	57,708	(7,340)	50,368	43,782	(8,175)	35,607	34,287	(50)	34,237
Selling, general and administrative expenses [5]	75,926	692	76,618	46,574	585	47,159	34,848	161	35,009
Depreciation and amortization expense	16,955	—	16,955	7,945	—	7,945	5,846	—	5,846
Transaction costs and other [6]	6,528	738	7,266	16,374	(756)	15,618	9,239	—	9,239
Total operating expenses	536,433	(3,910)	532,523	406,491	(8,346)	398,145	279,266	111	279,377
Income (loss) from operations	(9,635)	(23,957)	(33,592)	(13,328)	(41,236)	(54,564)	869	(5,644)	$(4,775)
Other income and expense:
Interest expense	(16,023)	—	(16,023)	(9,714)	—	(9,714)	(10,626)	—	(10,626)
Interest income	1	—	1	1	—	1	1	—	1
Loss on extinguishment of debt	—	—	—	(13,225)	—	(13,225)	—	—	—
Change in fair value of warrant liabilities	(14,650)	—	(14,650)	39,215	—	39,215	—	—	—
Other income (expense)	(29)	—	(29)	(25)	—	(25)	—	—	—
Total other income (expense)	(30,701)	—	(30,701)	16,252	—	16,252	(10,625)	—	(10,625)
_______________________________________
1 Reflects a decrease to capitated revenue and accounts receivable as a result of the reduced MRA estimate.
2 Reflects a reclassification of sublease income to fee-for-service and other revenue from selling, general and administrative.
3 Reflects an increase to third-party medical costs and reduction of accounts receivable.
4 Reflects reductions to direct patient expense and accounts payable and accrued expenses as a result of the decrease in estimated provider payments corresponding to the reduced MRA estimate.
5 Corrects stock-based compensation expense with a corresponding increase in additional paid in capital and the reclassification of sublease income to fee-for-service and other revenue..
6 Corrects a professional fee accrual offset by an accrual for certain other compensation-related costs due to sellers of acquired businesses.

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net income (loss) before income tax expense (benefit)	(40,336)	(23,957)	(64,293)	2,924	(41,236)	(38,312)	(9,756)	(5,644)	(15,400)
Income tax expense (benefit)	547	—	547	(2,023)	—	(2,023)	714	—	714
Net income (loss)	$(40,883)	$(23,957)	$(64,840)	$4,947	$(41,236)	$(36,289)	$(10,470)	$(5,644)	$(16,114)
Net loss attributable to non-controlling interests	(26,246)	(15,356)	(41,602)	(4,533)	(36,311)	(40,844)	(10,470)	(5,644)	(16,114)
Net income (loss) attributable to Class A common stockholders	$(14,637)	$(8,601)	$(23,238)	$9,480	$(4,925)	$4,555	$—	$—	$—

Net income (loss) per share attributable to Class A common stockholders, basic	$(0.09)		$(0.14)	$0.06		$0.03	N/A		N/A
Net loss per share attributable to Class A common stockholders, diluted	$(0.09)		$(0.14)	$(0.03)		$(0.06)	N/A		N/A
Weighted-average shares used in computation of earnings per share:
Basic	170,871,429		170,871,429	167,134,853		167,134,853	N/A		N/A
Diluted	170,871,429		477,255,983	168,884,315		168,884,315	N/A		N/A

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth the effects of the Restatement on the affected line items within the Company’s previously reported unaudited Condensed Consolidated Statements of Operations for the year-to-date periods ended September 30, 2021 and June 30, 2021 (dollars in thousands):

	Nine Months Ended September 30, 2021			Six Months Ended June 30, 2021
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated

Revenue:
Capitated revenue[1]	$1,148,041	$(83,437)	$1,064,604	$646,261	$(55,420)	$590,841
Fee-for-service and other revenue[2]	52,055	$455	$52,510	27,037	$305	$27,342
Total revenue	1,200,096	$(82,982)	$1,117,114	673,298	$(55,115)	$618,183
Operating expenses:
Third-party medical costs[3]	866,177	2,000	868,177	486,862	—	486,862
Direct patient expense[4]	135,777	(15,565)	120,212	78,069	(8,225)	69,844
Selling, general and administrative expenses[5]	157,348	1,438	158,786	81,422	746	82,168
Depreciation and amortization expense	30,746	—	30,746	13,791	—	13,791
Transaction costs and other[6]	32,140	(18)	32,122	25,613	(756)	24,857
Total operating expenses	1,222,188	(12,145)	1,210,043	685,757	(8,235)	677,522
Income (loss) from operations	(22,092)	$(70,837)	$(92,929)	(12,459)	$(46,880)	$(59,339)
Other income and expense:
Interest expense	(36,363)	—	(36,363)	(20,340)	—	(20,340)
Interest income	4	—	4	2	—	2
Loss on extinguishment of debt	(13,225)	—	(13,225)	(13,225)	—	(13,225)
Change in fair value of warrant liabilities	24,565	—	24,565	39,215	—	39,215
Other income (expense)	(54)	—	(54)	(25)	—	(25)
Total other income (expense)	(25,073)	$—	$(25,073)	5,627	$—	$5,627
Net loss before income tax expense (benefit)	(47,165)	$(70,837)	$(118,002)	(6,832)	$(46,880)	$(53,712)
Income tax benefit	(762)	$—	$(762)	(1,309)	$—	$(1,309)
Net loss	$(46,403)	$(70,837)	$(117,240)	$(5,523)	$(46,880)	$(52,403)
Net loss attributable to non-controlling interests	(41,283)	$(57,276)	$(98,559)	(15,003)	$(41,955)	$(56,958)
Net income (loss) attributable to Class A common stockholders	$(5,120)	$(13,561)	$(18,681)	$9,480	$(4,925)	$4,555

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net income (loss) per share attributable to Class A common stockholders, basic	$(0.03)	$(0.11)	$0.06	$0.03
Net loss per share attributable to Class A common stockholders, diluted	$(0.08)	$(0.16)	$(0.03)	$(0.06)
Weighted-average shares used in computation of earnings per share:
Basic	168,100,210	168,100,210	166,691,634	166,691,634
Diluted	169,312,258	169,312,258	167,571,198	167,571,198
_______________________________________
1 Reflects a decrease to capitated revenue and accounts receivable as a result of the reduced MRA estimate.
2 Reflects a reclassification of sublease income to fee-for-service and other revenue from selling, general and administrative.
3 Reflects an increase to third-party medical costs and a reduction of accounts receivable.
4 Reflects reductions to direct patient expense and accounts payable and accrued expenses as a result of the decrease in estimated provider payments corresponding to the reduced MRA estimate.
5 Corrects stock-based compensation expense with a corresponding increase in additional paid in capital and the reclassification of sublease income to fee-for-service and other revenue..
6 Corrects a professional fee accrual offset by an accrual for certain other compensation-related costs due to sellers of acquired businesses.

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth the effects of the Restatement on the affected line items within the Company’s previously reported unaudited Condensed Consolidated Statements of Cash Flows for the year-to-date periods ended September 30, 2021, June 30, 2021 and March 31, 2021 (dollars in thousands):

	Nine Months Ended September 30, 2021			Six Months Ended June 30, 2021			Three Months Ended March 31, 2021
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)[1]	$(46,403)	$(70,837)	$(117,240)	$(5,523)	$(46,880)	$(52,403)	$(10,470)	$(5,644)	$(16,114)
Equity-based compensation[2]	12,148	983	13,131	3,239	441	3,680	71	—	71
Accounts receivable, net[3]	(95,991)	70,497	(25,494)	(54,973)	48,532	(6,441)	(11,233)	4,304	(6,929)
Prepaid expenses and other current assets[4]	(27,358)	24	(27,334)	(16,790)	703	(16,087)	(8,024)	1,487	(6,537)
Accounts payable and accrued expenses[5]	56,626	(16,006)	40,620	23,407	(8,981)	14,426	6,025	(52)	5,973
Interest accrued due to seller[7]	—	1,208	1,208	—	957	957	—	536	536
Other liabilities[6]	(9,376)	12,336	2,960	1,681	3,708	5,389	(1,982)	1,390	(592)
Net cash used in operating activities	(91,498)	(1,795)	(93,293)	(56,580)	(1,520)	(58,100)	(16,707)	2,021	(14,688)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of subsidiaries including non-compete intangibles, net of cash acquired8	(1,068,661)	3,182	(1,065,479)	(617,576)	3,182	(614,394)	(898)	—	(898)
Net cash used in investing activities	(1,116,030)	3,182	(1,112,848)	(649,269)	3,182	(646,087)	(9,699)	—	(9,699)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from insurance financing arrangements[9]	4,401	(2,699)	1,702	4,355	(2,653)	1,702	4,356	(2,654)	1,702
Payments of principal on insurance financing arrangements[9]	(3,939)	2,520	(1,419)	(2,941)	1,948	(993)	(1,736)	1,169	(567)
Interest accrued due to seller[7]	1,208	(1,208)	—	957	(957)	—	536	(536)	—
Net cash used in / provided by financing activities	1,382,634	(1,387)	1,381,247	991,319	(1,662)	989,657	(799)	(2,021)	(2,818)
Net increase (decrease) in cash, cash equivalents and restricted cash	175,106	—	175,106	285,470	—	285,470	(27,205)	—	(27,205)
Cash, cash equivalents and restricted cash at beginning of year	33,807		33,807	33,807		33,807	33,807		33,807
Cash, cash equivalents and restricted cash at end of period	$208,913		$208,913	$319,277		$319,277	$6,602		$6,602
____________________________________
1 Reflects the cumulative impact on net loss of the adjustments detailed within the statement of operations.
2 Corrects stock-based compensation expense.
3 Reflects changes to accounts receivable as a result of the reduced MRA estimate.
4 Corrects insurance payments originally recorded as prepaid insurance.
5 Reflects changes to accounts payable and accrued expenses as a result of the change in estimated provider payments corresponding to the reduced MRA estimate.
6 Reflects a reclassification from accounts receivable, net of unpaid service provider costs for plans that are in a net deficit position.
7 To reclass interest accrued due to sellers from financing activities to operating activities.
8 Reflect the correction of an error in the purchase price allocation for the University acquisition.
9 To reflect adjustment to financed insurance.

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.    REVISION

Revision to December 31, 2020 and December 31, 2019 Financial Information

In addition to the restatement discussed above, the Company revised the previously issued 2020 and 2019 audited consolidated financial statements within this note because correcting the accumulated errors in 2021 could have resulted in a material misstatement of the 2021 financial statements.

The following table sets forth the effects of the revision on the affected line items within the Company’s previously reported Consolidated Balance Sheet as of December 30, 2020 (dollars in thousands):

	December 31, 2020
	As Previously Reported	Adjustments	As Revised
Assets
Current assets:
Cash, cash equivalents and restricted cash	$33,807	$—	$33,807
Accounts receivable, net of unpaid service provider costs [1]	76,709	(9,356)	67,353
Inventory	922	—	922
Prepaid expenses and other current assets	8,937	—	8,937
Total current assets	120,375	(9,356)	111,019
Property and equipment, net	38,126	—	38,126
Goodwill	234,328	—	234,328
Payor relationships, net	189,570	—	189,570
Other intangibles, net	36,785	—	36,785
Other assets	4,362	—	4,362
Total assets	$623,546	$(9,356)	$614,190
Liabilities and stockholders' equity / members' capital
Current liabilities:
Current portion of notes payable	$4,800	$—	$4,800
Current portion of equipment loans	314	—	314
Current portion of finance lease liabilities	876	—	876
Current portion of contingent consideration	—	—	—
Accounts payable and accrued expenses [2]	33,180	(1,810)	31,370
Deferred revenue	988	—	988
______________________________________
1 Reflects a reduction to accounts receivable and capitated revenue as a result of the reduced MRA estimate.
2 Reflects reductions to accounts payable and accrued expenses and direct patient costs as a result of the decrease in estimated provider payments corresponding to the reduced MRA estimate.

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Current portions due to sellers [3]	27,129	(575)	26,554
Current portion of operating lease liabilities	—	—	—
Other current liabilities [4]	1,333	945	2,278
Total current liabilities	68,620	(1,440)	67,180
Notes payable, net of current portion and debt issuance costs	456,745	—	456,745
Equipment loans, net of current portion	873	—	873
Long term portion of finance lease liabilities	1,580	—	1,580
Deferred revenue, net of current portion	4,277	—	4,277
Due to sellers, net of current portion	13,976	—	13,976
Contingent consideration	5,172	—	5,172
Other liabilities	11,651	—	14,762
Total liabilities	566,005	(1,440)	564,565
Stockholders’ Equity / Members' Capital
Members' capital	157,591	—	157,591
Accumulated deficit	(99,916)	(7,916)	(107,832)
Notes receivable, related parties	(134)	—	(134)
Total member's capital	57,541	(7,916)	49,625
Total liabilities and members’ Capital	$623,546	$(9,356)	$614,190
______________________________________
3 Corrects the accrual for compensation-related costs due to sellers of acquired businesses recorded in transaction costs and other.
4 Reflects a reclassification from accounts receivable, net of unpaid service provider costs for plans that are in a net deficit position to other current liabilities.

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the effects of the revision on the affected line items within the Company’s previously reported Consolidated Statements of Operations for the year ended December 30, 2020 and December 31, 2019 (dollars in thousands):

	December 31, 2020			December 31, 2019
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised

Revenue:
Capitated revenue [1]	$794,164	$2,209	$796,373	$343,903	$(3,002)	$340,901
Fee-for-service and other revenue	35,203	—	35,203	20,483		20,483
Total revenue	829,367	2,209	831,576	364,386	(3,002)	361,384
Operating expenses:
Third-party medical costs	564,987	—	564,987	241,089	1,483	242,572
Direct patient expense [2]	102,284	(926)	101,358	43,020	(920)	42,100
Selling, general and administrative expenses	103,962	—	103,962	59,148		59,148
Depreciation and amortization expense	18,499	—	18,499	6,822		6,822
Transaction costs and other [3]	43,520	(575)	42,945	17,583		17,583
Change in fair value of contingent consideration	65	—	65	2,845		2,845
Total operating expenses	833,317	(1,501)	831,816	370,507	563	371,070
Income (loss) from operations	(3,950)	3,710	(240)	(6,121)	(3,565)	(9,686)
Other income and expense:
Interest expense	(34,002)	—	(34,002)	(10,163)	—	(10,163)
Interest income	320	—	320	319	—	319
Loss on extinguishment of debt	(23,277)	—	(23,277)	—	—	—
Change in fair value of embedded derivative	(12,764)	—	(12,764)	—	—	—
Change in fair value of warrant liabilities	—	—	—	—	—	—
Other income (expense)	(450)	—	(450)	(250)	—	(250)
Total other income (expense)	(70,173)	—	(70,173)	(10,094)	—	(10,094)
Net loss before income tax benefit (expense)	(74,123)	3,710	(70,413)	(16,215)	(3,565)	(19,780)
Income tax expense (benefit)	651	—	651	—	—	—
Net income (loss)	$(74,774)	$3,710	$(71,064)	$(16,215)	$(3,565)	$(19,780)
____________________________________
1 Reflects a decrease to capitated revenue and accounts receivable as a result of the reduced MRA.
2 Reflects reductions to direct patient expense and accounts payable and accrued expenses as a result of the decrease in estimated provider payments corresponding to the reduced MRA estimate.
3 Corrects compensation-related costs due to sellers of acquired businesses with a corresponding increase in additional paid in capital.

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the effects of the revision on the affected line items within the Company’s previously reported Consolidated Statements of Cash Flows for the years ended December 30, 2020 and December 31, 2019 (dollars in thousands):

	2020			2019
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss[1]	$(74,774)	$3,710	$(71,064)	$(16,215)	$(3,565)	$(19,780)
Equity-based compensation	528	—	528	182	—	182
Accounts receivable, net[2]	(27,500)	(2,809)	(30,309)	(21,779)	4,139	(17,640)
Prepaid expenses and other current assets	(5,152)	—	(5,152)	(2,086)	—	(2,086)
Accounts payable and accrued expenses[3]	28,250	(925)	27,325	11,250	(920)	10,330
Other liabilities[4]	2,486	24	2,510	2,279	346	2,625
Net cash used in operating activities	(9,235)	—	(9,235)	(15,465)	—	(15,465)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	(268,366)	—	(268,366)	(90,784)		(90,784)
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	282,216	—	282,216	132,038	—	132,038
Net increase (decrease) in cash, cash equivalents and restricted cash	4,615		4,615	25,789		25,789
Cash, cash equivalents and restricted cash at beginning of year	29,192		29,192	3,403		3,403
Cash, cash equivalents and restricted cash at end of period	$33,807		$33,807	$29,192		$29,192
____________________________________
1 Reflects the cumulative impact on net loss of the adjustments detailed within the statement of operations.
2 Reflects changes to accounts receivable as a result of the reduced MRA estimate.
3 Reflects changes to accounts payable and accrued expenses as a result of the change in estimated provider payments corresponding to the reduced MRA estimate.
4 Reflects a reclassification from accounts receivable, net of unpaid service provider costs for plans that are in a net deficit position and corrects accrual for compensation-related costs due to sellers of acquired businesses.

22.    SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

(a) Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting. Our management, with the participation of our Chief Executive Officer and the Chief Financial Officer, under the oversight of the Board, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, as of the end of the period covered by this Annual Report on Form 10-K to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as a result of the material weaknesses initially identified in our January 2021 filing of our S-4 Registration Statement and further identified below by management.

The material weaknesses pertain to (i) our failure to establish controls to ensure the completeness and accuracy of information used to estimate and record certain accruals or make other closing adjustments in the financial statement close process, (ii) our failure in the process of accounting for business combinations related to the design and operation of controls to record and measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest recognized as part of a business combination, and (iii) our failure to have a sufficient complement of personnel with an appropriate level of knowledge, experience and oversight commensurate with their financial reporting requirements to ensure proper selection and application of GAAP.

One consequence of the material weakness identified above was that in the course of finalizing the audit of our financial statements for the year ended December 31, 2021, we with our independent auditors identified a misapplication of GAAP that resulted in a restatement. The restatement results from the Company’s correction of its accounting for Medicare Risk Adjustment (“MRA”) revenue within Medicare Advantage contracts. The correction changes the timing of the revenue recognition for the MRA revenue, which results in recognizing such revenue when the Company is entitled to receive such revenue upon satisfaction of performance obligations in accordance with the requirements of ASC 606, Revenue from Contracts with Customers (“ASC 606”). The correction in the timing of revenue recognition under ASC 606 resulted in adjustments to capitated revenue, direct patient expense, accounts receivable, net of unpaid service provider costs, and accounts payable and accrued expenses. The Company evaluated the adjustments to the MRA revenue recorded during 2021, 2020 and 2019, and, after assessing the materiality of such adjustments, restated its financial statements for each of the quarterly periods ended March 31, 2021, June 30, 2021 and September 30, 2021 in the 2021 Form 10-K for the year ended December 31, 2021 (collectively, the “Prior Quarterly Financial Statements”). While the effects of the correction in timing of revenue recognition were not material to the previously issued 2020 and 2019 audited consolidated financial statements, those financial statements were revised because correcting the accumulated errors in 2021 could have resulted in a material misstatement of the 2021 financial statements. The Company further concluded that the impact of the accounting adjustments on the Company’s unaudited condensed consolidated financial statements for each of the quarterly periods ended March 31, 2020, June 30, 2020 and September 30, 2020, were not material to those financial statements.

The material weaknesses have not been remediated as of the date of the filing of this Annual Report on Form 10-K. See “Part II. Other Information, Item 1A. Risk Factors − Risks Related to Being a Public Company − Our independent registered public accountants have identified a number of material weaknesses in our internal control over financial reporting. If we are unable to remediate the material weaknesses, or if other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner."

Our management is actively engaged in the implementation of remediation plans to address existing, and the newly identified material weaknesses. These plans include implementation of enhanced documentation of policies and procedures, along with the allocation of resources dedicated to training and monitoring these policies and procedures and recruiting personnel with appropriate levels of skills commensurate with their roles.

As a result of these efforts, as of the date of the filing of this Annual Report on Form 10-K, our management believes we have made progress toward remediating the underlying causes of the material weaknesses. Although we believe our remediation efforts will be effective in remediating the material weaknesses, there can be no assurance as to when the remediation plans will be fully implemented, or that the plans, as currently designed, will adequately remediate the material weaknesses. The material weaknesses will not be considered fully addressed until the enhanced policies and procedures over documentation have been in operation for a sufficient period of time for our management to conclude that the material weaknesses have been fully remediated.

Notwithstanding these identified material weaknesses, as of the date of the filing of this Annual Report on Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, believes that the audited consolidated financial statements contained in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods and such financial statements are presented in conformity with GAAP.

(b) Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting as allowed by the SEC for reverse acquisitions between an issuer and a private operating company when it is not possible to conduct an assessment of the private operating company’s internal control over financial reporting in the period between the consummation date of the reverse acquisition and the date of management’s assessment of internal control over financial reporting (see Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations). As discussed elsewhere in this Annual Report on Form 10-K, we completed a Business Combination on June 3, 2021. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date, as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. As a result, management was unable, without incurring unreasonable effort or expense, to complete an assessment of our internal control over financial reporting as of December 31, 2021.

(c) Changes in Internal Control over Financial Reporting

Effective January 1, 2021, we adopted ASU No. 2016-02, “Leases (Topic 842)” and related amendments (collectively, the “new lease standard”). As a result of our adoption of the new lease standard, we implemented significant new lease accounting systems, processes and internal controls over lease accounting to assist us in the application of the new lease standard. Other than the system, controls and processes related to the adoption of ASC 842 and steps taken in our remediation efforts outlined above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

Item 9C.    Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

None.

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporate herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporate herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021. Our independent public accounting firm is Ernst & Young, LLP, Miami, Florida, United States, PCAOB Audit ID: 42.

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1) Financial Statements.

The accompanying Index to Consolidated Financial Statements on page 95 of this annual report on Form 10-K is provided in response to this item.

2. List of Financial Statement Schedules.

All schedules are omitted because the required information is either not present, not present in material amounts or presented within the consolidated financial statements.

(b) The exhibits listed in the following “Exhibit Index” are filed, furnished or incorporated by reference as part of this Annual Report.

Exhibit Index
Exhibit Number	Description

2.1
Asset Purchase Agreement, dated July 2, 2021, by and among Doctor’s Medical Center, LLC, each Owner named therein, Cano Health, LLC, and Ventura De Paz in his capacity as Owners’ Representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 6, 2021).

2.2
Amendment to Business Combination Agreement, dated as of May 28, 2021, by and among Jaws Acquisition Corp., Jaws Merger Sub, LLC, Primary Care (ITC) Intermediate Holdings, LLC and Primary Care (ITC) Intermediate Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 28, 2021).

2.3
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
4.3
Warrant Agreement, dated May 18, 2020, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 of the of the Company’s Current Report on Form 8-K, filed with the SEC on May 19, 2020).

4.4*	Description of Securities of the Company.
10.1
Bridge Loan Agreement, dated July 2, 2021, by and among Cano Health, LLC, Primary Care (ITC) Intermediate Holdings, LLC, Credit Suisse AG, Cayman Islands Branch and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.15 to the Company’s quarterly report on Form 10-Q filed on August 15, 2021).

10.2
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

10.3
Third Amendment and Incremental Facility Amendment to Credit Agreement, dated June 11, 2021, by and among Cano Health, LLC, Primary Care (ITC) Intermediate Holding, LLC and Credit Suisse AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed on June 25, 2021).

10.4
Third Amendment and Incremental Facility Amendment to Credit Agreement, dated June 29, 2021, by and among Cano Health, LLC, Primary Care (ITC) Intermediate Holdings, LLC, Credit Suisse AG, Cayman Islands Branch and the other lenders party thereto (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2021).

10.5*
Fifth Amendment and Incremental Facility Amendment (“Fifth Amendment”) to the Credit Agreement, dated as of December 10, 2021 by and among Cano Health, LLC, Primary Care (ITC) Intermediate Holdings, LLC, Credit Suisse AG, Cayman Islands Branch and the lenders party thereto.

10.6
Investor Agreement, dated as of June 3, 2021, by and among Cano Health, Inc., Primary Care (ITC) Holdings, LLC and the investors parties (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 9, 2021).

10.7
Form of Lock-Up Agreement by and between Cano Health, Inc. and the holders parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 9, 2021).

10.8
Tax Receivable Agreement, as of June 3, 2021 by and among Cano Health, Inc. and the parties thereto (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed on June 25, 2021).

10.9+	Cano Health, Inc. 2021 Stock Option and Incentive Plan (incorporated by reference to Annex L to the Company’s Proxy Statement/Prospectus filed on May 7, 2021).
10.10+
Forms of Award Agreements under the Cano Health, Inc. 2021 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 9, 2021).

10.11+	Cano Health, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Annex K to the Company’s Proxy Statement/Prospectus filed on May 7, 2021).
10.13+*	Second Amendment to Cano Health, Inc. 2021 Employee Stock Purchase Plan dated December 14, 2021.
10.14+	Employment Agreement, by and between Cano Health, LLC and Dr. Marlow Hernandez (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on June 9, 2021).
10.15+	Employment Agreement, by and between Cano Health, LLC and Dr. Richard Aguilar (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on June 9, 2021).
10.16+
Amended and Restated Employment Agreement, by and between Cano Health, LLC and David Armstrong (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on June 9, 2021).

10.17+
Amended and Restated Employment Agreement, dated April 5, 2021, by and between Cano Health, LLC and Brian D. Koppy (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on June 9, 2021).

10.18+	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on June 9, 2021).
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed on July 16, 2021).
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

*	Filed herewith.
**	Furnished herewith.
+	Indicates a management contract or any compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANO HEALTH, INC.

Date		Signature	Title

March 14, 2022	By:	/s/ Dr. Marlow Hernandez	Chief Executive Officer
		Dr. Marlow Hernandez	(Principal Executive Officer)

March 14, 2022	By:	/s/ Brian D. Koppy	Chief Financial Officer
		Brian D. Koppy	(Principal Financial Officer)

March 14, 2022	By:	/s/ Mark Novell	Chief Accounting Officer
		Mark Novell	(Principal Accounting Officer)

March 14, 2022	By:	/s/ Dr. Lewis Gold	Director
Dr. Lewis Gold

March 14, 2022	By:	/s/ Jacqui Guichelaar	Director
Jacqui Guichelaar

March 14, 2022	By:	/s/ Angel Morales	Director
Angel Morales

March 14, 2022	By:	/s/ Dr. Alan Muney	Director
Dr. Alan Muney

March 14, 2022	By:	/s/ Kim Rivera	Director
Kim Rivera

March 14, 2022	By:	/s/ Barry Sternlicht	Director
Barry Sternlicht

March 14, 2022	By:	/s/ Sol Trujillo	Director
Sol Trujillo

March 14, 2022	By:	/s/ Elliot Cooperstone	Director
Elliot Cooperstone