Form 10-Q
period 2022-03-31
Cano Health, Inc.
filed 2022-05-09
CIK 1800682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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

As of May 6, 2022 the registrant had 207,747,333 shares of Class A common stock outstanding and 276,722,704 shares of Class B common stock outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

•our ability to recognize the benefits of the Business Combination (as defined herein) and our other recent acquisitions, which may be affected by, among other things, competition and our ability to grow and manage growth profitability;
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
•our predictions about the need for our wellness centers after the coronavirus disease 2019 ("COVID-19 pandemic"), including the attractiveness of our offerings and member retention rates;
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
•our ability to implement remediation plans to address the material weaknesses that are described in Part I, Item 4. of this Quarterly Report on Form 10-Q; and
•the outcome of any known and unknown litigation and regulatory proceedings.

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

ii

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
•the risk that we will need to raise additional capital to execute our business plan, which may not be available on acceptable terms or at all; and
•the risk that we experience difficulties in managing our growth and expanding operations.

iii

CANO HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash, cash equivalents and restricted cash	$113,052	$163,170
Accounts receivable, net of unpaid service provider costs	191,724	133,433
Prepaid expenses and other current assets	18,859	20,632
Total current assets	323,635	317,235
Property and equipment, net	95,595	85,261
Operating lease right-of-use assets	152,180	132,173
Goodwill	772,704	769,667
Payor relationships, net	569,086	576,648
Other intangibles, net	241,963	248,973
Other assets	16,602	13,582
Total assets	$2,171,765	$2,143,539
Liabilities and stockholders' equity
Current liabilities:
Current portion of notes payable	$6,444	$6,493
Current portion of finance lease liabilities	1,448	1,295
Current portion of contingent consideration	3,062	3,123
Accounts payable and accrued expenses	93,368	80,829
Current portions due to sellers	1,480	17,357
Current portion of operating lease liabilities	18,383	15,275
Other current liabilities	34,472	36,664
Total current liabilities	158,657	161,036
Notes payable, net of current portion and debt issuance costs	915,738	915,266
Long term portion of operating lease liabilities	141,477	122,935
Warrant liabilities	52,982	80,144
Long term portion of finance lease liabilities	2,738	2,181
Contingent consideration	30,700	35,300
Other liabilities	31,696	28,109
Total liabilities	1,333,988	1,344,971
Stockholders’ Equity
Shares of Class A common stock $0.0001 par value (6,000,000,000 shares authorized and 205,026,367 and 180,113,551 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	20	18
Shares of Class B common stock $0.0001 par value (1,000,000,000 shares authorized and 276,722,704 and 297,385,981 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	28	30
Additional paid-in capital	464,262	397,443
Accumulated deficit	(78,100)	(78,760)
Total Stockholders' Equity before non-controlling interests	386,210	318,731
Non-controlling interests	451,567	479,837
Total Stockholders' Equity	837,777	798,568
Total Liabilities and Stockholders' Equity	$2,171,765	$2,143,539
The accompanying Notes are an integral part of these Condensed Financial Statements

CANO HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2022	2021
Revenue:
Capitated revenue (Related parties comprised $0 and $179,509 for the three months ended March 31, 2022 and 2021, respectively)	$674,351	$261,357
Fee-for-service and other revenue (Related parties comprised $0 and $412 for the three months ended March 31, 2022 and 2021, respectively)	29,986	13,245
Total revenue	704,337	274,602
Operating expenses:
Third-party medical costs (Related parties comprised $0 and $133,844 for the three months ended March 31, 2022 and 2021, respectively)	535,779	195,046
Direct patient expense (Related parties comprised $1,454 and $1,430 for the three months ended March 31, 2022 and 2021, respectively)	60,677	34,237
Selling, general, and administrative expenses (Related parties comprised $1,677 and $1,091 for the three months ended March 31, 2022 and 2021, respectively)	96,587	35,009
Depreciation and amortization expense	19,036	5,846
Transaction costs and other	8,375	8,954
Change in fair value of contingent consideration	(4,661)	285
Total operating expenses	715,793	279,377
Loss from operations	(11,456)	(4,775)
Other income and expense:
Interest expense	(13,284)	(10,626)
Interest income	1	1
Loss on extinguishment of debt	(1,428)	—
Change in fair value of warrant liabilities	27,162	—
Total other income (expense)	12,451	(10,625)
Net income (loss) before income tax expense	995	(15,400)
Income tax expense	1,080	714
Net loss	$(85)	$(16,114)
Net loss attributable to non-controlling interests	(745)	—
Net income attributable to Class A common stockholders	$660	$—

Net income per share attributable to Class A common stockholders, basic	$0.00	N/A
Net loss per share attributable to Class A common stockholders, diluted	$0.00	N/A
Weighted-average shares outstanding:
Basic	191,410,221	N/A
Diluted	468,132,925	N/A
The accompanying Notes are an integral part of these Condensed Financial Statements

CANO HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY / MEMBERS' CAPITAL
(UNAUDITED)

(in thousands, except shares)	Members' Capital		Class A Shares		Class B Shares		Additional Paid-in Capital	Notes Receivable	Accumulated Deficit	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE—December 31, 2021	—	$—	180,113,551	$18	297,385,981	$30	$397,443	$—	$(78,760)	$479,837	$798,568
Stock-based compensation expense	—	—	—	—	—	—	13,816	—	—	—	13,816
Issuance of common stock for acquisitions	—	—	2,857,167	—	—	—	15,771	—	—	—	15,771
Exchange of Class B common stock for Class A common stock	—	—	20,663,277	2	(20,663,277)	(2)	33,083	—	—	(33,083)	—
ESPP Issuance	—	—	1,392,372	—	—	—	9,707	—	—	—	9,707
Impact of transactions affecting non-controlling interests	—	—		—	—	—	(5,558)	—	—	5,558	—
Net loss	—	—	—	—	—	—	—	—	660	(745)	(85)
BALANCE—March 31, 2022	—	$—	205,026,367	$20	276,722,704	$28	$464,262	$—	$(78,100)	$451,567	$837,777

(in thousands, except shares)	Members' Capital		Class A Shares		Class B Shares		Additional Paid-in Capital	Notes Receivable	Accumulated Deficit	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE—December 31, 2020	306,843,662	$31	—	$—	—	$—	$157,560	$(134)	$(107,832)	$—	$49,625
Stock-based compensation expense	—	—	—	—	—	—	71	—	—	—	71
Notes receivable - related parties	—	—	—	—	—	—	—	(1)	—	—	(1)
Net loss	—	—	—	—	—	—	—	—	(16,114)	—	(16,114)
BALANCE—March 31, 2021	306,843,662	$31	—	$—	—	$—	$157,631	$(135)	$(123,946)	$—	$33,581

The accompanying Notes are an integral part of these Condensed Financial Statements

CANO HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash Flows from Operating Activities:
Net loss	$(85)	$(16,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	19,036	5,846
Change in fair value of contingent consideration	(4,661)	285
Change in fair value of warrant liabilities	(27,162)	—
Loss on extinguishment of debt	1,428	—
Amortization of debt issuance costs	748	2,170
Non-cash lease expense	1,705	—
Stock-based compensation	13,816	71
Changes in operating assets and liabilities:
Accounts receivable, net	(58,291)	(6,929)
Other assets	(3,060)	(882)
Prepaid expenses and other current assets	1,773	(6,537)
Interest accrued due to sellers	97	536
Accounts payable and accrued expenses (Related parties comprised $0 and $421 for the years ended March 31, 2022 and 2021, respectively)	10,010	5,973
Other liabilities (Related parties comprised $0 and $1,073 for the years ended March 31, 2022 and 2021, respectively)	7,443	893
Net cash used in operating activities	(37,203)	(14,688)

Cash Flows from Investing Activities:
Purchase of property and equipment (Related parties comprised $1,677 and $1,073 for the years ended March 31, 2022 and 2021, respectively)	(7,776)	(2,645)
Acquisitions of subsidiaries including non-compete intangibles, net of cash acquired	(3,495)	(898)
Payments to sellers	(2,186)	(6,155)
Other	—	(1)
Net cash used in investing activities	(13,457)	(9,699)

Cash Flows from Financing Activities:
Capitalized transaction costs related to merger	—	(2,414)
Payments of long-term debt	(1,611)	(1,200)
Debt issuance costs	(87)	—
Proceeds from insurance financing arrangements	2,529	1,702
Payments of principal on insurance financing arrangements	(690)	(567)
Repayments of equipment loans	(129)	(76)
Repayments of capital lease obligations	(340)	(263)
Employee stock purchase plan contributions	870	—
Net cash provided by (used in) financing activities	542	(2,818)

Net decrease in cash, cash equivalents and restricted cash	(50,118)	(27,205)
Cash, cash equivalents and restricted cash at beginning of year	163,170	33,807
Cash, cash equivalents and restricted cash at end of period	$113,052	$6,602

The accompanying Notes are an integral part of these Condensed Financial Statements

CANO HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Supplemental cash flow information:
Interest paid	4,525	8,260
Income taxes paid	8	—

Non-cash investing and financing activities:
Right-of-use assets obtained in exchange of lease liabilities	26,364	651
Issuance of class A common stock for acquisitions	15,771	—
Due to sellers in connection with acquisitions	100	—
Addition to construction in process funded through accounts payable	2,972	—
Humana Affiliate Provider clinic leasehold improvements	2,173	1,073
ESPP issuance	9,707	—

The accompanying Notes are an integral part of these Condensed Financial Statements

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    NATURE OF BUSINESS AND OPERATIONS

Nature of Business

Cano Health, Inc. (“Cano Health”, or the “Company”), formerly known as Primary Care (ITC) Intermediate Holdings, LLC (“PCIH”), provides value-based medical care for its members through a network of primary care physicians across the U.S. and Puerto Rico. The Company focuses on providing high-touch population health and wellness services to Medicare Advantage, Medicare Global and Professional Direct Contracting Entity ("DCE"), Medicare patients under Accountable Care Organizations ("ACO") and Medicaid capitated members, particularly in underserved communities by leveraging a proprietary technology platform to deliver high-quality health care services. The Company also operates pharmacies in the network for the purpose of providing a full range of managed care services to its members.

On June 3, 2021 (the “Closing Date”), Jaws Acquisition, Corp. (“Jaws”), consummated the previously announced business combination (the “Business Combination”) pursuant to the terms of the Business Combination Agreement, dated as of November 11, 2020 (as amended, the “Business Combination Agreement”) by and among Jaws, Jaws Merger Sub, LLC, a Delaware limited liability company (“Merger Sub”), PCIH, and PCIH’s sole member, Primary Care (ITC) Holdings, LLC (“Seller”). Upon the closing of the Business Combination, Jaws was reincorporated in the State of Delaware and changed its name to "Cano Health, Inc."

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

Following the consummation of the Business Combination, substantially all of the Company’s assets and operations are held and conducted by PCIH and its subsidiaries. As the Company is a holding company with no material assets other than its ownership of PCIH Common Units and its managing member interest in PCIH, the Company has no independent means of generating revenue or cash flow. The Company’s ability to pay taxes and pay dividends depend on the financial results and cash flows of PCIH and the distributions it receives from PCIH. The Company’s only assets are equity interests in PCIH, which represented a 35.1% and 42.6% controlling ownership as of the Closing Date and March 31, 2022, respectively. Certain members of PCIH who retained their common unit interests in PCIH held the remaining 64.9% and 57.4% non-controlling ownership interests as of the Closing Date and March 31, 2022, respectively. These members hold economic interest in PCIH through PCIH Common Units and a corresponding number of non-economic Class B common stock, which enables the holder to one vote per share.

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

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Following the closing of the Business Combination, Class A stockholders owned direct controlling interests in the combined results of PCIH and Cano Health, Inc. while the Seller as the sole Class B stockholder owned indirect economic interests in PCIH shown as non-controlling interests in the unaudited condensed consolidated financial statements of Cano Health, Inc. The indirect economic interests are held by the Seller in the form of PCIH Common Units that can be redeemed for Class A common stock together with the cancellation of an equal number of shares of Class B common stock in Cano Health, Inc. The non-controlling interests will decrease over time as shares of Class B common stock and PCIH Common Units are exchanged for shares of Class A common stock in Cano Health, Inc.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The portion of an entity not wholly-owned by the Company is presented as non-controlling interests. All significant intercompany balances and transactions are eliminated in consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting policies consistent with those of the Company.

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

Risks and Uncertainties

As of March 31, 2022, the Company’s coverage area is primarily in the State of Florida. Given this concentration, the Company is subject to adverse economic, regulatory, or other developments in the State of Florida that could have a material adverse effect on the Company’s financial conditions and operations. In addition, federal, state and local laws and regulations concerning healthcare affect the healthcare industry. The Company’s long-term success is dependent on the ability to successfully generate revenues; maintain or reduce operating costs; obtain additional funding when needed; and ultimately, achieve profitable operations. The Company is not able to predict the content or impact of future changes in laws and regulations affecting the healthcare industry; however, management believes that its existing cash position will be sufficient to fund operating and capital expenditure requirements through at least twelve months from the date of issuance of these unaudited condensed consolidated financial statements.

Basis of Presentation

These Condensed Consolidated Statements of Operations, the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2022 and 2021 and the Condensed Consolidated Balance Sheet at March 31, 2022 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation. Our interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K ("Form 10-K") filed with the U.S. Securities and Exchange Commission on March 14, 2022.

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

While Jaws was the legal acquirer in the Business Combination, because the Company was deemed the accounting acquirer, the historical financial statements of PCIH became the historical financial statements of the combined company upon the consummation of the Business Combination. As a result, the unaudited condensed consolidated financial statements reflect

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
the historical operating results of PCIH prior to the Business Combination, the combined results of Jaws and the Company following the close of the Business Combination, the assets and liabilities of the Company at their historical cost, and the Company’s equity structure for all periods presented.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. Such reclassifications impacted the classification of: inventory, current and long-term portion of equipment loans, due to seller, accounts payable and accrued expenses and current and long-term deferred revenue. These reclassifications had no impact on net loss as previously presented.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company described its significant accounting policies in Note 2 to the audited consolidated financial statements for the year ended December 31, 2021 included in its Form 10-K. During the three-months ended March 31, 2022, there were no significant changes to those accounting policies.

Recent Accounting Pronouncements

Adoption of New Accounting Standards

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The guidance provides optional expedients and exceptions related to certain contract modifications and hedging relationships that reference the London Interbank Offered Rate ("LIBOR") or another rate that is expected to be discontinued. The guidance was effective upon issuance and generally can be applied to applicable contract modifications and hedge relationships prospectively through December 31, 2022. The Company elected to use the practical expedients within the standard when accounting for a portion of the amendment to the term loan. The adoption did not impact net income.

Accounting Standards Issued But Not Yet Adopted

In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." The ASU improves comparability after business combinations by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. ASU 2021-08 is effective for the Company on January 1, 2023, with early adoption permitted. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

3.    REVENUE AND ACCOUNTS RECEIVABLE

The Company’s revenue streams for the three months ended March 31, 2022 and 2021 were as follows:

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	2022		2021
(in thousands)	Revenue $	Revenue %	Revenue $	Revenue %
Capitated revenue
Medicare	$615,217	87.3%	$220,178	80.2%
Other capitated revenue	59,134	8.4%	41,179	15.0%
Total capitated revenue	674,351	95.7%	261,357	95.2%
Fee-for-service and other revenue
Fee-for-service	9,970	1.4%	4,548	1.7%
Pharmacy	11,515	1.6%	7,306	2.7%
Other	8,501	1.3%	1,391	0.4%
Total fee-for-service and other revenue	29,986	4.3%	13,245	4.8%
Total revenue	$704,337	100.0%	$274,602	100.0%

Accounts Receivable

The Company's accounts receivable balances are summarized for the periods indicated below. The Company’s accounts receivable are presented net of the unpaid service provider costs. A right of offset exists when all of the following conditions are met: 1) each of the two parties owed the other determinable amounts; 2) the reporting party has the right to offset the amount owed with the amount owed to the other party; 3) the reporting party intends to offset; and 4) the right of offset is enforceable by law. The Company believes all of the aforementioned conditions existed as of March 31, 2022 and December 31, 2021.

	As of
(in thousands)	March 31, 2022	December 31, 2021
Accounts receivable	$280,461	$227,889
Medicare risk adjustment	68,592	21,072
Unpaid service provider costs	(157,329)	(115,528)
Accounts receivable, net	$191,724	$133,433

Concentration of Risk

Contracts with three of the payors accounted for the following amounts:

	For the three months ended March 31,
	2022	2021
Revenues	65.1%	73.0%

	As of
	March 31, 2022	December 31, 2021
Accounts receivable	48.8%	43.3%

Payors that represented greater than 10% of our total revenue included three payors that were approximately 65.1% for the three months ended March 31, 2022 and two payors that were approximately 65.5% for the Three months ended March 31, 2021.

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4.    UNPAID SERVICE PROVIDER COSTS

Activity in unpaid service provider costs for the three months ended March 31, 2022 and 2021 is summarized below:

(in thousands)	2022	2021
Balance as of January 1,	$129,110	$54,524

Incurred related to:
Current year	401,771	136,755
Prior years	3,326	(4,785)
	405,097	131,970
Paid related to:
Current year	207,279	98,761
Prior years	104,785	49,739
	312,064	148,500
Balance as of March 31,	$222,142	$37,994

The foregoing reconciliation reflects an increase in our estimate during the three months ended March 31, 2022 of $3.3 million due to higher utilization rates and a decrease in our estimate during the three months ended March 31, 2021 of $4.8 million due to lower than expected utilization rates. $64.8 million and $2.4 million of the liabilities for medical services incurred but not reported ("IBNR") were included in other current liabilities in the consolidated balance sheet as they were in a net deficit position as of March 31, 2022 and March 31, 2021, respectively.

The Company maintains a provider excess loss insurance policy to protect against claim expenses exceeding certain levels that are incurred by the Company on behalf of members and uses a third-party cost recovery firm which specialize in care coordination charges. As of both March 31, 2022 and March 31, 2021, the Company’s excess loss insurance deductible was $0.1 million and maximum coverage was $2.0 million per member per calendar year. The Company recorded excess loss insurance premiums of $2.5 million as well as insurance and cost recovery reimbursement of $2.0 million for the three months ended March 31, 2022. The Company recorded excess loss insurance premiums of $1.7 million and reimbursements of $1.0 million for the three months ended March 31, 2021. The Company recorded these amounts on a net basis in the caption third-party medical costs in the accompanying unaudited condensed consolidated statements of operations. The Company records excess loss insurance recoveries in accounts receivable and third-party cost recoveries in long term other assets on the accompanying unaudited condensed consolidated balance sheets. As of March 31, 2022 and December 31, 2021, the Company recorded insurance recoveries and amounts due from a third party for other cost recoveries of $16.3 million and $15.2 million, respectively.

5.    BUSINESS ACQUISITIONS

During the three months ended March 31, 2022, the Company completed three asset acquisitions for a total purchase price of $3.6 million. The acquisitions were each accounted for as business combinations. The Company does not consider these acquisitions to be material, individually or in aggregate, to the Company’s unaudited condensed consolidated financial statements. The purchase price allocations substantially resulted in $3.0 million of goodwill and $0.6 million of acquired identifiable intangible assets related to brands, non-compete agreements, and payor relationships valued using the income method. Acquisition-related costs were not material and were expensed as incurred in the unaudited condensed consolidated statements of operations.

In the prior year the Company completed various acquisitions for a total purchase price of $1.1 billion. The most significant of these acquisitions were University Health Care and Affiliates and Doctor’s Medical Center, LLC and Affiliates for $607.9 million and $300.7 million, respectively. For further details refer to Note 3 “Business Acquisitions” in the Company’s Form 10K for the fiscal year ended December 31, 2021.

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the asset acquisition date, the estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the asset acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. For changes in the valuation of intangible assets between the preliminary and final purchase price allocation, the related amortization is adjusted in the period it occurs. Subsequent to the measurement period, any adjustment to assets acquired or liabilities assumed is included in operating results in the period in which the adjustment is identified. Transaction costs that are incurred in connection with an asset acquisition, other than costs associated with the issuance of debt or equity securities, are expensed as incurred

6.    PAYOR RELATIONSHIPS AND OTHER INTANGIBLES, NET

As of March 31, 2022, the Company’s total intangibles, net consisted of the following:

(in thousands)	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles:
Trade names	9.00 years	$1,409	$(826)	$583
Brand	19.26 years	183,253	(11,781)	171,472
Non-compete	4.90 years	76,271	(15,917)	60,354
Customer relationships	18.24 years	880	(196)	684
Payor relationships	20.00 years	609,417	(40,331)	569,086
Provider relationships	5.12 years	12,242	(3,372)	8,870
Total intangibles, net		$883,472	$(72,423)	$811,049

As of December 31, 2021, the Company’s total intangibles, net consisted of the following:

(in thousands)	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles:
Trade names	9.00 years	$1,409	$(787)	$622
Brand	19.26 years	183,238	(9,037)	174,201
Non-compete	4.92 years	75,794	(12,110)	63,684
Customer relationships	18.24 years	880	(184)	696
Payor relationships	20.00 years	609,362	(32,714)	576,648
Provider relationships	5.12 years	12,242	(2,472)	9,770
Total intangibles, net		$882,925	$(57,304)	$825,621

The Company recorded amortization expense of $15.1 million and $3.6 million for the three months ended March 31, 2022 and 2021, respectively.

Expected amortization expense for the Company’s existing amortizable intangibles for the next five years, and thereafter, as of March 31, 2022 is as follows:

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Amount (in thousands)
2022 - remaining	$44,543
2023	57,843
2024	55,712
2025	54,242
2026	47,063
Thereafter	551,646
Total	$811,049

We periodically assess our long-lived assets, such as brand names, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Changes or consolidation of the use of any of our brand names could result in a reduction in their remaining estimated economic lives, which could lead to increased amortization expense.

7.    LEASES

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

Future minimum lease payments under operating and finance leases as of March 31, 2022 were as follows (in thousands):

	Operating	Finance	Total
2022 - remaining	$20,133	$1,269	$21,402
2023	28,787	1,377	30,164
2024	26,688	1,095	27,783
2025	23,945	661	24,606
2026	21,705	188	21,893
Thereafter	82,998	5	83,003
Total minimum lease payments	204,256	4,595	208,851
Less: amount representing interest	(44,396)	(409)	(44,806)
Lease liabilities	$159,860	$4,186	$164,045

Future minimum lease payments under operating and capital leases as of December 31, 2021 were as follows (in thousands):

	Operating	Capital	Total
2022	$23,051	$1,485	$24,536
2023	24,577	1,078	25,655
2024	22,561	797	23,358
2025	20,489	364	20,853
2026	18,424	107	18,531
Thereafter	67,569	—	67,569
Total minimum lease payments	176,671	3,831	180,502
Less: amount representing interest	(38,461)	(355)	(38,815)
Lease liabilities	$138,210	$3,476	$141,687

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Rent expense for the three months ended March 31, 2022 and 2021 amounted to approximately $7.2 million and $4.1 million, respectively.

8.    OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following as of:

(in thousands)	March 31, 2022	December 31, 2021
Service fund liability	$16,547	$11,451
Acquired provider payments liability	10,255	10,255
Employee Stock Purchase Plan withholding liability	870	10,494
Other	6,800	4,464
	$34,472	$36,664

9.    CONTRACT LIABILITIES

As further explained in Note 13, “Related Party Transactions”, the Company entered into certain agreements with Humana, Inc. ("Humana") under which the Company receives administrative payments in exchange for providing care coordination services at certain clinics licensed to the Company over the term of such agreements. The Company’s contract liabilities balance related to these payments from Humana was $8.2 million and $6.1 million as of March 31, 2022 and December 31, 2021, respectively. The short-term portion was recorded in other current liabilities and the long-term portion was recorded in other liabilities. The Company recognized $0.6 million and $1.5 million in revenue from contract liabilities recorded during the three months ended March 31, 2022 and March 31, 2021, respectively.

A summary of significant changes in the contract liabilities balance during the period is as follows:

(in thousands)	Deferred revenue
Balance at December 31, 2021	$6,059
Increases due to amounts collected	2,750
Revenues recognized from current period increases	(620)
Balance at March 31, 2022	$8,189

Of the March 31, 2022 contract liabilities balance, the Company expects to recognize the following amounts as revenue in the succeeding years:

Years ended December 31,	Amount (in thousands)
2022 - remaining	$1,966
2023	2,628
2024	2,442
2025	1,112
2026	41
Total	$8,189

10.    DEBT

The Company’s notes payable were as follows as of March 31, 2022 and December 31, 2021:

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(in thousands)	2022	2021
Term loan	$642,822	$644,432
Senior Notes	300,000	300,000
Less: Current portion of notes payable	(6,444)	(6,493)
	936,378	937,939
Less: debt issuance costs	(20,640)	(22,673)
Notes payable, net of current portion and debt issuance costs	$915,738	$915,266

Term Loan

Pursuant to a Credit Agreement with Credit Suisse and the other lenders party thereto (the “Credit Agreement”), the Company has a senior secured term loan (together with the revolving line of credit, the "Credit Facilities"). Obligations under the Credit Facilities are secured by substantially all of the Company’s assets. The Credit Facilities contain a financial maintenance covenant (which is for the benefit of the lenders under the revolving line of credit only), requiring the Company to not exceed a total first lien secured net debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio, which is tested quarterly only if the Company has exceeded a certain amount drawn under its revolving line of credit. As of March 31, 2022, the financial covenant did not apply.

The term loan is subject to principal amortization repayments due on the last business day of each calendar quarter equal to 0.25% of the initial principal amount, as applicable, based on the funding dates. Amortization payments commenced on March 31, 2021. The outstanding amount of unpaid principal and interest associated with the term loan is due on the maturity date of November 23, 2027. Prior to the maturity date, the Company may elect to prepay, in whole or in part at any time without premium or penalty, other than in connection with certain repricing transactions and customary breakage costs.

As of March 31, 2022, the revolving line of credit had an aggregate amount of commitments of $120.0 million and no loans were drawn and its available balance net of letters of credit was $119.0 million. As of March 31, 2022, the Company had one letter of credit outstanding in favor of a third party in the face amount of $1.0 million against the revolving line of credit. As of March 31, 2022 and December 31, 2021, two health plans required the Company to maintain restricted cash balances for an aggregate amount of $7.2 million and $3.5 million, respectively, which are presented within cash, cash equivalents and restricted cash.

On January 14, 2022, the Company entered into an amendment to the Credit Agreement, pursuant to which the outstanding principal amount of term loans was replaced with an equivalent amount of new term loans having substantially similar terms, except with a lower interest rate margin applicable to the new term loan. The amendment of the Credit Agreement implemented a forward-looking term rate based on the secured overnight financing rate (“SOFR”) as the replacement of LIBOR as the benchmark interest rate for borrowings under the term loan and revolving line of credit, and certain other provisions. The new interest rate applicable to the term loan and borrowing under the revolving line of credit was revised to 4.00% plus the greater of SOFR and the applicable credit spread adjustment or 0.50%; provided that if the Company achieves a public corporate rating from S&P of at least B and a public rating from Moody's of at least B2, then for as long as such ratings remain in effect, a margin of 3.75% shall be applicable. The Company has not reached the applicable ratings. The amendment represented a partial extinguishment and resulted in a write-off of deferred issuance costs of $1.3 million and has been recorded as a loss on extinguishment of debt for the three months ended March 31, 2022.

Senior Notes

On September 30, 2021, the Company issued senior unsecured notes for a principal amount of $300.0 million (the "Senior Notes") in a private offering. The Senior Notes bear interest at 6.25% per annum, payable semi-annually on April 1st and October 1st of each year, commencing April 1, 2022. As of March 31, 2022, the effective interest rate of the Senior Notes was 6.66%. Principal on the Senior Notes is due in full on October 1, 2028. The Senior Notes are not subject to any amortization payments.

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Prior to October 1, 2024, the Company may redeem some or all of the Senior Notes at a price equal to 100% of the principal amount redeemed, plus accrued and unpaid interest, plus a make-whole premium. Prior to October 1, 2024, the Company may also redeem up to 40% of the aggregate principal amount of the notes with the net cash proceeds of certain equity offerings, at a redemption price of 106.25%, plus accrued and unpaid interest. On or after October 1, 2024, the Company may redeem some or all of the Senior Notes at a redemption price of 100% to- 103.13%, plus accrued and unpaid interest, depending on the date that the Senior Notes are redeemed.

Future Principal Payments on Term Loan and Senior Notes

The following table sets forth the Company’s future principal payments as of March 31, 2022, assuming another mandatory prepayment does not occur:

(in thousands)
Year ending December 31,	Amount
2022 - remainder	$4,833
2023	6,444
2024	6,444
2025	6,444
2026	6,444
Thereafter	912,213
Total	$942,822

As of March 31, 2022 and December 31, 2021, the balance of debt issuance costs totaled $21.5 million and $23.3 million, respectively, and are being amortized into interest expense over the life of the loan using the effective interest method. Of the balance as of March 31, 2022, $20.6 million was related to the term loan and the Senior Notes reflected as a direct reduction to the long-term debt balances, while the remaining $0.9 million was related to the revolving line of credit, and reflected in prepaid expenses and other current assets.

For the three months ended March 31, 2022 and 2021 the Company recognized interest expense of $13.3 million and $10.6 million, respectively, of which $0.7 million and $2.2 million, respectively, were related to the amortization of debt issuance costs.

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

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•Level 3    Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The carrying amounts of financial instruments including cash, accounts receivable, accounts payable, accrued liabilities, due to sellers and short-term borrowings approximate fair value due to the short maturities of such instruments. The fair value of the Company’s debt using Level 2 inputs was approximately $925.0 million and $945.0 million as of March 31, 2022 and December 31, 2021, respectively.

The following is a description of the valuation methodology used for liabilities measured at fair value.

Contingent Consideration: On June 11, 2021, we entered into a purchase agreement with University Health Care and its affiliates (“University”). The transaction was financed, in part, through contingent consideration which will be earned by University from acquisition add-ons based on additional acquired entities. The consideration is valued at fair value applying a Scenario Based method.

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

There was a decrease of $4.7 million in the fair value of the contingent consideration during the three months ended March 31, 2022, recorded in change in fair value of contingent consideration in the consolidated statement of operations. The gain relates to an amount owed related to an acquisition that will be paid in Class A common stock. The decrease in the liability and corresponding gain is a result of our stock price decreasing during the three months ended March 31, 2022.

Warrant Liabilities: As of June 3, 2021, the Closing Date of the Business Combination, and March 31, 2022, there were 23.0 million public warrants ("Public Warrants") and 10.53 million private placement warrants ("Private Placement Warrants") outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815, "Derivatives and Hedges", under which the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Public Warrants and the Private Placement Warrants as liabilities and adjusts them at fair value at each reporting period. This liability is subject to remeasurement at each balance sheet date until exercised, and any changes in fair value of warrant liabilities is recognized in the Company’s consolidated statements of operations. The Company’s valuation of the warrant liabilities utilize a binomial lattice in a risk-neutral framework (a special case of the Income Approach). The fair value of the Public Warrants and Private Placement Warrants utilized Level 1 and 3 inputs, respectively. The Private Placement Warrants are based on the significant inputs not observable in the market as of December 31, 2021 and March 31, 2022.

The preceding methods described may produce fair value calculations that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following table provides quantitative information regarding the Level 3 inputs used for the fair value measurements of the warrant liabilities:

	As of
Unobservable Input	March 31, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$6.35	$8.91
Term (years)	4.2	4.4
Risk free interest rate	2.4%	1.2%
Dividend yield	None	None
Public warrant price	$1.58	$2.39

The following table sets forth by level, within the fair value hierarchy, the Company’s liabilities measured at fair value on a recurring basis as of March 31, 2022:

(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities measured at fair value on a recurring basis:
Contingent consideration	$33,762	$—	$—	$33,762
Public Warrant Liabilities	36,340	36,340	—	—
Private Placement Warrant Liabilities	16,642	—	—	16,642
Total liabilities measured at fair value	$86,744	$36,340	$—	$50,404

There was a decrease of $18.6 million in the fair value of the Public Warrant Liabilities during the three months ended March 31, 2022, and a decrease of $8.5 million in the fair value of the Private Placement Warrant Liabilities during the three months ended March 31, 2022. The change in fair value of the warrant liabilities is recorded under the caption change in fair value of warrant liabilities.

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

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table includes a roll forward of the amounts for the three months ended March 31, 2022 and 2021 for liabilities measured at fair value:

(in thousands)	Balance at December 31, 2021	Realized Gains	Balance at March 31, 2022
Liabilities measured at fair value on a recurring basis:
Contingent consideration	$38,423	$(4,661)	$33,762
Public and Private Placement Warrant Liabilities	80,144	(27,162)	52,982
Total liabilities measured at fair value	$118,567	$(31,823)	$86,744

(in thousands)	Balance at December 31, 2020	Realized Losses	Balance at March 31, 2021
Liabilities measured at fair value on a recurring basis:
Contingent consideration	$5,172	$285	$5,457
Total liabilities measured at fair value	$5,172	$285	$5,457

12.     VARIABLE INTEREST ENTITIES

The Physicians Groups were established to employ healthcare providers to contract with managed care payors, and to deliver healthcare services to patients in the markets that the Company serves. The Company evaluated whether it has a variable interest in the Physicians Groups, whether the Physicians Groups are VIEs, and whether the Company has a controlling financial interest in the Physicians Groups. The Company concluded that it has variable interests in the Physicians Groups on the basis of each respective Master Service Agreement (“MSA”), which provides office space, consulting services, managerial and administrative services, billing and collection, personnel services, financial management, licensing, permitting, credentialing, and claims processing in exchange for a service fee and performance bonuses payable to the Company. Each respective MSA transfers substantially all the residual risks and rewards of ownership to the Company. The Physicians Groups’ equity at risk, as defined by GAAP, is insufficient to finance its activities without additional support, and therefore, the Physicians Groups are considered VIEs, and are not affiliates of the Company.

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

The table below illustrates the aggregated VIE assets and liabilities and performance for the Physicians Groups:

(in thousands)	March 31, 2022	December 31, 2021
Total Assets	$100,713	$80,445
Total Liabilities	$75,920	$59,988

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2022	2021
Total revenue	$14,318	$991
Operating expenses:
Third-party medical costs	6,631	—
Direct patient expense	5,764	1,205
Selling, general and administrative expenses	11,639	2,313
Depreciation and amortization expense	814	247
Total operating expenses	24,848	3,765
Net loss	$(10,530)	$(2,774)

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

13.    RELATED PARTY TRANSACTIONS

Dental Excellence and Onsite Dental Relationships

The Company has various sublease agreements with Dental Excellence Partners, LLC ("DEP"), a company owned by the spouse of the Chief Executive Officer ("CEO"). The Company recognized sublease income of approximately $0.2 million and $0.1 million during the three months ended March 31, 2022 and 2021, respectively, which was recorded within the caption fee-for-service and other revenue in the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2022, an immaterial amount was due to the Company in relation to these agreements and recorded in the caption accounts receivable.

On October 9, 2020, the Company entered into a dental services agreement with DEP to provide dental services for managed care members of the Company. The Company was charged approximately $1.5 million and $1.2 million during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, no balance was due to DEP.

On April 14, 2022, Onsite Dental acquired DEP and entered into a dental services agreement with the Company. The spouse of Cano Health's CEO became a minority shareholder of Onsite Dental upon closing of the acquisition.

Humana Relationships

In 2020, the Company entered into multi-year agreements with Humana, a managed care organization, agreeing that Humana will be the exclusive health plan for Medicare Advantage products in certain centers in San Antonio and Las Vegas but allowing services to non-Humana members covered by original Medicare, Medicaid, and commercial health plans in those centers. Pursuant to the agreements, Humana is obligated to pay the Company an administrative payment in exchange for the Company providing certain care coordination services. The care coordination payments are refundable to Humana on a pro-rata basis if the Company ceases to provide services at the centers within the specified contract term. The Company identified one performance obligation per center to stand-ready to provide care coordination services to patients and recognizes revenue ratably over the contract term. Care coordination revenue is included in other revenue along with other ancillary healthcare revenues.

In addition, in 2020, the Company and Primary Care (ITC), LLC entered into multi-year agreements with Humana and its affiliates whereby Primary Care (ITC) Holdings, LLC entered into a note purchase agreement with Humana for a convertible note due October 2022 with an aggregate principal amount of $60 million. The note accrued interest at a rate of 8% per annum

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
through March 2020 and 10% per annum thereafter, payable in kind. The note was convertible to Class A-4 units of Primary Care (ITC) Holdings, LLC at the option of Humana in the event Primary Care (ITC) Holdings, LLC and affiliates seek to consummate a sale transaction and could be settled in cash at the option of Humana. While the multi-year agreement still exists between the Company and Humana, the note was converted and settled in cash upon the consummation of the Business Combination on June 3, 2021. As such, as of December 31, 2021 and for the three months ended March 31, 2022, Humana was not a related party due to the repayment of the note.

The multi-year agreements also contain an arrangement for a license fee that is payable by the Company to Humana for the Company’s use of certain Humana owned or leased medical centers to provide health care services. The license fee is a reimbursement to Humana for its costs of owning or leasing and maintaining the clinics, including rental payments, maintenance or repair expenses, equipment expenses, special assessments, cost of upgrades, taxes, leasehold improvements, and other expenses identified by Humana. The Company recorded $0.2 million in operating lease expense related to its use of Humana clinics during the three months ended March 31, 2021.

Prior to entering into the agreements, the Company had existing payor relationships with Humana related to existing revenue arrangements within the Company. The Company recognized in its consolidated statements of operations revenue from Humana, including its subsidiaries, of $179.5 million for the three months ended March 31, 2021. The Company recognized third-party medical expenses of $133.8 million, for the three months ended March 31, 2021.

In addition, we have entered into expansion agreements with Humana which provide a roadmap to opening new Humana-funded medical centers in the southwestern U.S. by 2024. Humana may decline to fund additional medical centers, which would have an adverse effect on our growth and future prospects.

Operating Leases

The Company leased several offices and medical spaces from certain employees and companies that are controlled by certain equity holders of Primary Care (ITC) Holdings, LLC. Monthly rent expense in aggregate totaled approximately $0.7 million for the three months ended March 31, 2021.

General Contractor Agreements

As of December 31, 2018, the Company has entered into various general contractor agreements with a company that is controlled by a family member of the CEO of the Company to perform leasehold improvements at various Company locations as well as various repairs and related maintenance as deemed necessary. Payments made pursuant to the general contractor agreements as well as amounts paid for repairs and maintenance to this related party totaled approximately $1.7 million and $1.4 million for the three months ended March 31, 2022 and 2021, respectively.

Other Related Party Transactions

The Company made payments to various related parties in relation to logistic software, medical supplies, housekeeping, and moving costs. During the three months ended March 31, 2022 the Company paid an immaterial amount, and during the three months ended March 31, 2021 the Company paid approximately $0.3 million to such parties.

14.    STOCK-BASED COMPENSATION

2021 Stock Option and Incentive Plan

At the Company’s special meeting of stockholders held on June 2, 2021, the stockholders approved the 2021 Omnibus Equity Incentive Plan (the “2021 Plan”) and the 2021 Employee Stock Purchase Plan (“2021 ESPP”) to encourage and enable the current and future officers, employees, directors, and consultants of the Company and its affiliates to obtain ownership in the Company. The aggregate number of shares authorized for issuance under the 2021 Plan will not exceed 52.0 million shares of stock. The aggregate number of shares authorized for issuance under the 2021 ESPP will not exceed 4.7 million, plus on January 1, 2022, and each January 1 thereafter through January 1, 2031 the number of shares of Class A common stock reserved and

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
available for issuance under the 2021 ESPP shall be cumulatively increased by the lessor of (i) 15.0 million shares of Class A common stock, (ii) one percent 1.0% of the number of shares of Class A common stock issued and outstanding on the immediately preceding December 31st, or (iii) such lesser number of shares determined by the administrator appointed by the Board of Directors.

The 2021 Plan provides for the grant of incentive and nonqualified stock option, restricted stock units (“RSUs”), restricted share awards, stock appreciation awards, unrestricted stock awards, and cash-based awards to employees, directors, and consultants of the Company.

Stock Options

On June 3, 2021, in connection with the closing of the Business Combination, the Company granted 12.8 million stock options with market conditions (“Market Condition Awards”) to several executive officers and directors of the Company. The Market Condition Awards vest when the Company’s stock price meets specified hurdle prices and stays above those prices for 20 consecutive days. Once the market condition is satisfied, the applicable percentage of the Market Condition Awards will vest 50% on each of the first and second anniversaries so long as the optionee stays employed. The unrecognized compensation cost of the Market Condition Awards as of March 31, 2022 was $37.0 million, which is expected to be recognized over the weighted average remaining service period of 2.1 years.

The number of Market Condition Awards that vest is subject to the Company’s stock price equaling or exceeding certain hurdle prices for 20 consecutive trading days from June 3, 2021 to June 3, 2024 (i.e., the period from the grant date to the end date of the performance period).

Further, on March 15, 2022, in connection with certain performance metrics, the Company granted 0.4 million stock options with service conditions ("Service Condition Awards") to several executive officers of the Company. The Service Conditions Awards vest over four years, with 25% of the shares underlying the award vesting on March 15, 2023, and 25% of the shares underlying the award at the end of each successive one-year period thereafter so long as the optionee stays employed. The unrecognized compensation cost of the Service Condition Awards as of March 31, 2022 was $1.7 million, which is expected to be recognized over the weighted average remaining service period of 2.5 years.

Stock Option Valuation

The Company uses two valuation methods to determine the fair value of the stock options. The Monte-Carlo simulation model is used to estimate the fair value of the Market Condition Awards. The Monte-Carlo simulation model calculates multiple potential outcomes for an award and establishes a fair value based on the most likely outcome. For further information regarding the key assumptions, refer to Note 14, "Stock-Based Compensation" on the Company's Form 10-K for the fiscal year ended December 31, 2021.

The Black-Scholes valuation method is used to determine the fair value of the Service Condition Awards. The Black-Scholes valuation model requires the input of assumptions regarding the expected term, expected volatility, dividend yield and risk-free interest to estimate the fair value of the stock option. The fair values of the Service Condition Awards were calculated using the following assumptions as of the grant date on March 15, 2022:

As of March 15, 2022

Strike price	$6.03
Risk-free interest rate	2.1%
Expected volatility	70.0%
Expected dividend yield	0.0%
Expected term	6.25

A summary of the status of unvested options granted under the 2021 Plan through March 31, 2022 is presented below:

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Market-Based Stock Options		Service-Based Stock Options
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2021	12,703,698	$4.23	—	$—
Granted	—	—	435,141	3.88
Vested	—	—	—	—
Forfeitures	(5,714)	4.23	—	—
Balance, March 31, 2022	12,697,984	$4.23	435,141	$3.88

Restricted Stock Units

The fair value of RSUs is based on the closing price of the Company’s Class A common stock on the grant date. The unrecognized compensation cost of the RSUs as of March 31, 2022 was $94.4 million for service based awards and $4.8 million for performance based awards, which are expected to be recognized over the weighted average remaining service period of 1.7 years and 1.6 years, respectively.

A summary of the status of unvested RSUs granted under the 2021 Plan through March 31, 2022 is presented below:

	Restricted-Stock Units		Performance - Restricted-Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2021	4,460,772	$14.43	706,750	$12.73
Granted	7,454,302	6.02	—	—
Vested	—	—	—	—
Forfeitures	—	—	—	—
Balance, March 31, 2022	11,915,074	$9.17	706,750	$12.73

The Company recorded compensation expenses of $13.2 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. The Company recorded compensation expense related to the ESPP of $0.6 million for the three months ended March 31, 2022

The total stock-based compensation expense related to all the stock-based awards granted by the Company is reported in the consolidated statement of operations as compensation expense within the selling, general and administrative expense caption.

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

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As a result of the University acquisition, the Company assumed the vendor agreement in 2021 that University, through its subsidiary University Health Care Pharmacy, Inc., had with a second pharmaceutical vendor. The agreement, effective through July 2022, contains a provision that requires average monthly net purchases of $0.6 million, and if the minimum is not met, the vendor may adjust the pricing of goods.

Management believes for the three months ended March 31, 2022 and 2021, the minimum requirements of the agreements in place were met.

Legal Matters

On March 18, 2022, a purported stockholder of the Company filed a complaint seeking class action status in the United States District Court for the Southern District of Florida against the Company and certain current and former officers. The lawsuit alleges, inter alia, violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 against all defendants for failure to disclose that “(1) Cano overstated its due diligence efforts and expertise with respect to acquiring target businesses; (ii) accordingly, Cano performed inadequate due diligence into whether the Company, post-Business Combination, could properly account for the timing of revenue recognition as prescribed by ASC 606, particularly with respect to Medicare risk adjustments; (iii) as a result, the Company misstated its capitated revenue, direct patient expense, accounts receivable, net of unpaid service provider costs, and accounts payable and accrued expenses; (iv) accordingly, the Company was at an increased risk of failing to timely file one or more of its periodic financial reports.” These omissions, according to Plaintiff, made the Company’s earlier statements materially misleading. The lawsuit seeks, among other things, certification of a class action and unspecified compensatory damages, as well as costs, interest and attorneys’ fees. The Company believes it has meritorious defenses and intends to vigorously defend against the allegations. A possible loss cannot be reasonably estimated at this time.

The Company is exposed to various other asserted and unasserted potential claims encountered in the normal course of business. Management believes that the resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of their operations or cash flows.

16.     INCOME TAXES

Our effective tax rate for the three months ended March 31, 2022 was 108.6% compared to (4.6)% for the three months ended March 31, 2021. The effective tax rate for the periods presented differs from the statutory U.S. tax rate. This is primarily because a portion of income is allocated to non-controlling interests, including the Company’s full valuation allowance position.

The Company does not have any unrecognized tax positions (UTPs) as of March 31, 2022. While the Company currently does not have any UTP's, it is foreseeable that the calculation of the Company’s tax liabilities may involve dealing with uncertainties in the application of complex tax laws and regulations in multiple jurisdictions across the Company’s operations.

The Company files income tax returns in the U.S. with Federal and State and local agencies, and in Puerto Rico. The Company, and its subsidiaries are subject to U.S. Federal, state and local tax examinations for tax years starting in 2018. In addition, the Puerto Rico subsidiary group is subject to U.S. Federal, state and foreign tax examinations for tax years starting in 2017. The Company does not currently have any ongoing income tax examinations in any of its jurisdictions. The Company has analyzed filing positions in the Federal, State, local and foreign jurisdictions where it is required to file income tax returns for all open tax years and does not believe any tax uncertainties exist.

Tax Receivable Agreement

Upon the completion of the Business Combination, Cano Health, Inc. became a party to the Tax Receivable Agreement ("TRA"). Under the terms of that agreement, Cano Health, Inc. generally will be required to pay to the Seller and to each other person from time to time that becomes a “TRA Party” under the Tax Receivable Agreement, 85% of the tax savings, if any, that Cano Health, Inc. is deemed to realize in certain circumstances as a result of certain tax attributes that exist following the Business Combination and that are created thereafter, including as a result of payments made under the Tax Receivable

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Agreement. To the extent payments are made pursuant to the Tax Receivable Agreement, Cano Health, Inc. generally will be required to pay to the Sponsor and to each other person from time to time that becomes a “Sponsor Party” under the Tax Receivable Agreement such Sponsor Party’s proportionate share of, an amount equal to such payments multiplied by a fraction with the numerator 0.15 and the denominator 0.85. As a result of the payments to the TRA Party and Sponsor Party we generally will be required to pay an amount equal to but not in excess of the tax benefit realized from the tax attributes subject to the Tax Receivable Agreement. The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired unless Cano Health, Inc. exercises its right to terminate the Tax Receivable Agreement for an amount representing the present value of anticipated future tax benefits under the Tax Receivable Agreement or certain other acceleration events occur. The Tax Receivable Agreement liability is determined and recorded under ASC 450, “Contingencies”, as a contingent liability; therefore, we are required to evaluate whether the liability is both probable and the amount can be estimated. Since the Tax Receivable Agreement liability is payable upon cash tax savings and we have determined that positive future taxable income is not probable based on Cano Health, Inc’s historical loss position and other factors that make it difficult to rely on forecasts, we have not recorded the Tax Receivable Agreement liability as of March 31, 2022. We will evaluate this on a quarterly basis which may result in an adjustment in the future.

17.     NET INCOME (LOSS) PER SHARE

The following table sets forth the net loss and the computation of basic and diluted net income (loss) per common stock for the periods indicated:

	Three Months Ended March 31,
(in thousands, except shares and per share data)	2022	2021
Numerator:
Net loss	$(85)	$(16,114)
Less: net loss attributable to non-controlling interests	(745)	—
Net income attributable to Class A common stockholders	660	—
Dilutive effect of Class B common stock	(745)
Net loss attributable to Class A common stockholders - Diluted	$(85)	N/A
Basic and Diluted Earnings Per Share denominator:
Weighted average common stock outstanding - basic	191,410,221	N/A
Net income per share - basic	$0.00	N/A
Diluted Earnings Per Share:
Dilutive effect of Class B common stock on weighted average common stock outstanding	276,722,704
Weighted average common stock outstanding - diluted	468,132,925	N/A
Net loss per share - diluted	$0.00	N/A

Prior to the consummation of the Business Combination, the Company’s ownership structure included equity interests held solely by the Parent. The Company analyzed the calculation of earnings per share for comparative periods presented and determined that it resulted in values that would not be meaningful to the users of these unaudited condensed consolidated financial statements. Therefore, the earnings per share information has not been presented for the three months ended March 31, 2021.

The outstanding Company’s Class B common stock does not represent economic interests in the Company, and as such, is not included in the denominator of the net loss per share calculation.

On August 11, 2021, the Company issued 2,720,966 shares of Class A common stock (the “escrowed shares”) to the escrow agent, on behalf of the seller, as part of the consideration in connection with an acquisition. The amount of shares was based on a $30.0 million purchase price divided by the average share price of the Company during the twenty consecutive trading days preceding the closing date of the transaction. The shares were deposited in escrow and will be released to the seller upon the

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
satisfaction of certain performance metrics during 2022 and 2023. The final number of escrowed shares will be calculated by multiplying the initial share amount by an earned share percentage in accordance with the purchase agreement and subtracting any forfeited indemnity shares. The dilutive effects of these shares were excluded from the three months ended March 31, 2022 because they were antidilutive.

The Company’s dilutive securities are derived from the Company’s shares of Class B common stock. The shares of Class B common stock were included in the three months ended March 31, 2022 dilutive earnings per share calculation. RSUs, stock options, ESPP shares, warrants and contingent shares were excluded from the dilutive earning per share calculation as they had an anti-dilutive effect for the periods presented. The table below presents the Company’s potentially dilutive securities:

As of March 31, 2022
Class B common stock	276,722,704
Public Warrants	22,999,900
Private Placement Warrants	10,533,292
Restricted Stock Units	12,621,824
Stock Options	13,133,125
Contingent Shares Issued in Connection with Acquisitions	2,720,966
ESPP Shares	249,904
Potential Common Stock Equivalents	338,981,715

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

19.    SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the unaudited condensed consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or the context otherwise requires, references in this section to "the Company," "Cano Health,” “we,” “us,” “our,” and other similar terms refer, for periods prior to the completion of the Business Combination, to PCIH and its subsidiaries, and for periods upon or after the completion of the Business Combination, to the consolidated operations of Cano Health, Inc. and its subsidiaries, including PCIH and its subsidiaries. The following discussion and analysis is intended to help the reader understand our business, results of operations, financial condition, liquidity and capital resources. This discussion should be read in conjunction with Cano Health, Inc.'s unaudited condensed consolidated financial statements and related notes presented here in Part I, Item 1 included elsewhere in this Quarterly Report on Form 10-Q as well as the audited financial statements and the accompanying notes as well as “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Cano Health” included in our Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission (the "SEC") on March 14, 2022.

The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the sections entitled "Forward-Looking Statements" as well as Part I, Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2021.

Overview

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

•Providers: We believe that providers want to be clinicians. Our employed physicians enjoy a collegial, near-academic environment and the tools and multi-disciplinary support they need to focus on medicine, their patients and their families rather than administrative matters like pre-authorizations, referrals, billing and coding. Our physicians receive ongoing training through regular clinical meetings to review the latest findings in primary care medicine. Furthermore, we offer above-average pay and no hospital call requirements. In addition, our physicians are eligible to receive a bonus based upon clinical outcomes, among other metrics.

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

As of March 31, 2022, we employed approximately 400 providers (physicians, nurse practitioners, physician assistants) across our 137 owned medical centers, maintained affiliate relationships with over 1,000 physicians and approximately 800 clinical support employees focused on supporting physicians in enabling patient care and experience. For the three months ended March 31, 2022 and 2021, our total revenue was $704.3 million and $274.6 million, respectively. Our net loss for the same periods was $0.1 million and $16.1 million, respectively.

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

Add New Members in Existing Centers

Our ability to organically add new members is a key driver of our growth. We have a large embedded growth opportunity within our existing medical center base. In medical centers that are approaching full capacity, we are able to augment our footprint by expanding our existing medical centers, opening de novo centers or acquiring centers that are more convenient for our members. Additionally, as we add members to our existing medical centers, we expect these members to contribute significant incremental economics as we leverage our fixed cost base at each medical center.

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

Expand our Medical Center Base within Existing and New Geographies
We operate in Florida, Texas, Nevada, New Jersey, New York, New Mexico, Illinois, California, Arizona and Puerto Rico as of March 31, 2022. When entering a new market, we tailor our entry strategy to the characteristics of the specific market and provide a customized solution to meet that market’s needs. When choosing a market to enter, we look at various factors including:

•Medicare population density;

•underserved demographics;

•existing payor relationships; and

•specialist and hospital access/capacity.

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

Alternatively, our affiliate relationships allow us to partner with independent physicians and group practices that we do not own and to provide them access to components of our population health management platform. As of March 31, 2022, we provided services to over 1,000 providers. As in the case of our owned medical centers, we receive per-member-per-month capitated revenue and a pre-negotiated percentage of the premium that the health plan receives from CMS. We pay the affiliate a primary care fee and a portion of the surplus of premium in excess of third-party medical costs. The surplus portion paid to affiliates is recorded as direct patient expense. This approach is extremely capital efficient as the costs of managing affiliates are minimal. Further, the affiliate model is an important growth avenue as it serves as a feeder into our acquisition pipeline, enabling us to evaluate and target affiliated practices for acquisition based on our operational experience with them.

Contracts with Payors
Our economic model relies on our capitated partnerships with payors, which manage Medicare members across the United States. We have established ourselves as a top quality provider across multiple Medicare and Medicaid health plans, including Humana, UnitedHealthcare and Anthem (or their respective affiliates). Our relationships with our payor partners go back as many as ten years and are generally evergreen in nature. We are viewed as a critical distributor of effective healthcare with market-leading clinical outcomes (led by primary care), and as such we believe our payor relationships will continue to be long-lasting and enduring. These plans and others are seeking further opportunities to expand their relationship with us beyond our current markets. Having payor relationships in place reduces the risk of entering into new markets. Maintaining, supporting and growing these relationships, particularly as we enter new geographies, is critical to our long-term success. Health plans look to achieve three goals when partnering with a provider: membership growth, clinical quality and medical cost management. We are capable of delivering all three based on our care coordination strategy, differentiated quality metrics and strong relationships with members. We believe this alignment of interests and our highly effective care model will ensure continued success with our payor partners.

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

Acquisitions
We seek to supplement our organic growth through our acquisition strategy. We have a successful acquisition and integration track record. We have established a rigorous data-driven approach and the necessary infrastructure to identify, acquire and quickly integrate targets.

Our historical acquisitions have all been accounted for in accordance with ASC 805, "Business Combinations", and the operations of the acquired entities are included in our historical results for the periods following the closing of the acquisition. See Note 3, “Business Acquisitions” in our audited consolidated financial statements in our Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 14, 2022. There were no significant acquisitions in the three months ended March 31, 2022.

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

Seasonality to Our Business

Our operational and financial results experience some variability depending upon the time of year in which they are measured. This variability is most notable in the following areas:

Capitated Revenue Per Member

Excluding the impact of large scale shifts in membership demographics or acuity, our Medicare Advantage PMPM will generally decline over the course of the year. As the year progresses, Medicare Advantage PMPM typically declines as new members join us with less complete or accurate documentation in the previous year (and therefore lower current year Medicare Risk Adjustment).

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

Organic Member Growth
We experience organic member growth throughout the year as existing Medicare Advantage plan members choose our providers and during special enrollment periods when certain eligible individuals can enroll in Medicare Advantage plans midyear. We experience some seasonality with respect to organic enrollment, which is generally higher during the first and fourth quarters, driven by Medicare Advantage plan advertising and marketing campaigns and plan enrollment selections made during the annual open enrollment period. We also grow through serving new and existing traditional Medicare, Affordable Care Act (ACA), Medicaid, and Commercial patients.

Key Performance Metrics
In addition to our GAAP and non-GAAP financial information, we review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.

	March 31, 2022	December 31, 2021	March 31, 2021
Membership	269,333	227,005	116,895
Medical centers	137	130	72

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

For additional information on the various risks posed by the COVID-19 pandemic, please see the section entitled "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Key Components of Results of Operations
Revenue

Capitated revenue. Our capitated revenue is derived from medical services provided at our medical centers or affiliated practices under capitation arrangements made directly with various health plans or CMS. Capitated revenue consists of a PMPM amount paid for the delivery of healthcare services, and our rates are determined as a percent of the premium that the health plans receive from the CMS for our at-risk members. Those premiums are based upon the cost of care in a local market and the average utilization of services by the members enrolled. Medicare pays capitation using a “risk adjustment model,” which compensates providers based on the health status (acuity) of each individual patient. Groups with higher acuity patients receive more, and those with lower acuity patients receive less. Under the risk adjustment model, capitated premium is paid based on the acuity of members enrolled for the preceding year and subsequently adjusted once current year data is compiled. The amount of capitated revenue may be affected by certain factors outlined in the agreements with the health plans, such as administrative fees paid to the health plans and risk adjustments to premiums.

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
Transaction costs and other. Transaction costs and other primarily consist of deal costs (including due diligence, integration, legal, internal staff, and other professional fees, incurred in connection with acquisition activity).
Change in fair value of contingent consideration. Adjustments in contingent consideration due to acquisitions.

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
Loss on extinguishment of debt. Loss on extinguishment of debt primarily consists of unamortized debt issuance costs related to our term loan in connection with our financing arrangements.
Change in fair value of warrant liabilities. Change in fair value of warrant liabilities consists primarily of changes to the public warrants and private placement warrants assumed upon the consummation of the Business Combination. The liabilities are revalued at each reporting period.

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Revenue:
Capitated revenue	$674,351	$261,357
Fee-for-service and other revenue	29,986	13,245
Total revenue	704,337	274,602
Operating expenses:
Third-party medical costs	535,779	195,046
Direct patient expense	60,677	34,237
Selling, general, and administrative expenses	96,587	35,009
Depreciation and amortization expense	19,036	5,846
Transaction costs and other	8,375	8,954
Change in fair value of contingent consideration	(4,661)	285
Total operating expenses	715,793	279,377
Loss from operations	(11,456)	(4,775)
Other income and expense:
Interest expense	(13,284)	(10,626)
Interest income	1	1
Loss on extinguishment of debt	(1,428)	—
Change in fair value of warrant liabilities	27,162	—
Total other income (expense)	12,451	(10,625)
Net income (loss) before income tax expense	995	(15,400)
Income tax expense	1,080	714
Net loss	(85)	(16,114)
Net loss attributable to non-controlling interests	(745)	—
Net income attributable to Class A common stockholders	$660	$—

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,
(% of revenue)	2022	2021
Revenue:
Capitated revenue	95.7%	95.2%
Fee-for-service and other revenue	4.3%	4.8%
Total revenue	100.0%	100.0%
Operating expenses:
Third-party medical costs	76.1%	71.0%
Direct patient expense	8.6%	12.5%
Selling, general, and administrative expenses	13.7%	12.7%
Depreciation and amortization expense	2.7%	2.1%
Transaction costs and other	1.2%	3.3%
Change in fair value of contingent consideration	(0.7)%	0.1%
Total operating expenses	101.5%	101.7%
Loss from operations	(1.5)%	(1.7)%
Other income and expense:
Interest expense	(1.9)%	(3.9)%
Interest income	0.0%	0.0%
Loss on extinguishment of debt	(0.2)%	0.0%
Change in fair value of embedded derivative	0.0%	0.0%
Change in fair value of warrant liabilities	3.9%	0.0%
Other expenses	0.0%	0.0%
Total other income (expense)	1.8%	(3.9)%
Net income (loss) before income tax expense	0.1%	(5.6)%
Income tax expense	0.2%	0.3%
Net loss	0.0%	(5.3)%
Net loss attributable to non-controlling interests	(0.1)%	—%
Net income attributable to Class A common stockholders	0.1%	—%

The following table sets forth the Company’s disaggregated revenue for the periods indicated:

	Three Months Ended March 31,
	2022		2021
($ in thousands)	Revenue $	Revenue %	Revenue $	Revenue %
Capitated revenue
Medicare	$615,217	87.3%	$220,178	80.2%
Other capitated revenue	59,134	8.4%	41,179	15.0%
Total capitated revenue	674,351	95.7%	261,357	95.2%
Fee-for-service and other revenue
Fee-for-service	9,970	1.4%	4,548	1.7%
Pharmacy	11,515	1.6%	7,306	2.7%
Other	8,501	1.3%	1,391	0.4%
Total fee-for-service and other revenue	29,986	4.3%	13,245	4.8%

Total revenue	$704,337	100.0%	$274,602	100.0%

The following table sets forth the Company’s member and member month figures for the periods indicated:

	Three Months Ended March 31,
	2022	2021	% Change
Members:
Medicare Advantage	119,105	75,488	57.8%
Medicare DCE	41,201	—	—%
Medicaid	67,982	21,801	211.8%
ACA	41,045	19,606	109.3%
Total members	269,333	116,895	130.4%

Member months:
Medicare Advantage	354,415	224,830	57.6%
Medicare DCE	125,089	—	—%
Medicaid	202,197	62,908	221.4%
ACA	121,911	56,037	117.6%
Total member months	803,612	343,775	133.8%

Per Member Per Month ("PMPM"):
Medicare Advantage	$1,249	$979	27.6%
Medicare DCE	$1,379	$—	—%
Medicaid	$257	$615	(58.2)%
ACA	$58	$44	31.8%
Total PMPM	$839	$760	10.4%

Owned medical centers	137	72

Comparison of the Three Months Ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,
($ in thousands)	2022	2021	$ Change	% Change
Revenue:
Capitated revenue	$674,351	$261,357	$412,994	158.0%
Fee-for-service and other revenue	29,986	13,245	16,741	126.4%
Total revenue	$704,337	$274,602	$429,735

Capitated revenue. Capitated revenue was $674.4 million for the three months ended March 31, 2022, an increase of $413.0 million, or 158.0%, compared to $261.4 million for the three months ended March 31, 2021. The increase was primarily driven by a 133.8% increase in the total member months and a 10.4% increase in total revenue per member per month. The increase in member months was due to an increase in the total number of members served at new and existing centers and our acquisitions, primarily University in June 2021, and DMC in July 2021, which resulted in the addition of new members in Florida.

Fee-for-service and other revenue. Fee-for-service and other revenue was $30.0 million for the three months ended March 31, 2022, an increase of $16.7 million, or 126.4%, compared to $13.2 million for the three months ended March 31, 2021. The increase in fee-for-service revenue was primarily attributable to an increase in patients served across existing centers.

Operating Expenses

	Three Months Ended March 31,
($ in thousands)	2022	2021	$ Change	% Change
Operating expenses:
Third-party medical costs	$535,779	$195,046	$340,733	174.7%
Direct patient expense	60,677	34,237	26,440	77.2%
Selling, general, and administrative expenses	96,587	35,009	61,578	175.9%
Depreciation and amortization expense	19,036	5,846	13,190	225.6%
Transaction costs and other	8,375	8,954	(579)	-6.5%
Change in fair value of contingent consideration	(4,661)	285	(4,946)	-1735.4%
Total operating expenses	$715,793	$279,377	$436,416

Third-party medical costs. Third-party medical costs were $535.8 million for the three months ended March 31, 2022, an increase of $340.7 million, or 174.7%, compared to $195.0 million for the three months ended March 31, 2021. The increase was driven by a 133.8% increase in total member months, the addition of Direct Contracting Entity ("DCE") members with higher medical costs, and higher utilization of third-party medical services as utilization normalized in 2022 from lower levels in 2021 related to the COVID-19 pandemic.

Direct patient expense. Direct patient expense was $60.7 million for the three months ended March 31, 2022, an increase of $26.4 million, or 77.2%, compared to $34.2 million for the three months ended March 31, 2021. The increase was primarily driven by increases in payroll and benefits of $15.5 million, provider payments of $5.3 million and pharmacy drugs of $4.0 million.

Selling, general, and administrative expenses. Selling, general, and administrative expenses were $97 million for the three months ended March 31, 2022, an increase of $61.6 million, or 175.9%, compared to $35.0 million for the three months ended March 31, 2021. The increase was primarily driven by higher salaries and benefits of $23.2 million, stock-based compensation of $13.7 million, occupancy costs of $7.0 million, legal and professional services of $6.4 million and marketing expenses of $4.0 million. These increases were incurred to support the continued growth of our business and expansion into other states.

Depreciation and amortization expense. Depreciation and amortization expense was $19.0 million for the three months ended March 31, 2022, an increase of $13.2 million, or 225.6%, compared to $5.8 million for the three months ended March 31, 2021. The increase was driven by purchases of new property and equipment to support the growth of our business during the period as well as the addition of several brand names, non-compete agreements, and payor relationships from our 2021 and 2022 acquisitions.
Transaction costs and other. Transaction costs and other were $8.4 million for the three months ended March 31, 2022, a decrease of $0.6 million, or 6.5%, compared to $9.0 million for the three months ended March 31, 2021.

Change in fair value of contingent consideration. Contingent consideration generated a gain of $4.7 million for the three months ended March 31, 2022. The gain relates to an amount owed related to an acquisition that will be paid in Class A common stock. The decrease in the liability and corresponding gain is a result of our stock price decreasing during the quarter.

Other Income (Expense)

	Three Months Ended March 31,
($ in thousands)	2022	2021	$ Change	% Change
Other income and expense:
Interest expense	$(13,284)	$(10,626)	$(2,658)	25.0%
Interest income	1	1	—	0.0%
Loss on extinguishment of debt	(1,428)	—	(1,428)	0.0%
Change in fair value of warrant liabilities	27,162	—	27,162	0.0%
Total other income (expense)	$12,451	$(10,625)	$23,076

Interest expense. Interest expense was $13.3 million for the three months ended March 31, 2022, an increase of $2.7 million, or 25.0%, compared to $10.6 million for the three months ended March 31, 2021. The increase was primarily driven by interest incurred on our higher outstanding borrowings.

Loss on extinguishment of debt. Loss on extinguishment of debt was $1.4 million for the three months ended March 31, 2022 related to the amendment to the Credit Agreement in January 2022. See Note 10 - "Debt" for more details of the extinguishment.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities was $27.2 million for the three months ended March 31, 2022 as a result of a change in the fair value of the public warrants and private placement warrants assumed in connection with the Business Combination.

Liquidity and Capital Resources

General
We have financed our operations principally through the Business Combination and debt and borrowings from financial institutions. As of March 31, 2022 and December 31, 2021, we had cash, cash equivalents and restricted cash of $113.1 million and $163.2 million, respectively. As of March 31, 2022 and December 31, 2021, borrowings under the revolving credit facility had an available balance of $119.0 million. Our cash, cash equivalents and restricted cash primarily consist of highly liquid investments in money market funds and cash. Since our inception, we have generated significant operating losses from our operations, as reflected in our accumulated deficit of $78.1 million as of March 31, 2022 and negative cash flows from operations.

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

Since December 31, 2021, we did not raise any capital through debt financing or borrow from our revolving line of credit. We completed three acquisitions for a total purchase price of $3.6 million in the three months ended March 31, 2022.

Upon the completion of the Business Combination, Cano Health, Inc. became a party to the Tax Receivable Agreement ("TRA"). Under the terms of that agreement, Cano Health, Inc. generally will be required to pay to the Seller and to each other person from time to time that becomes a “TRA Party” under the Tax Receivable Agreement, 85% of the tax savings, if any, that Cano Health, Inc. is deemed to realize in certain circumstances as a result of certain tax attributes that exist following the Business Combination and that are created thereafter, including as a result of payments made under the Tax Receivable Agreement. See further discussion related to the TRA agreement in Note 16, "Income Taxes" in our unaudited condensed consolidated financial statements.

We believe that our cash, cash equivalents and restricted cash along with our revolving line of credit will be sufficient to fund our operating and capital needs for at least the next 12 months. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary because of, and our future capital requirements will depend on, many factors, including our growth rate, medical expenses, and the timing and extent of our expansion into new markets. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. In the event that additional capital is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, and financial condition would be adversely affected.

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

	Three Months Ended March 31,
($ in thousands)	2022	2021
Net cash used in operating activities	$(37,203)	$(14,688)
Net cash used in investing activities	(13,457)	(9,699)
Net cash provided by (used in) financing activities	542	(2,818)
Net decrease in cash, cash equivalents and restricted cash	(50,118)	(27,205)
Cash, cash equivalents and restricted cash at beginning of year	163,170	33,807
Cash, cash equivalents and restricted cash at end of period	$113,052	$6,602

Operating Activities
For the three months ended March 31, 2022, net cash used in operating activities was $37.2 million, an increase of $22.5 million in cash outflows compared to net cash used in operating activities of $14.7 million for the three months ended March 31, 2021. Significant changes impacting net cash used in operating activities were as follows:

•Net income after adjusting for non-cash items for three months ended March 31, 2022 was $4.8 million compared to a net loss for the three months ended March 31, 2021 of $7.7 million;
•Increases in accounts receivable, net was $58.3 million for the three months ended March 31, 2022 compared to $6.9 million for the three months ended March 31, 2021 due to overall growth in the business;
•Increase in prepaid expenses and other current and non-current assets of $1.3 million for the three months ended March 31, 2022 compared to an increase of $7.4 million for the three months ended March 31, 2021 due to higher prepaid insurance payments and prepaid bonus incentives; and
•Increase in accounts payable of $10.0 million for the three months ended March 31, 2022 compared to an increase of $6.0 million for the three months ended March 31, 2021 due to the addition of Management Services Organization provider payments related to the Company's acquisitions and an increase in accrued salaries, accrued interest, and accruals relates to various professional services.

Investing Activities

For the three months ended March 31, 2022, net cash used in investing activities was $13.5 million, an increase of $3.8 million in cash outflows compared to net cash used in investing activities of $9.7 million for the three months ended March 31, 2021 due primarily to an increase in capital expenditures and cash used for acquisitions of subsidiaries offset by a decrease in payment to sellers.

Financing Activities

Net cash provided by financing activities was $542.0 thousand during the three months ended March 31, 2022, a change of $3.4 million compared to net cash used in financing activities of $2.8 million during the Three months ended March 31, 2021 primarily due to transaction costs related to the Business Combination for the three months ended March 31, 2021.

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

By definition, EBITDA consists of net income (loss) before interest, income taxes, depreciation and amortization. Adjusted EBITDA is EBITDA adjusted to add back the effect of certain expenses, such as stock-based compensation expense, de novo losses (consisting of costs associated with the ramp up of new medical centers and losses incurred for the twelve months after the opening of a new facility), acquisition transaction costs (consisting of transaction costs and corporate development payroll costs), fair value adjustments in contingent consideration, restructuring and other charges, loss on extinguishment of debt and changes in fair value of warrant liabilities. Adjusted EBITDA is a key measure used by our management to assess the operating and financial performance of our Company.

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
•Adjusted EBITDA does not reflect: (1) changes in, or cash requirements for, our working capital needs; (2) the potentially dilutive impact of non-cash stock-based compensation; (3) the change in the fair value of our warrant liabilities; (4) the change in the fair value of contingent consideration or (5) net interest expense/income; and
•other companies, including companies in our industry, may calculate EBITDA and/or Adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.

Because of these and other limitations, you should consider Adjusted EBITDA along with other GAAP-based financial performance measures, including net loss, cash flow metrics and our GAAP financial results.

The following table provides a reconciliation of net loss to non-GAAP financial information:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Net loss	$(85)	$(16,114)
Interest income	(1)	(1)
Interest expense	13,284	10,626
Income tax expense	1,080	714
Depreciation and amortization expense	19,036	5,846
EBITDA	$33,314	$1,071
Stock-based compensation	13,816	71
De novo losses (1)	15,816	5,839
Transaction costs (2)	9,871	9,818
Restructuring and other	2,585	411
Change in fair value of contingent consideration	(4,661)	285
Loss on extinguishment of debt	1,428	—
Change in fair value of warrant liabilities	(27,162)	—
Adjusted EBITDA	$45,007	$17,495

(1) De novo losses include those costs associated with the ramp up of new medical centers and losses incurred after the opening of a new facility. These costs collectively are higher than comparable expenses incurred once such a facility has been opened and is generating revenue, and would not have been incurred unless a new facility was being opened.

(2) Acquisition transaction costs included $1.0 million and $0.9 million of corporate development payroll costs for the three months ended March 31, 2022 and 2021, respectively. Corporate development payroll costs include those expenses directly related to the additional staff needed to support our acquisition activity.

We experienced a 3,010.6% increase in EBITDA and a 157.3% increase in Adjusted EBITDA between the three months ended March 31, 2022 and 2021. The increase in EBITDA and adjusted EBITDA primarily relates to increased profitability as the business matures.

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported amounts of assets, liabilities, revenue and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. The future effects of the COVID-19 pandemic on our results of operations, cash flows and financial position are unclear, however, we believe we have made reasonable estimates and assumptions in preparing the financial statements. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

For a description of our policies regarding our critical accounting policies, see “Critical Accounting Policies” in our Form 10-K for the year ended December 31, 2021. There have been no significant changes in our critical accounting estimate policies or methodologies to our condensed consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk

There have been no material changes to our quantitative and qualitative disclosures about market risk that we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting. Our management, with the participation of our Chief Executive Officer and the Chief Financial Officer, under the oversight of the Board, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as a result of the material weaknesses discussed in our Form 10-K for the year ended December 31, 2021.

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

The material weaknesses have not been remediated as of the date of the filing of this Quarterly Report on Form 10-Q. See “Part II. Other Information, Item 1A. Risk Factors − Risks Related to Being a Public Company − Our independent registered public accountants have identified a number of material weaknesses in our internal control over financial reporting. If we are unable to remediate the material weaknesses, or if other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner" to our Form 10-K for the fiscal year ended December 31, 2021.

Our management is actively engaged in the implementation of remediation plans to address existing material weaknesses. These plans include implementation of enhanced documentation of policies and procedures, along with the allocation of resources dedicated to training and monitoring these policies and procedures and recruiting personnel with appropriate levels of skills commensurate with their roles.

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

Notwithstanding these identified material weaknesses, as of the date of the filing of this Quarterly Report on Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, believes that the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods and such financial statements are presented in conformity with GAAP.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, we may be involved in litigation incidental to the conduct of our business that arise in the ordinary course of business. As of March 31, 2022, we do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

For a description of our legal proceedings, please see the description set forth in the “Legal Matters” section in Note 15 "Commitments and Contingencies" in the notes to the unaudited condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report.

Item 1A.    Risk Factors

There have been no material changes in the risk factors disclosed under Part I, Item 1A "Risk Factors" in our Form 10-K for the year ended December 31, 2021.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On February 3, 2022, the Company issued 2,857,167 shares of Class A common stock as part of the consideration in connection with a prior period acquisition. These shares were not registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act.

Recent Purchases of Equity Securities

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6. Exhibits

Exhibit Index
Exhibit Number	Description

3.1	Certificate of Incorporation of Cano Health, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 9, 2021).
3.2	By-laws of Cano Health, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 9, 2021).
3.3
Second Amended And Restated Limited Liability Company Agreement of Primary Care (ITC) Intermediate Holdings, LLC, dated as of June 3, 2021 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on June 9, 2021).

10.1
Sixth Amendment to Credit Agreement, dated as of January 14, 2022, by and among Cano Health, LLC, Primary Care (ITC) Intermediate Holdings, LLC, Credit Suisse AG, Cayman Islands Branch, each of the Revolving Lenders and each of the Issuing Banks (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 14, 2022).

10.2+
Employment Agreement, dated as of March 15, 2022, among Cano Health, LLC, Cano Health, Inc. and Mark Novell (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2022).

10.3+
Employment Agreement, dated as of March 15, 2022, among Cano Health, LLC, Cano Health, Inc. and David Armstrong (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 21, 2022).

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

CANO HEALTH, INC.

Date		Signature	Title

May 9, 2022	By:	/s/ Dr. Marlow Hernandez	Chief Executive Officer
		Dr. Marlow Hernandez	(Principal Executive Officer)

May 9, 2022	By:	/s/ Brian D. Koppy	Chief Financial Officer
		Brian D. Koppy	(Principal Financial Officer)

May 9, 2022	By:	/s/ Mark Novell	Chief Accounting Officer
		Mark Novell	(Principal Accounting Officer)