Form 10-Q
period 2022-06-30
Cano Health, Inc.
filed 2022-08-09
CIK 1800682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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

As of August 5, 2022 the registrant had 231,917,186 shares of Class A common stock outstanding and 253,974,171 shares of Class B common stock outstanding.

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
•our ability to predict and control our medical claims expense ratio;

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
•our ability to access new capital through sales of shares of our Class A common stock or issuance of indebtedness, which may harm our liquidity and / or our ability to grow our business;

•anticipated financial performance, including gross margin, and the expectation that our future results of operations will fluctuate on a quarterly basis for the foreseeable future;
•our expected capital expenditures, cost of revenue and other future expenses, and the sources of funds to satisfy liquidity needs;
•our ability to maintain proper and effective internal controls;
•our ability to predict changes to the DCE and ACO program as it relates to benchmarks and shared savings;
•our ability to implement remediation plans to address the material weaknesses that are described in Part I, Item 4. of this Quarterly Report on Form 10-Q; and
•the outcome of any known and unknown litigation and regulatory proceedings.

ii

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
•the price of our securities may be volatile due to a variety of factors, including the volatility in capital markets, changes in the competitive and highly regulated industries in which we operate, variations in performance across competitors, changes in laws and regulations affecting our business and changes in our capital structure;

•the risk of downturns in the economy and the possibility of rapid change in the highly competitive industry in which we operate;
•the risk that we will need to raise additional capital to execute our business plan, which may not be available on acceptable terms or at all; and
•the risk that we experience difficulties in managing our growth and expanding operations.

iii

CANO HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash, cash equivalents and restricted cash	$47,847	$163,170
Accounts receivable, net of unpaid service provider costs	200,990	133,433
Prepaid expenses and other current assets	38,466	20,632
Total current assets	287,303	317,235
Property and equipment, net	106,198	85,261
Operating lease right-of-use assets	168,554	132,173
Goodwill	777,163	769,667
Payor relationships, net	561,733	576,648
Other intangibles, net	234,127	248,973
Other assets	6,327	13,582
Total assets	$2,141,405	$2,143,539
Liabilities and stockholders' equity
Current liabilities:
Current portion of notes payable	$6,444	$6,493
Current portion of finance lease liabilities	1,561	1,295
Current portion of contingent consideration	198	3,123
Accounts payable and accrued expenses (Related parties comprised $1,475 and $144 as of June 30, 2022 and December 31, 2021, respectively)	69,419	80,829
Current portions due to sellers	4,317	17,357
Current portion of operating lease liabilities	20,726	15,275
Other current liabilities	39,390	36,664
Total current liabilities	142,055	161,036
Notes payable, net of current portion and debt issuance costs	914,890	915,266
Long term portion of operating lease liabilities	157,408	122,935
Warrant liabilities	22,807	80,144
Long term portion of finance lease liabilities	2,923	2,181
Contingent consideration	27,800	35,300
Other liabilities	32,525	28,109
Total liabilities	1,300,408	1,344,971
Stockholders’ Equity
Shares of Class A common stock $0.0001 par value (6,000,000,000 shares authorized and 218,028,952 and 180,113,551 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively)	22	18
Shares of Class B common stock $0.0001 par value (1,000,000,000 shares authorized and 264,527,434 and 297,385,981 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively)	27	30
Additional paid-in capital	495,642	397,443
Accumulated deficit	(83,433)	(78,760)
Total Stockholders' Equity before non-controlling interests	412,258	318,731
Non-controlling interests	428,739	479,837
Total Stockholders' Equity	840,997	798,568
Total Liabilities and Stockholders' Equity	$2,141,405	$2,143,539
The accompanying Notes are an integral part of these Condensed Financial Statements

CANO HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Revenue:
Capitated revenue (Related parties comprised $0 and $128,394, in the three months ended June 30, 2022 and 2021, respectively, and $0 and $308,204, in the six months ended June 30, 2022 and 2021, respectively)	$655,493	$329,484	$1,329,844	$590,841
Fee-for-service and other revenue (Related parties comprised $0 and $219, in the three months ended June 30, 2022 and 2021, respectively, and $0 and $631, in the six months ended June 30, 2022 and 2021, respectively)	33,880	14,097	63,671	27,342
Total revenue	689,373	343,581	1,393,515	618,183
Operating expenses:
Third-party medical costs (Related parties comprised $0 and $115,975, in the three months ended June 30, 2022 and 2021, respectively, and $0 and $249,819, in the six months ended June 30, 2022 and 2021, respectively)	541,317	291,816	1,077,097	486,862
Direct patient expense (Related parties comprised $3,064 and $58, in the three months ended June 30, 2022 and 2021, respectively, and $4,518 and $1,488, in the six months ended June 30, 2022 and 2021, respectively)	52,647	35,607	113,323	69,844
Selling, general, and administrative expenses (Related parties comprised $3,305 and $1,840, in the three months ended June 30, 2022 and 2021, respectively, and $5,452 and $3,763, in the six months ended June 30, 2022 and 2021, respectively)	106,179	47,159	202,849	82,168
Depreciation and amortization expense	19,836	7,945	38,872	13,791
Transaction costs and other (Related parties comprised $0, $1,465, in the three months ended June 30, 2022 and 2021, respectively, and $0 and $1,483, in the six months ended June 30, 2022 and 2021, respectively)	6,207	16,114	14,583	25,068
Change in fair value of contingent consideration	(5,764)	(496)	(10,425)	(211)
Total operating expenses	720,422	398,145	1,436,299	677,522
Income (loss) from operations	(31,049)	(54,564)	(42,784)	(59,339)
Other income and expense:
Interest expense	(13,134)	(9,714)	(26,418)	(20,340)
Interest income	2	1	3	2
Loss on extinguishment of debt	—	(13,225)	(1,428)	(13,225)
Change in fair value of warrant liabilities	30,175	39,215	57,337	39,215
Other income (expenses)	251	(25)	530	(25)
Total other income	17,294	16,252	30,024	5,627
The accompanying Notes are an integral part of these Condensed Financial Statements

CANO HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

Net income (loss) before income tax expense	(13,755)	(38,312)	(12,760)	(53,712)
Income tax expense (benefit)	809	(2,023)	1,889	(1,309)
Net income (loss)	$(14,564)	$(36,289)	$(14,649)	$(52,403)
Net income (loss) attributable to non-controlling interests	(9,231)	(40,844)	(9,976)	(56,958)
Net income (loss) attributable to Class A common stockholders	$(5,333)	$4,555	$(4,673)	$4,555

Net income (loss) per share attributable to Class A common stockholders, basic	$(0.03)	$0.03	$(0.02)	$0.03
Net income (loss) per share attributable to Class A common stockholders, diluted	$(0.03)	$(0.06)	$(0.03)	$(0.06)
Weighted-average shares outstanding:
Basic	210,053,037	167,134,853	200,783,129	166,691,634
Diluted	474,580,471	168,884,315	465,310,563	167,571,198
The accompanying Notes are an integral part of these Condensed Financial Statements

CANO HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY / MEMBERS' CAPITAL
(UNAUDITED)
Three Months Ended June 30, 2022 and 2021

(in thousands, except shares)	Members' Capital		Class A Shares		Class B Shares		Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE—March 31, 2022	—	$—	205,026,367	$20	276,722,704	$28	$464,262	$(78,100)	$451,567	$837,777
Stock-based compensation expense	—	—				—	17,783	—	—	17,783
Issuance of Class A common stock upon vesting of restricted stock units	—	—	807,315	1			(5,086)		5,085	—
Exchange of Class B common stock for Class A common stock	—	—	12,195,270	1	(12,195,270)	(1)	18,682	—	(18,682)	—
Net income (loss)	—	—	—					(5,333)	(9,231)	(14,564)
BALANCE—June 30, 2022	—	$—	218,028,952	$22	264,527,434	$27	$495,642	$(83,433)	$428,739	$840,997

(in thousands, except shares)	Members' Capital		Class A Shares		Class B Shares			Additional Paid-in Capital	Notes Receivable	Accumulated Deficit	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE—March 31, 2021	14,629,533	$157,662	—	$—	—	$—		$—	$(135)	$(123,943)	$—	$33,584
Retrospective application of reverse recapitalization	292,214,129	(157,631)	—	—	—	—		157,631	—	—	—	—
ADJUSTED BALANCE—March 31, 2021	306,843,662	31	—	—	—	—		157,631	(135)	(123,943)	—	33,584
Net loss prior to business combination	—	—	—	—	—	—		—	—	(49,102)	—	(49,102)
Business combination and PIPE financing	(306,843,662)	(31)	166,243,491	17	306,843,662	31		169,093	—	112,306	491,677	773,093
Stock-based compensation expense	—	—	—	—	—	—		3,609	—	—	—	3,609
Issuance of common stock for acquisitions	—	—	4,055,698	—	—	—		60,000	—	—	—	60,000
Impact of transactions affecting non-controlling interests	—	—	—	—	—	—		(34,094)	—	—	34,094	—
Notes receivable - related parties	—	—	—	—	—	—		—	(1)	—	—	(1)
Net income (loss)	—	—	—	—	—	—		—	—	4,552	8,258	12,810
BALANCE—June 30, 2021	—	—	170,299,189	$17	306,843,662	$31	—	356,239	$(136)	$(56,187)	$534,029	$833,993

The accompanying Notes are an integral part of these Condensed Financial Statements

CANO HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY / MEMBERS' CAPITAL
(UNAUDITED)
Six Months Ended June 30, 2022 and 2021

(in thousands, except shares)	Members' Capital		Class A Shares		Class B Shares		Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE—December 31, 2021	—	$—	180,113,551	$18	297,385,981	$30	$397,443	$(78,760)	$479,837	$798,568
Stock-based compensation expense	—	—	—	—	—	—	31,600	—	—	31,600
Issuance of Class A common stock upon vesting of restricted stock units	—	—	807,315	1	—	—	(5,086)	—	5,085	—
Issuance of common stock for acquisitions	—	—	2,857,167	—	—	—	15,771	—	—	15,771
Exchange of Class B common stock for Class A common stock	—	—	32,858,547	3	(32,858,547)	(3)	51,765	—	(51,765)	—
Employee Stock Purchase Plan Issuance	—	—	1,392,372	—	—	—	9,707	—	—	9,707
Impact of transactions affecting non-controlling interests	—	—	—	—	—	—	(5,558)	—	5,558	—
Net income (loss)	—	—	—	—	—	—	—	(4,673)	(9,976)	(14,649)
BALANCE—June 30, 2022	—	$—	218,028,952	$22	264,527,434	$27	$495,642	$(83,433)	$428,739	$840,997

The accompanying Notes are an integral part of these Condensed Financial Statements

CANO HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY / MEMBERS' CAPITAL
(UNAUDITED)

(in thousands, except shares)	Members' Capital		Class A Shares		Class B Shares		Additional Paid-in Capital	Notes Receivable	Accumulated Deficit	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE—December 31, 2020	14,629,533	$157,591	—	$—	—	$—	$—	$(134)	$(107,832)	$—	$49,625
Retrospective application of reverse recapitalization	292,214,129	(157,560)	—	—	—	—	157,560	—	—	—	—
ADJUSTED BALANCE—December 31, 2020	306,843,662	31	—	—	—	—	157,560	(134)	(107,832)	—	49,625
Net loss prior to business combination	—	—	—	—	—	—	—	—	(65,213)	—	(65,213)
Business combination	(306,843,662)	(31)	166,243,491	17	306,843,662	31	169,093	—	112,306	491,677	773,093
Stock-based compensation expense	—	—	—	—	—	—	3,680	—	—	—	3,680
Issuance of common stock for acquisitions	—	—	4,055,698	—	—	—	60,000	—	—	—	60,000
Impact of transactions affecting non-controlling interests	—	—	—	—	—	—	(34,094)	—	—	34,094	—
Notes receivable - related parties	—	—	—	—	—	—	—	(2)	—		(2)
Net income (loss)	—	—	—	—	—	—	—	—	4,552	8,258	12,810
BALANCE—June 30, 2021	—	$—	170,299,189	$17	306,843,662	$31	$356,239	$(136)	$(56,187)	$534,029	$833,993
The accompanying Notes are an integral part of these Condensed Financial Statements

CANO HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash Flows from Operating Activities:
Net loss	$(14,649)	$(52,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	38,872	13,791
Change in fair value of contingent consideration	(10,425)	(211)
Change in fair value of warrant liabilities	(57,337)	(39,215)
Loss on extinguishment of debt	1,428	13,225
Amortization of debt issuance costs	1,570	8,541
Non-cash lease expense	3,642	—
Stock-based compensation	31,600	3,680
Changes in operating assets and liabilities:
Accounts receivable, net	(67,557)	(6,441)
Other assets	7,158	(5,925)
Prepaid expenses and other current assets	(17,834)	(16,341)
Interest accrued due to sellers	100	957
Accounts payable and accrued expenses (Related parties comprised $1,331 and $111 for the six months ended June 30, 2022 and 2021, respectively)	(9,362)	14,426
Other liabilities (Related parties comprised $0 and $1,242 for the six months ended June 30, 2022 and 2021, respectively)	10,621	7,816
Net cash provided by (used in) operating activities	(82,173)	(58,100)

Cash Flows from Investing Activities:
Purchase of property and equipment (Related parties comprised $3,567 and $2,864 for the six months ended June 30, 2022 and 2021, respectively)	(20,431)	(7,730)
Acquisitions of subsidiaries including non-compete intangibles, net of cash acquired	(4,995)	(614,394)
Payments to sellers	(3,847)	(23,963)
Net cash provided by (used in) investing activities	(29,273)	(646,087)

Cash Flows from Financing Activities:
Business combination and PIPE financing	—	935,362
Payments of long-term debt	(3,222)	(402,572)
Debt issuance costs	(88)	(11,274)
Proceeds from long-term debt	—	295,000
Proceeds from delayed draw term loan	—	175,000
Repayments of delayed draw term loan	—	(2,350)
Proceeds from insurance financing arrangements	2,529	1,702
Payments of principal on insurance financing arrangements	(1,380)	(993)
Principal payments under finance leases	(679)	(64)
Repayment of equipment loans	(261)	(154)
Employee stock purchase plan withholding tax payments	(776)	—
Net cash provided by (used in) financing activities	(3,877)	989,657

Net increase (decrease) in cash, cash equivalents and restricted cash	(115,323)	285,470
Cash, cash equivalents and restricted cash at beginning of year	163,170	33,807
Cash, cash equivalents and restricted cash at end of period	$47,847	$319,277
The accompanying Notes are an integral part of these Condensed Financial Statements

CANO HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Supplemental cash flow information:
Interest paid	27,670	11,925
Income taxes paid	82	—

Non-cash investing and financing activities:
Right-of-use assets obtained in exchange of lease liabilities	50,297	—
Issuance of class A common stock for acquisitions	15,771	60,000
Contingent consideration in connection with acquisitions	—	9,600
Due to sellers in connection with acquisitions	3,533	295
Addition to construction in process funded through accounts payable	3,580	—
Humana Affiliate Provider clinic leasehold improvements	2,928	2,864
Employee stock purchase plan issuance	9,707	—
Capital lease obligations entered into for property and equipment	—	52
Equipment loan obligations entered into for property and equipment	—	183

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

Following the consummation of the Business Combination, substantially all of the Company’s assets and operations are held and conducted by PCIH and its subsidiaries. As the Company is a holding company with no material assets other than its ownership of PCIH Common Units and its managing member interest in PCIH, the Company has no independent means of generating revenue or cash flow. The Company’s ability to pay taxes and pay dividends depend on the financial results and cash flows of PCIH and the distributions it receives from PCIH. The Company’s only assets are equity interests in PCIH, which represented a 35.1% and 45.2% controlling ownership as of the Closing Date and June 30, 2022, respectively. Certain members of PCIH who retained their common unit interests in PCIH held the remaining 64.9% and 54.8% non-controlling ownership interests as of the Closing Date and June 30, 2022, respectively. These members hold economic interest in PCIH through PCIH Common Units and a corresponding number of non-economic Class B common stock, which enables the holder to one vote per share.

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

Subject to the terms and conditions set forth in the Business Combination Agreement, the Seller and its equity holders received aggregate consideration with a value equal to $3,534.9 million, which consisted of (i) $466.5 million of cash and (ii) $3,068.4 million of Cano Health, Inc.'s common stock or 306.8 million shares of Class B common stock based on a reference stock price of $10.00 per share.

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

Risks and Uncertainties

As of June 30, 2022, the Company’s coverage area is primarily in the State of Florida. Given this concentration, the Company is subject to adverse economic, regulatory, or other developments in the State of Florida that could have a material adverse effect on the Company’s financial conditions and operations. In addition, federal, state and local laws and regulations concerning healthcare affect the healthcare industry. The Company’s long-term success is dependent on the ability to successfully generate revenues; maintain or reduce operating costs; obtain additional funding when needed; and ultimately, achieve profitable operations. The Company is not able to predict the content or impact of future changes in laws and regulations affecting the healthcare industry; however, management believes that its existing cash position, along with expected cash generation through operations and revolving line of credit, will be sufficient to fund operating and capital expenditure requirements through at least twelve months from the date of issuance of these unaudited condensed consolidated financial statements.

Basis of Presentation

These Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2022 and 2021, the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, and the Condensed Consolidated Balance Sheet at June 30, 2022 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation. Our interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K ("Form 10-K") filed with the U.S. Securities and Exchange Commission (the "SEC") on March 14, 2022.

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

While Jaws was the legal acquirer in the Business Combination, because the Company was deemed the accounting acquirer, the historical financial statements of PCIH became the historical financial statements of the combined company upon

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
the consummation of the Business Combination. As a result, the unaudited condensed consolidated financial statements reflect the historical operating results of PCIH prior to the Business Combination, the combined results of Jaws and the Company following the close of the Business Combination, the assets and liabilities of the Company at their historical cost, and the Company’s equity structure for all periods presented.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company described its significant accounting policies in Note 2 to the audited consolidated financial statements for the year ended December 31, 2021 included in its Form 10-K. During the six months ended June 30, 2022, there were no significant changes to those accounting policies.

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

3.    REVENUE AND ACCOUNTS RECEIVABLE

The Company’s revenue streams for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,
	2022		2021
(in thousands)	Revenue $	Revenue %	Revenue $	Revenue %
Capitated revenue
Medicare	$602,613	87.4%	$284,974	82.8%
Other capitated revenue	52,880	7.6%	44,510	13.0%
Total capitated revenue	655,493	95.0%	329,484	95.8%
Fee-for-service and other revenue
Fee-for-service	9,701	1.4%	4,389	1.3%
Pharmacy	12,759	1.9%	8,217	2.4%
Other	11,420	1.7%	1,491	0.5%
Total fee-for-service and other revenue	33,880	5.0%	14,097	4.2%
Total revenue	$689,373	100.0%	$343,581	100.0%

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30,
	2022		2021
(in thousands)	Revenue $	Revenue %	Revenue $	Revenue %
Capitated revenue
Medicare	$1,217,831	87.5%	$505,659	81.8%
Other capitated revenue	112,013	8.0%	85,182	13.8%
Total capitated revenue	1,329,844	95.5%	590,841	95.6%
Fee-for-service and other revenue
Fee-for-service	19,671	1.4%	8,937	1.4%
Pharmacy	24,274	1.7%	15,523	2.5%
Other	19,726	1.4%	2,882	0.5%
Total fee-for-service and other revenue	63,671	4.5%	27,342	4.4%
Total revenue	$1,393,515	100.0%	$618,183	100.0%

Accounts Receivable

The Company's accounts receivable balances are summarized for the periods indicated below. The Company’s accounts receivable are presented net of the unpaid service provider costs. A right of offset exists when all of the following conditions are met: 1) each of the two parties owed the other determinable amounts; 2) the reporting party has the right to offset the amount owed with the amount owed to the other party; 3) the reporting party intends to offset; and 4) the right of offset is enforceable by law. The Company believes all of the aforementioned conditions existed as of June 30, 2022 and December 31, 2021.

	As of
(in thousands)	June 30, 2022	December 31, 2021
Accounts receivable	$404,203	$227,889
Medicare risk adjustment	74,220	21,072
Unpaid service provider costs	(277,433)	(115,528)
Accounts receivable, net	$200,990	$133,433

Concentration of Risk

Contracts with three of the payors accounted for the following amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	64.7%	64.6%	64.9%	67.5%

	As of
	June 30, 2022	December 31, 2021
Accounts receivable	56.3%	43.3%

Payors that represented greater than 10% of our total revenue included three payors that represented approximately 64.7% and 64.9% of our total revenue for the three and six months ended June 30, 2022, respectively and two payors that represented approximately 60.3% and 56.1% of our total revenue for the three and six months ended June 30, 2021, respectively.

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.    UNPAID SERVICE PROVIDER COSTS

Activity in unpaid service provider costs for the six months ended June 30, 2022 and 2021 is summarized below:

(in thousands)	2022	2021
Balance as of January 1,	$129,110	$54,524

Incurred related to:
Current year	843,427	305,665
Prior years	2,576	(519)
	846,003	305,146
Paid related to:
Current year	543,984	224,825
Prior years	120,997	54,005
	664,981	278,830
Balance as of June 30,	$310,132	$80,840

The foregoing reconciliation reflects an increase in our estimate during the six months ended June 30, 2022 of $2.6 million due to higher utilization rates and a decrease in our estimate during the six months ended June 30, 2021 of $0.5 million due to lower than expected utilization rates. $32.7 million and $14.3 million of the liabilities for medical services incurred but not reported ("IBNR") were included in other current liabilities in the consolidated balance sheet as they were in a net deficit position as of June 30, 2022 and June 30, 2021, respectively.

The Company maintains a provider excess loss insurance policy to protect against claim expenses exceeding certain levels that are incurred by the Company on behalf of members and uses a third-party cost recovery firm which specialize in care coordination charges. As of both June 30, 2022 and June 30, 2021, the Company’s excess loss insurance deductible was $0.1 million and maximum coverage was $2.0 million per member per calendar year. The Company recorded excess loss insurance premiums of $2.5 million and $4.9 million for the three and six months ended June 30, 2022, respectively, and cost recovery reimbursement of $1.6 million and $3.6 million for the three and six months ended June 30, 2022, respectively. The Company recorded excess loss insurance premiums of $1.8 million and $3.5 million for the three and six months ended June 30, 2021,respectively, and reimbursements of $0.8 million and $1.8 million for the three and six months ended June 30, 2021, respectively. The Company recorded these amounts on a net basis in the caption third-party medical costs in the accompanying unaudited condensed consolidated statements of operations. The Company records excess loss insurance recoveries in accounts receivable and third-party cost recoveries in long term other assets on the accompanying unaudited condensed consolidated balance sheets. As of June 30, 2022 and December 31, 2021, the Company recorded insurance recoverables and amounts due from a third party for other cost recoveries of $30.1 million and $15.2 million, respectively.

5.    BUSINESS ACQUISITIONS

During the six months ended June 30, 2022, the Company completed four asset acquisitions for a total purchase price of $8.5 million. The consideration transferred included $5.0 million in cash, $0.7 million in deferred cash payments, and the remaining $2.8 million was recorded as a liability to issue registered shares prior to September 30, 2022 or to be settled in cash. The acquisitions were each accounted for as business combinations. The Company does not consider these acquisitions to be material, individually or in aggregate, to the Company’s unaudited condensed consolidated financial statements. The purchase price allocations substantially resulted in $7.5 million of goodwill and $0.8 million of acquired identifiable intangible assets related to brand names, non-compete agreements, and payor relationships valued using the income method. Acquisition-related costs were not material and were expensed as incurred in the unaudited condensed consolidated statements of operations.

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In the prior year, the Company completed various acquisitions for a total purchase price of $1.1 billion. The most significant of these acquisitions were University Health Care and Affiliates and Doctor’s Medical Center, LLC and Affiliates for $607.9 million and $300.7 million, respectively. For further details refer to Note 3 “Business Acquisitions” in the Company’s Form 10-K for the fiscal year ended December 31, 2021.

While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the asset acquisition date, the estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the asset acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. For changes in the valuation of intangible assets between the preliminary and final purchase price allocation, the related amortization is adjusted in the period it occurs. Subsequent to the measurement period, any adjustment to assets acquired or liabilities assumed is included in operating results in the period in which the adjustment is identified. Transaction costs that are incurred in connection with an asset acquisition, other than costs associated with the issuance of debt or equity securities, are expensed as incurred.

6.    PAYOR RELATIONSHIPS AND OTHER INTANGIBLES, NET

As of June 30, 2022, the Company’s total intangibles, net consisted of the following:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles:
Trade names	$1,409	$(865)	$544
Brand names	183,263	(14,823)	168,440
Non-compete agreements	76,273	(19,768)	56,505
Customer relationships	880	(208)	672
Payor relationships	609,687	(47,954)	561,733
Provider relationships	12,242	(4,276)	7,966
Total intangibles, net	$883,754	$(87,894)	$795,860

As of December 31, 2021, the Company’s total intangibles, net consisted of the following:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles:
Trade names	$1,409	$(787)	$622
Brand names	183,238	(9,037)	174,201
Non-compete agreements	75,794	(12,110)	63,684
Customer relationships	880	(184)	696
Payor relationships	609,362	(32,714)	576,648
Provider relationships	12,242	(2,472)	9,770
Total intangibles, net	$882,925	$(57,304)	$825,621

The Company recorded amortization expense of $15.5 million and $5.5 million for the three months ended June 30, 2022 and 2021, respectively, and $30.6 million and $9.1 million for the six months ended June 30, 2022 and 2021, respectively.

Expected amortization expense for the Company’s existing amortizable intangibles for the next five years, and thereafter, as of June 30, 2022 was as follows:

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Amount (in thousands)
2022 - remaining	$31,712
2023	58,351
2024	56,346
2025	54,713
2026	46,612
Thereafter	548,126
Total	$795,860

We periodically assess our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Changes or consolidation of the use of any of our brand names could result in a reduction in their remaining estimated economic lives, which could lead to increased amortization expense.

7.    LEASES

The Company leases offices, operating medical centers, vehicles and medical equipment. Leases consist of finance and operating leases, and have a remaining lease term of 1 year to 10 years. The Company elected the practical expedient, which allows the Company to exclude leases with a lease term less than 12 months from being recorded on the balance sheet. The Company adopted the practical expedient related to the combining of lease and non-lease components, which allows us to account for the lease and non-lease components as a single lease component.

Future minimum lease payments under operating and finance leases as of June 30, 2022 were as follows (in thousands):

	Operating	Finance	Total
2022 - remaining	$14,822	$956	$15,778
2023	32,204	1,536	33,740
2024	30,027	1,256	31,283
2025	27,173	822	27,995
2026	24,898	311	25,209
Thereafter	99,714	43	99,757
Total minimum lease payments	228,838	4,924	233,762
Less: amount representing interest	(50,704)	(440)	(51,144)
Lease liabilities	$178,134	$4,484	$182,618

Future minimum lease payments under operating and capital leases as of December 31, 2021 were as follows (in thousands):

	Operating	Finance	Total
2022	$23,051	$1,485	$24,536
2023	24,577	1,078	25,655
2024	22,561	797	23,358
2025	20,489	364	20,853
2026	18,424	107	18,531
Thereafter	67,569	—	67,569
Total minimum lease payments	176,671	3,831	180,502
Less: amount representing interest	(38,461)	(355)	(38,815)
Lease liabilities	$138,210	$3,476	$141,687

The Company recorded rent expense of $8.2 million and $4.9 million for the three months ended June 30, 2022 and 2021, respectively, and $15.4 million and $9.0 million for the six months ended June 30, 2022 and 2021, respectively.

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.    OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following as of June 30, 2022 and December 31, 2021:

(in thousands)	June 30, 2022	December 31, 2021
Service fund liability	$18,477	$11,451
Acquired provider payments liability	10,255	10,255
Employee Stock Purchase Plan withholding liability	1,774	10,494
Other	8,884	4,464
	$39,390	$36,664

9.    CONTRACT LIABILITIES

As further explained in Note 13, “Related Party Transactions”, the Company entered into certain agreements with Humana, Inc. ("Humana") under which the Company receives administrative payments in exchange for providing care coordination services at certain clinics licensed to the Company over the term of such agreements. The Company’s contract liabilities balance related to these payments from Humana was $7.5 million and $6.1 million as of June 30, 2022 and December 31, 2021, respectively. The short-term portion was recorded in other current liabilities and the long-term portion was recorded in other liabilities. The Company recognized $0.7 million and $1.3 million in revenue from contract liabilities recorded during the three and six months ended June 30, 2022, respectively.

A summary of significant changes in the contract liabilities balance during the period is as follows:

(in thousands)	For the three months ended June 30, 2022
Balance at March 31, 2022	$8,189
Increases due to amounts collected	—
Decreases due to revenue recognized	(652)
Balance at June 30, 2022	$7,537

(in thousands)	For the six months ended June 30, 2022
Balance at December 31, 2021	$6,059
Increases due to amounts collected	2,750
Decreases due to revenue recognized	(1,272)
Balance at June 30, 2022	$7,537

Of the June 30, 2022 contract liabilities balance, the Company expects to recognize the following amounts as revenue in the succeeding years:

Years ended December 31,	Amount (in thousands)
2022 - remaining	$1,314
2023	2,628
2024	2,442
2025	1,111
2026	42
Total	$7,537

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.    DEBT

The Company’s notes payable were as follows as of June 30, 2022 and December 31, 2021:

(in thousands)	2022	2021
Term loan	$641,211	$644,432
Senior Notes	300,000	300,000
Less: Current portion of notes payable	(6,444)	(6,493)
	934,767	937,939
Less: debt issuance costs	(19,877)	(22,673)
Notes payable, net of current portion and debt issuance costs	$914,890	$915,266

Term Loan

Pursuant to a Credit Agreement with Credit Suisse and the other lenders party thereto (the “Credit Agreement”), the Company has a senior secured term loan (together with the revolving line of credit, the "Credit Facilities"). Obligations under the Credit Facilities are secured by substantially all of the Company’s assets. The Credit Facilities contain a financial maintenance covenant (which is for the benefit of the lenders under the revolving line of credit only), requiring the Company to not exceed a total first lien secured net debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio, which is tested quarterly only if the Company has exceeded a certain amount drawn under its revolving line of credit. As of June 30, 2022, the Company was in compliance with the financial maintenance covenant.

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

As of June 30, 2022, the available balance on our revolving line of credit was $120.0 million. As of June 30, 2022 and December 31, 2021, two health plans required the Company to maintain restricted cash balances for an aggregate amount of $7.2 million and $3.5 million, respectively, which are presented within cash, cash equivalents and restricted cash.

On January 14, 2022, the Company entered into an amendment to the Credit Agreement, pursuant to which the outstanding principal amount of term loans was replaced with an equivalent amount of new term loans having substantially similar terms, except with a lower interest rate margin applicable to the new term loan. The amendment of the Credit Agreement implemented a forward-looking term rate based on the secured overnight financing rate (“SOFR”) as the replacement of LIBOR as the benchmark interest rate for borrowings under the term loan and revolving line of credit, and certain other provisions. The new interest rate applicable to the term loan and borrowing under the revolving line of credit was revised to 4.00% plus the greater of SOFR and the applicable credit spread adjustment or 0.50%; provided that if the Company achieves a public corporate rating from S&P of at least B and a public rating from Moody's of at least B2, then for as long as such ratings remain in effect, a margin of 3.75% shall be applicable. The Company has not reached the applicable ratings. The amendment represented a partial extinguishment and resulted in a write-off of deferred issuance costs of $1.3 million and has been recorded as a loss on extinguishment of debt for the six months ended June 30, 2022.

Senior Notes

On September 30, 2021, the Company issued senior unsecured notes for a principal amount of $300.0 million (the "Senior Notes") in a private offering. The Senior Notes bear interest at 6.25% per annum, payable semi-annually on April 1st and October 1st of each year, which interest commenced on April 1, 2022. As of June 30, 2022, the effective interest rate of the Senior Notes was 6.66%. Principal on the Senior Notes is due in full on October 1, 2028. The Senior Notes are not subject to any amortization payments.

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Prior to October 1, 2024, the Company may redeem some or all of the Senior Notes at a price equal to 100% of the principal amount redeemed, plus accrued and unpaid interest, plus a make-whole premium. Prior to October 1, 2024, the Company may also redeem up to 40% of the aggregate principal amount of the notes with the net cash proceeds of certain equity offerings, at a redemption price of 106.25%, plus accrued and unpaid interest. On or after October 1, 2024, the Company may redeem some or all of the Senior Notes at a redemption price of 100% to 103.13%, plus accrued and unpaid interest, depending on the date that the Senior Notes are redeemed.

Future Principal Payments on Term Loan and Senior Notes

The following table sets forth the Company’s future principal payments as of June 30, 2022, assuming mandatory prepayment does not occur:

(in thousands)
Year ending December 31,	Amount
2022 - remainder	$3,222
2023	6,444
2024	6,444
2025	6,444
2026	6,444
Thereafter	912,213
Total	$941,211

As of June 30, 2022 and December 31, 2021, the balance of debt issuance costs totaled $20.7 million and 23.3 million, respectively, and are being amortized into interest expense over the life of the loan using the effective interest method. Of the balance as of June 30, 2022, $19.9 million was related to the term loan and the Senior Notes reflected as a direct reduction to the long-term debt balances, while the remaining $0.8 million was related to the revolving line of credit, and reflected in prepaid expenses and other current assets.

The Company recognized interest expense of $13.1 million and $9.7 million for the three months ended June 30, 2022 and 2021, respectively, and $26.4 million and $20.3 million for the six months ended June 30, 2022 and 2021, respectively, of which $0.9 million and $1.1 million for the three months ended June 30, 2022 and 2021, respectively and $1.6 million and $3.3 million for the six months ended June 30, 2022 and 2021, respectively, were related to the amortization of debt issuance costs.

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

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

•Level 3    Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The carrying amounts of financial instruments including cash, accounts receivable, accounts payable, accrued liabilities, due to sellers, short-term borrowings and equity investments. approximate fair value due to the short maturities of such instruments. The fair value of the Company’s debt using Level 2 inputs was approximately $837.6 million and $945.0 million as of June 30, 2022 and December 31, 2021, respectively.

The following is a description of the valuation methodology used for liabilities measured at fair value.

Contingent Consideration: On June 11, 2021, we entered into a purchase agreement with University Health Care and its affiliates (“University”). The transaction was financed, in part, through contingent consideration which University would have been entitled to from acquisition add-ons based on additional acquired entities. The consideration was valued at fair value applying a Scenario Based method. The liability balance related to the University contingent consideration was derecognized from the balance sheet in June 2022 as no additional acquisition add-ons were completed.

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

There was a decrease of $10.4 million in the fair value of the contingent consideration during the six months ended June 30, 2022, recorded in change in fair value of contingent consideration in the consolidated statement of operations. The gain of $7.6 million related to an amount owed for an acquisition that will be paid in Class A common stock where the decrease in the liability and corresponding gain was a result of our stock price decreasing during the six months ended June 30, 2022. Additionally, a gain of $2.8 million was recorded, as described above, related to derecognizing University contingent consideration from the balance sheet as of June 30, 2022.

Warrant Liabilities: As of June 3, 2021, the Closing Date of the Business Combination, and as of June 30, 2022, there were 23.0 million public warrants ("Public Warrants") and 10.5 million private placement warrants ("Private Placement Warrants") outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815, "Derivatives and Hedges", under which the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Public Warrants and the Private Placement Warrants as liabilities and adjusts them to fair value at each reporting period. This liability is subject to remeasurement at each balance sheet date until exercised, and any changes in fair value of warrant liabilities is recognized in the Company’s consolidated statements of operations. The Company’s valuation of the warrant liabilities utilize a binomial lattice in a risk-neutral framework (a special case of the Income Approach). The fair value of the Public Warrants and

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Private Placement Warrants utilized Level 1 and 3 inputs, respectively. The Private Placement Warrants are based on significant inputs not observable in the market as of December 31, 2021 and June 30, 2022.

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

The following table provides quantitative information regarding the Level 3 inputs used for the fair value measurements of the warrant liabilities:

	As of
Unobservable Input	June 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$4.38	$8.91
Term (years)	3.9	4.4
Risk free interest rate	3.0%	1.2%
Dividend yield	None	None
Public warrant price	$0.68	$2.39

The following table sets forth by level, within the fair value hierarchy, the Company’s liabilities measured at fair value on a recurring basis as of June 30, 2022:

(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities measured at fair value on a recurring basis:
Contingent consideration	$27,998	$—	$—	$27,998
Public Warrant Liabilities	15,640	15,640	—	—
Private Placement Warrant Liabilities	7,167	—	—	7,167
Total liabilities measured at fair value	$50,805	$15,640	$—	$35,165

There was a decrease of $39.3 million in the fair value of the Public Warrant Liabilities during the six months ended June 30, 2022, and a decrease of $18.0 million in the fair value of the Private Placement Warrant Liabilities during the six months ended June 30, 2022. The change in fair value of the warrant liabilities is reflected in our condensed consolidated statements of operations under the caption change in fair value of warrant liabilities.

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

The following table includes a roll forward of the amounts for the three and six months ended June 30, 2022 and 2021 and for liabilities measured at fair value:

	Fair Value Measurements for the Three Months Ended June 30,
	2022	2021
Original Balance as of April 1,	$86,744	$5,457
Change in fair value of contingent consideration	(5,764)	(496)
Warrants acquired in the Business Combination	—	163,058
Change in fair value of warrants	(30,175)	(39,215)
Additions to contingent considerations	—	9,600
Contingent consideration payments	—	(2,214)
Closing Balance as of June 30,	$50,805	$136,190

	Fair Value Measurements for the Six Months Ended June 30,
	2022	2021
Original Balance as of January 1,	$118,567	$5,172
Change in fair value of contingent consideration	(10,425)	(211)
Warrants acquired in the Business Combination	—	163,058
Change in fair value of warrants	(57,337)	(39,215)
Additions to contingent considerations	—	9,600
Contingent consideration payments	—	(2,214)
Closing Balance as of June 30,	$50,805	$136,190

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

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

The table below illustrates the aggregated VIE assets and liabilities and performance for the Physicians Groups:

(in thousands)	June 30, 2022	December 31, 2021
Total Assets	$114,577	$80,445
Total Liabilities	$88,037	$59,988

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Total revenue	$24,754	$1,309	$39,072	$2,300
Operating expenses:
Third-party medical costs	18,792	—	25,423	—
Direct patient expense	7,666	1,585	13,430	2,790
Selling, general and administrative expenses	9,114	2,950	20,753	5,263
Depreciation and amortization expense	1,078	260	1,892	507
Transaction and other costs	862	—	862	—
Total operating expenses	37,512	4,795	62,360	8,560
Net loss	$(12,758)	$(3,486)	$(23,288)	$(6,260)

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

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
13.    RELATED PARTY TRANSACTIONS

MedCloud Depot, LLC Relationship

On August 1, 2022, the Company appointed a Chief Operating Officer ("COO"). The COO owns 20% of MedCloud Depot, LLC ("MedCloud"), a Florida-based software development firm that specializes in health information technology and data warehousing. The Company has a license agreement with MedCloud pursuant to which MedCloud has granted the Company a non-exclusive, non-transferable license to use their software. The Company recorded payments which amounted to $0.8 million and $0.3 million for three months ended June 30, 2022 and 2021, respectively, and $1.2 million and $0.7 million for six months ended June 30, 2022 and 2021, respectively, which were recorded within the caption selling, general and administrative expenses. Additionally, as of June 30, 2022 the Company owed $0.3 million to MedCloud.

Dental Excellence and Onsite Dental Relationships

On April 14, 2022, CD Support, LLC ("Onsite Dental") acquired Dental Excellence Partners, LLC ("DEP"), a company formerly owned by the spouse of the Chief Executive Officer ("CEO"), and entered into a dental services agreement with the Company. The spouse of the CEO became a minority shareholder of Onsite Dental upon closing of the acquisition.

The Company has various sublease agreements with Onsite Dental. The Company recognized sublease income of approximately $0.3 million and $0.2 million, during the six months ended June 30, 2022 and 2021, respectively, and $0.2 million and $0.1 million during the three months ended June 30, 2022 and 2021, respectively, which was recorded within the caption "Other Income (Expense)" in the accompanying unaudited condensed consolidated statements of operations. As of June 30, 2022, an immaterial amount was due to the Company in relation to these agreements and recorded in the caption accounts receivable.

On October 9, 2020, the Company entered into a dental services agreement with DEP pursuant to which DEP agreed to provide dental services for managed care members of the Company. The Company recognized approximately $1.5 million and $1.9 million during the six months ended June 30, 2022 and 2021, respectively, and an immaterial amount and $1.2 million during the three months Ended June 30, 2022 and 2021. As of June 30, 2022, no balance was due to DEP. Subsequent to Onsite Dental acquiring DEP, the Company entered into a new dental services administration agreement with Onsite Dental to provide dental services for managed care members of the Company. The Company recognized expenses in the amount of approximately $3.1 million for the three and six months ended June 30, 2022. As of June 30, 2022, $0.7 million was due to Onsite.

Humana Relationship

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

In addition, in 2020, the Company and Primary Care (ITC), LLC entered into multi-year agreements with Humana and its affiliates whereby Primary Care (ITC) Holdings, LLC entered into a note purchase agreement with Humana for a convertible note due October 2022 with an aggregate principal amount of $60.0 million. The note accrued interest at a rate of 8.0% per annum through March 2020 and 10.0% per annum thereafter, payable in kind. The note was convertible to Class A-4 units of Primary Care (ITC) Holdings, LLC at the option of Humana in the event Primary Care (ITC) Holdings, LLC and affiliates seek to consummate a sale transaction and could be settled in cash at the option of Humana. While the multi-year agreement still exists between the Company and Humana, the note was converted and settled in cash upon the consummation of the Business Combination on June 3, 2021. As such, as of December 31, 2021 and for the six months ended June 30, 2022, Humana was not a related party due to the repayment of the note.

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The multi-year agreements also contain an arrangement for a license fee that is payable by the Company to Humana for the Company’s use of certain Humana owned or leased medical centers to provide health care services. The license fee is a reimbursement to Humana for its costs of owning or leasing and maintaining the clinics, including rental payments, maintenance or repair expenses, equipment expenses, special assessments, cost of upgrades, taxes, leasehold improvements, and other expenses identified by Humana. The Company recorded $0.5 million and $0.3 million in operating lease expense related to its use of Humana clinics during the three and six months ended June 30, 2021, respectively..

Prior to entering into the agreements, the Company had existing payor relationships with Humana related to existing revenue arrangements within the Company. The Company recognized in its consolidated statements of operations revenue from Humana, including its subsidiaries, of $128.4 million and $308.2 million for the three and six months ended June 30, 2021. respectively. The Company recognized third-party medical expenses of $116.0 million and $249.8 million for the three and six months ended June 30, 2021, respectively.

In addition, we have entered into expansion agreements with Humana which provide a roadmap to opening new Humana-funded medical centers in the southwestern U.S. by 2024. Humana may decline to fund additional medical centers, which would have an adverse effect on our growth and future prospects.

Operating Leases

The Company leased several offices and medical spaces from an employee of the company who is a beneficial shareholder of the Company. Monthly rent expense in aggregate totaled approximately $0.1 million and $0.7 million for the three months ended June 30, 2022 and 2021, respectively, and $0.1 million and $1.4 million for the six months ended June 30, 2022 and 2021, respectively.

General Contractor Agreements

As of December 31, 2018, the Company has entered into various general contractor agreements with a company that is controlled by the father of the CEO of the Company to perform leasehold improvements at various Company locations as well as various repairs and related maintenance as deemed necessary. Payments made pursuant to the general contractor agreements as well as amounts paid for repairs and maintenance to this related party totaled approximately $1.9 million and $1.2 million for the three months ended June 30, 2022 and 2021, respectively and $3.6 million and $2.4 million for the six months ended June 30, 2022 and 2021, respectively,

14.    STOCK-BASED COMPENSATION

2021 Stock Option and Incentive Plan

At the Company’s special meeting of stockholders held on June 2, 2021, the stockholders approved the 2021 Stock Option and Incentive Plan (the “2021 Plan”) and the 2021 Employee Stock Purchase Plan (“2021 ESPP”) to encourage and enable the current and future officers, employees, directors, and consultants of the Company and its affiliates to obtain ownership in the Company. The aggregate number of shares authorized for issuance under the 2021 Plan will not exceed 52.0 million shares of stock. The aggregate number of shares authorized for issuance under the 2021 ESPP will not exceed 4.7 million, plus on January 1, 2022, and each January 1 thereafter through January 1, 2031 the number of shares of Class A common stock reserved and available for issuance under the 2021 ESPP shall be cumulatively increased by the lessor of (i) 15.0 million shares of Class A common stock, (ii) one percent 1.0% of the number of shares of Class A common stock issued and outstanding on the immediately preceding December 31st, or (iii) such lesser number of shares determined by the administrator appointed by the Board of Directors.

The 2021 Plan provides for the grant of incentive and nonqualified stock option, restricted stock units (“RSUs”), restricted share awards, stock appreciation awards, unrestricted stock awards, and cash-based awards to employees, directors, and consultants of the Company.

Stock Options

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
On June 3, 2021, in connection with the closing of the Business Combination, the Company granted 12.8 million stock options with market conditions (“Market Condition Awards”) to several executive officers and directors of the Company. The Market Condition Awards are eligible to vest when the Company’s stock price meets specified hurdle prices and stays above those prices for 20 consecutive days after June 3, 2021 and before June 3, 2024 (i.e., the period from grant to the end date of the performance period). Once the market condition is satisfied, the applicable percentage of the Market Condition Awards will vest 50% on each of the first and second anniversaries so long as the optionee stays employed. The unrecognized compensation cost of the Market Condition Awards as of June 30, 2022 was $31.4 million, which is expected to be recognized over the weighted average remaining service period of 2.0 years.

Further, on March 15, 2022, in connection with certain performance metrics, the Company granted 0.4 million stock options with service conditions ("Service Condition Awards") to several executive officers of the Company. The Service Conditions Awards vest over four years, with 25% of the shares underlying the award vesting on March 15, 2023, and 25% of the shares underlying the award at the end of each successive one-year period thereafter so long as the optionee stays employed. The unrecognized compensation cost of the Service Condition Awards as of June 30, 2022 was $1.5 million, which is expected to be recognized over the weighted average remaining service period of 2.2 years.

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

A summary of the status of unvested options granted under the 2021 Plan through June 30, 2022 is presented below:

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Market-Based Stock Options		Service-Based Stock Options
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2020	—	—	—	—
Granted	12,806,407	$4.23	—	—
Vested	—	—	—	—
Forfeitures	—	—	—	—
Balance, June 30, 2021	12,806,407	$4.23		—

Balance, December 31, 2021	12,703,698	$4.23	—	—
Granted	—	—	435,141	$3.88
Vested	—	—	—	—
Forfeitures	(262,146)	4.23	—	—
Balance, June 30, 2022	12,441,552	$4.23	435,141	$3.88

Restricted Stock Units

The fair value of RSUs is based on the closing price of the Company’s Class A common stock on the grant date. The unrecognized compensation cost of the RSUs as of June 30, 2022 was $96.7 million for service based awards and $4.0 million for performance based awards, which are expected to be recognized over the weighted average remaining service period of 1.7 years and 1.4 years, respectively. A majority of RSUs vest in equal annual installments over a period of four years from the date of grant. Certain executives of the Company received RSUs which vest over a period of two years in equal annual installments. Further, RSUs granted to non-employee members of the Board of Directors vest over the lesser of one year or upon the next annual shareholder meeting.

A summary of the status of unvested RSUs granted under the 2021 Plan through June 30, 2022 is presented below:

	Restricted-Stock Units		Performance - Restricted-Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2020	—	—	—	—
Granted	2,216,501	$14.75	373,971	$13.37
Vested	—	—	—	—
Forfeitures	—	—	—	—
Balance, June 30, 2021	2,216,501	$14.75	373,971	$13.37

Balance, December 31, 2021	4,460,772	$14.43	706,750	$12.73
Granted	11,326,599	5.38	—	—
Vested	(717,138)	12.44	(93,493)	13.37
Forfeitures	(293,538)	7.62	—	—
Balance, June 30, 2022	14,776,695	$7.73	613,257	$12.63

The Company recorded compensation expenses related to stock options and RSUs of $17.4 million and $3.6 million for the three months ended June 30, 2022 and 2021, respectively, $30.6 million and $3.7 million for the six months ended June 30, 2022 and 2021, respectively. The Company recorded compensation expense related to the ESPP of $0.4 million and $1.0 million for the three and six months ended June 30, 2022.

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

As a result of the University acquisition, the Company assumed the vendor agreement in 2021 that University, through its subsidiary University Health Care Pharmacy, Inc., had with a second pharmaceutical vendor. The agreement, effective through July 2023, contains a provision that requires average monthly net purchases of $0.6 million, and if the minimum is not met, the vendor may adjust the pricing of goods.

Management believes for the six months ended June 30, 2022 and 2021, the minimum requirements of the agreements in place were met.

Legal Matters

On March 18, 2022, a purported stockholder of the Company filed a complaint seeking class action status in the United States District Court for the Southern District of Florida against the Company and certain current and former officers. The lawsuit alleges, inter alia, violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 against all defendants for failure to disclose that “(i) Cano overstated its due diligence efforts and expertise with respect to acquiring target businesses; (ii) accordingly, Cano performed inadequate due diligence into whether the Company, post-Business Combination, could properly account for the timing of revenue recognition as prescribed by ASC 606, particularly with respect to Medicare risk adjustments; (iii) as a result, the Company misstated its capitated revenue, direct patient expense, accounts receivable, net of unpaid service provider costs, and accounts payable and accrued expenses; (iv) accordingly, the Company was at an increased risk of failing to timely file one or more of its periodic financial reports.” These omissions, according to Plaintiff, made the Company’s earlier statements materially misleading. The lawsuit seeks, among other things, certification of a class action and unspecified compensatory damages, as well as costs, interest and attorneys’ fees. The Company believes it has meritorious defenses and intends to vigorously defend against the allegations. A possible loss cannot be reasonably estimated at this time.

The Company is exposed to various other asserted and unasserted potential claims encountered in the normal course of business. Management believes that the resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of their operations or cash flows.

16.     INCOME TAXES

Our effective tax rate for the six months ended June 30, 2022 was (14.8)% compared to 2.4% for the six months ended June 30, 2021. The effective tax rate for the periods presented differs from the statutory U.S. tax rate. This is primarily because a portion of income is allocated to non-controlling interests, including the Company’s full valuation allowance position.

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company does not have any unrecognized tax positions (UTPs) as of June 30, 2022. While the Company currently does not have any UTPs, it is foreseeable that the calculation of the Company’s tax liabilities may involve dealing with uncertainties in the application of complex tax laws and regulations in multiple jurisdictions across the Company’s operations.

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

Tax Receivable Agreement

Upon the completion of the Business Combination, Cano Health, Inc. became a party to the Tax Receivable Agreement ("TRA"). Under the terms of that agreement, Cano Health, Inc. generally will be required to pay to the Seller and to each other person from time to time that becomes a “TRA Party” under the Tax Receivable Agreement, 85% of the tax savings, if any, that Cano Health, Inc. is deemed to realize in certain circumstances as a result of certain tax attributes that exist following the Business Combination and that are created thereafter, including as a result of payments made under the Tax Receivable Agreement. To the extent payments are made pursuant to the Tax Receivable Agreement, Cano Health, Inc. generally will be required to pay to the Sponsor and to each other person from time to time that becomes a “Sponsor Party” under the Tax Receivable Agreement such Sponsor Party’s proportionate share of, an amount equal to such payments multiplied by a fraction with the numerator 0.15 and the denominator 0.85. As a result of the payments to the TRA Party and Sponsor Party we generally will be required to pay an amount equal to but not in excess of the tax benefit realized from the tax attributes subject to the Tax Receivable Agreement. The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired unless Cano Health, Inc. exercises its right to terminate the Tax Receivable Agreement for an amount representing the present value of anticipated future tax benefits under the Tax Receivable Agreement or certain other acceleration events occur. The Tax Receivable Agreement liability is determined and recorded under ASC 450, “Contingencies”, as a contingent liability; therefore, we are required to evaluate whether the liability is both probable and the amount can be estimated. Since the Tax Receivable Agreement liability is payable upon cash tax savings and we have determined that positive future taxable income is not probable based on Cano Health, Inc’s historical loss position and other factors that make it difficult to rely on forecasts, we have not recorded the Tax Receivable Agreement liability as of June 30, 2022. We will evaluate this on a quarterly basis which may result in an adjustment in the future.

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
17.     NET INCOME (LOSS) PER SHARE

The following table sets forth the net income (loss) and the computation of basic and diluted per common stock for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except shares and per share data)	2022	2021	2022	2021
Numerator:
Net income (loss)	$(14,564)	$(36,289)	$(14,649)	$(52,403)
Less: net loss attributable to non-controlling interests	(9,231)	(40,844)	(9,976)	(56,958)
Net income (loss) attributable to Class A common stockholders	(5,333)	4,555	(4,673)	4,555
Dilutive effect of warrants on net income to Class A common stockholders	—	(13,999)	—	(13,999)
Dilutive effect of Class B common stock	(9,231)	—	(9,976)	—
Net loss attributable to Class A common stockholders - Diluted	$(14,564)	$(9,444)	$(14,649)	$(9,444)
Basic and Diluted Earnings Per Share denominator:
Weighted average common stock outstanding - basic	210,053,037	167,134,853	200,783,129	166,691,634
Net income (loss) per share - basic	$(0.03)	$0.03	$(0.02)	$0.03
Diluted Earnings Per Share:
Dilutive effect of warrants on weighted average common stock outstanding	—	1,749,462	—	879,564
Dilutive effect of Class B common stock on weighted average common stock outstanding	264,527,434	—	264,527,434	—
Weighted average common stock outstanding - diluted	474,580,471	168,884,315	465,310,563	167,571,198
Net loss per share - diluted	$(0.03)	$(0.06)	$(0.03)	$(0.06)

The outstanding Company’s Class B common stock does not represent economic interests in the Company, and as such, is not included in the denominator of the net loss per share calculation.

On August 11, 2021, the Company issued 2,720,966 shares of Class A common stock (the “escrowed shares”) to the escrow agent, on behalf of the seller, as part of the consideration in connection with an acquisition. The amount of shares was based on a $30.0 million purchase price divided by the average share price of the Company during the twenty consecutive trading days preceding the closing date of the transaction. The shares were deposited in escrow and will be released to the seller upon the satisfaction of certain performance metrics during 2022 and 2023. The final number of shares to be issued to the seller, if any, from the escrow account will be calculated by multiplying the initial share amount by an earned share percentage in accordance with the purchase agreement and subtracting any forfeited indemnity shares. The dilutive effects of these shares were excluded from the three and six months ended June 30, 2022 diluted earnings per share calculation because they were antidilutive.

The Company’s dilutive securities are derived from the Company’s shares of Class B common stock. The shares of Class B common stock were included in the three and six months ended June 30, 2022 dilutive earnings per share calculations. RSUs, stock options, ESPP shares, warrants and contingent shares were excluded from the dilutive earning per share calculation as they had an anti-dilutive effect for the periods presented. The table below presents the Company’s potentially dilutive securities:

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of June 30, 2022
Class B common stock	264,527,434
Public Warrants	22,999,900
Private Placement Warrants	10,533,292
Restricted Stock Units	15,389,953
Stock Options	12,876,693
Contingent Shares Issued in Connection with Acquisitions	2,720,966
ESPP Shares	705,570
Potential Common Stock Equivalents	329,753,808

18.     SEGMENT INFORMATION

The Company organizes its operations into one reportable segment. The Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), reviews financial information and makes decisions about resource allocation based on the Company’s responsibility to deliver high quality primary medical care services to the Company’s patient population. For the periods presented, all of the Company’s revenues were earned in the United States including Puerto Rico, and all of the Company’s long lived assets were located in the United States.

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

As of June 30, 2022, we employed approximately 400 providers (physicians, nurse practitioners, physician assistants) across our 143 owned medical centers, maintained affiliate relationships with over 1,000 physicians and approximately 800 clinical support employees focused on supporting physicians in enabling patient care and experience. For the six months ended June 30, 2022 and 2021, our total revenue was $1.4 billion and $618.2 million, respectively. Our net loss for the six months ended June 30, 2022 and 2021 was $14.6 million and $52.4 million, respectively.

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

Expand our Medical Center Base within Existing and New Geographies
We operate in Florida, Texas, Nevada, New Jersey, New York, New Mexico, Illinois, California, Arizona and Puerto Rico as of June 30, 2022. When entering a new market, we tailor our entry strategy to the characteristics of the specific market and provide a customized solution to meet that market’s needs. When choosing a market to enter, we look at various factors including:

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

Alternatively, our affiliate relationships allow us to partner with independent physicians and group practices that we do not own and to provide them access to components of our population health management platform. As of June 30, 2022, we provided services to over 1,000 providers. As in the case of our owned medical centers, we receive per-member-per-month capitated revenue and a pre-negotiated percentage of the premium that the health plan receives from CMS. We pay the affiliate a primary care fee and a portion of the surplus of premium in excess of third-party medical costs. The surplus portion paid to affiliates is recorded as direct patient expense. This approach is extremely capital efficient as the costs of managing affiliates are minimal. Further, the affiliate model is an important growth avenue as it serves as a feeder into our acquisition pipeline, enabling us to evaluate and target affiliated practices for acquisition based on our operational experience with them.

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

Seasonality to Our Business

Our operational and financial results experience some variability depending upon the time of year in which they are measured. This variability is most notable in the following areas:

Capitated Revenue Per Member

Excluding the impact of large scale shifts in membership demographics or acuity, our Medicare Advantage PMPM will generally decline over the course of the year. As the year progresses, Medicare Advantage PMPM typically declines as new members join us with less complete or accurate documentation in the previous year (and therefore lower current year Medicare Risk Adjustment). Revenue may also increase or decrease for our DCE and ACO members based on CMS adjustments to the benchmark.

Medical Costs

Medical costs vary seasonally depending on a number of factors. Typically, we experience higher utilization levels during the first half of the year due to influenza and other seasonal illnesses as well as the increase in new higher acuity members. Medical costs also depend upon the number of business days in a period. Shorter periods will typically have lesser medical costs due to fewer business days. Business days can also create year-over-year comparability issues if one year has a different number of business days compared to another. Additionally, we generally accrue stop loss reimbursements from September through December (as patients reach stop loss thresholds) which can result in reduced medical expenses during the third and fourth quarter due to recoveries.

Organic Member Growth
We experience organic member growth throughout the year as existing Medicare Advantage plan members choose our providers and during special enrollment periods when certain eligible individuals can enroll in Medicare Advantage plans midyear. We experience some seasonality with respect to organic enrollment, which is generally higher during the first and fourth quarters, driven by Medicare Advantage plan advertising and marketing campaigns and plan enrollment selections made during the annual open enrollment period. We also experience growth through voluntary alignment of traditional Medicare patients in our DCE (American Choice Healthcare). Lastly, we experience growth through attribution of Medicaid, Affordable Care Act (ACA), and commercial capitated lives.

Key Performance Metrics
In addition to our GAAP and non-GAAP financial information, we review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.

	June 30, 2022	December 31, 2021	June 30, 2021
Membership	281,525	227,005	156,038
Medical centers	143	130	90

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

Key Components of Results of Operations
Revenue
Capitated revenue. Our capitated revenue is derived from medical services provided at our medical centers or affiliated practices under capitation arrangements made directly with various health plans or CMS. Capitated revenue consists of a PMPM amount paid for the delivery of healthcare services, and our rates are determined as a percent of the premium that the health plans receive from the CMS for our at-risk members. Those premiums are based upon the cost of care in a local market and the average utilization of services by the members enrolled. Medicare pays capitation using a “risk adjustment model,” which compensates providers based on the health status (acuity) of each individual patient. Groups with higher acuity patients receive more, and those with lower acuity patients receive less. Under the risk adjustment model, capitated premium is paid based on the acuity of members enrolled for the preceding year and subsequently adjusted once current year data is compiled. The amount of capitated revenue may be affected by certain factors outlined in the agreements with the health plans, such as administrative fees paid to the health plans and risk adjustments to premiums. Moreover, the capitated revenue benchmark for our DCE and ACO's may be adjusted based on current year utilization.

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

Operating Expenses

Third-party medical costs. Third-party medical costs primarily consist of all medical expenses incurred by the health plans or CMS (contractually on behalf of the Company) including costs for inpatient and hospital care, specialists, and certain pharmacy purchases, net of rebates and other recoveries. Provider costs are accrued based on the date of service to members, based in part on estimates, including an accrual for medical services incurred but not reported (“IBNR”). Liabilities for IBNR are estimated and adjusted for current experience. These estimates are continually reviewed and updated, and we retain the services of an independent actuary to review IBNR on a quarterly basis. We expect our third-party medical costs to increase given the healthcare spending trends within the Medicare population, which is also consistent with what we receive under our payor contracts.

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
Other income (expense). Other income (expense) primarily relates to sublease income and legal settlement fees.

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Revenue:
Capitated revenue	$655,493	$329,484	$1,329,844	$590,841
Fee-for-service and other revenue	33,880	14,097	63,671	27,342
Total revenue	689,373	343,581	1,393,515	618,183
Operating expenses:
Third-party medical costs	541,317	291,816	1,077,097	486,862
Direct patient expense	52,647	35,607	113,323	69,844
Selling, general, and administrative expenses	106,179	47,159	202,849	82,168
Depreciation and amortization expense	19,836	7,945	38,872	13,791
Transaction costs and other	6,207	16,114	14,583	25,068
Change in fair value of contingent consideration	(5,764)	(496)	(10,425)	(211)
Total operating expenses	720,422	398,145	1,436,299	677,522
Loss from operations	(31,049)	(54,564)	(42,784)	(59,339)
Other income and expense:
Interest expense	(13,134)	(9,714)	(26,418)	(20,340)
Interest income	2	1	3	2
Loss on extinguishment of debt	—	(13,225)	(1,428)	(13,225)
Change in fair value of warrant liabilities	30,175	39,215	57,337	39,215
Other income (expenses)	251	(25)	530	(25)
Total other income (expense)	17,294	16,252	30,024	5,627
Net income (loss) before income tax expense	(13,755)	(38,312)	(12,760)	(53,712)
Income tax expense (benefit)	809	(2,023)	1,889	(1,309)
Net loss	(14,564)	(36,289)	(14,649)	(52,403)
Net loss attributable to non-controlling interests	(9,231)	(40,844)	(9,976)	(56,958)
Net income (loss) attributable to Class A common stockholders	$(5,333)	$4,555	$(4,673)	$4,555

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(% of revenue)	2022	2021	2022	2021
Revenue:
Capitated revenue	95.1%	95.9%	95.4%	95.6%
Fee-for-service and other revenue	4.9%	4.1%	4.6%	4.4%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Third-party medical costs	78.5%	84.9%	77.3%	78.8%
Direct patient expense	7.6%	10.4%	8.1%	11.3%
Selling, general, and administrative expenses	15.4%	13.7%	14.6%	13.3%
Depreciation and amortization expense	2.9%	2.3%	2.8%	2.2%
Transaction costs and other	0.9%	4.7%	1.0%	4.0%
Change in fair value of contingent consideration	(0.8)%	(0.1)%	(0.7)%	0.0%
Total operating expenses	104.5%	115.9%	103.1%	109.6%
Loss from operations	(4.5)%	(15.9)%	(3.1)%	(9.6)%
Other income and expense:
Interest expense	(1.9)%	(2.8)%	(1.9)%	(3.3)%
Interest income	0.0%	0.0%	0.0%	0.0%
Loss on extinguishment of debt	0.0%	(3.8)%	(0.1)%	(2.1)%
Change in fair value of embedded derivative	0.0%	0.0%	0.0%	0.0%
Change in fair value of warrant liabilities	4.4%	11.4%	4.1%	6.3%
Other expenses	0.0%	0.0%	0.0%	0.0%
Total other income (expense)	2.5%	4.7%	2.1%	0.9%
Net income (loss) before income tax expense	(2.0)%	(11.2)%	(0.9)%	(8.7)%
Income tax expense (benefit)	0.1%	(0.6)%	0.1%	(0.2)%
Net income (loss)	(2.1)%	(11.7)%	(0.8)%	(8.9)%
Net income (loss) attributable to non-controlling interests	(1.3)%	(11.9)%	(0.7)%	(9.2)%
Net income (loss) attributable to Class A common stockholders	(0.7)%	0.1%	(0.1)%	0.3%

The following table sets forth the Company’s disaggregated revenue for the periods indicated:

	Three Months Ended June 30,
	2022		2021
($ in thousands)	Revenue $	Revenue %	Revenue $	Revenue %
Capitated revenue
Medicare	$602,613	87.4%	$284,974	82.8%
Other capitated revenue	52,880	7.6%	44,510	13.0%
Total capitated revenue	655,493	95.0%	329,484	95.8%
Fee-for-service and other revenue
Fee-for-service	9,701	1.4%	4,389	1.3%
Pharmacy	12,759	1.9%	8,217	2.4%
Other	11,420	1.7%	1,491	0.5%
Total fee-for-service and other revenue	33,880	5.0%	14,097	4.2%

Total revenue	$689,373	100.0%	$343,581	100.0%

	Six Months Ended June 30,
	2022		2021
($ in thousands)	Revenue $	Revenue %	Revenue $	Revenue %
Capitated revenue
Medicare	$1,217,831	87.5%	$505,659	81.8%
Other capitated revenue	112,013	8.0%	85,182	13.8%
Total capitated revenue	1,329,844	95.5%	590,841	95.6%
Fee-for-service and other revenue
Fee-for-service	19,671	1.4%	8,937	1.4%
Pharmacy	24,274	1.7%	15,523	2.5%
Other	19,726	1.4%	2,882	0.5%
Total fee-for-service and other revenue	63,671	4.5%	27,342	4.4%

Total revenue	$1,393,515	100.0%	$618,183	100.0%

The following table sets forth the Company’s member and member month figures for the periods indicated:

	Three Months Ended June 30,
	2022	2021	% Change
Members:
Medicare Advantage	123,768	103,812	19.2%
Medicare DCE	40,179	8,054	398.9%
Total Medicare	163,947	111,866	46.6%
Medicaid	70,254	25,178	179.0%
ACA	47,324	18,994	149.2%
Total members	281,525	156,038	80.4%

Member months:
Medicare Advantage	364,565	258,327	41.1%
Medicare DCE	122,301	23,924	411.2%
Total Medicare	486,866	282,251	72.5%
Medicaid	206,630	71,461	189.2%
ACA	139,355	57,816	141.0%
Total member months	832,851	411,528	102.4%

Per Member Per Month ("PMPM"):
Medicare Advantage	$1,196	$990	20.8%
Medicare DCE	$1,362	$1,221	11.5%
Total Medicare	$1,238	$1,010	22.6%
Medicaid	$223	$612	(63.6)%
ACA	$48	$14	242.9%
Total PMPM	$787	$801	(1.7)%

Medical centers	143	90

	Six Months Ended June 30,
	2022	2021	% Change
Members:
Medicare Advantage	123,768	103,812	19.2%
Medicare DCE	40,179	8,054	398.9%
Total Medicare	163,947	111,866	46.6%
Medicaid	70,254	25,178	179.0%
ACA	47,324	18,994	149.2%
Total members	281,525	156,038	80.4%

Member months:
Medicare Advantage	718,980	483,157	48.8%
Medicare DCE	247,390	23,924	934.1%
Total Medicare	966,370	507,081	90.6%
Medicaid	408,827	134,369	204.3%
ACA	261,266	113,853	129.5%
Total member months	1,636,463	755,303	116.7%

Per Member Per Month ("PMPM"):
Medicare Advantage	$1,222	$985	24.1%
Medicare DCE	$1,371	$1,221	12.3%
Total Medicare	$1,260	$997	26.4%
Medicaid	$240	$613	(60.8)%
ACA	$53	$29	82.8%
Total PMPM	$813	$782	4.0%

Medical centers	143	90

Comparison of the Three Months Ended June 30, 2022 and 2021
Revenue

	Three Months Ended June 30,
($ in thousands)	2022	2021	$ Change	% Change
Revenue:
Capitated revenue	$655,493	$329,484	$326,009	98.9%
Fee-for-service and other revenue	33,880	14,097	19,783	140.3%
Total revenue	$689,373	$343,581	$345,792

Capitated revenue. Capitated revenue was $655.5 million for the three months ended June 30, 2022, an increase of $326.0 million, or 98.9%, compared to $329.5 million for the three months ended June 30, 2021. The increase was primarily driven by a 102.4% increase in the total member months slightly offset by a 1.7% decrease in total revenue per member per month. The increase in member months was due to an increase in the total number of members served at new and existing centers and our acquisitions, primarily University in June 2021, and DMC in July 2021, which resulted in the addition of new members in Florida.

Fee-for-service and other revenue. Fee-for-service and other revenue was $33.9 million for the three months ended June 30, 2022, an increase of $19.8 million, or 140.3%, compared to $14.1 million for the three months ended June 30, 2021. The increase in fee-for-service revenue was primarily attributable to an increase in patients served across existing centers.

Operating Expenses

	Three Months Ended June 30,
($ in thousands)	2022	2021	$ Change	% Change
Operating expenses:
Third-party medical costs	$541,317	$291,816	$249,501	85.5%
Direct patient expense	52,647	35,607	17,040	47.9%
Selling, general, and administrative expenses	106,179	47,159	59,020	125.2%
Depreciation and amortization expense	19,836	7,945	11,891	149.7%
Transaction costs and other	6,207	16,114	(9,907)	-61.5%
Change in fair value of contingent consideration	(5,764)	(496)	(5,268)	N/A
Total operating expenses	$720,422	$398,145	$322,277

Third-party medical costs. Third-party medical costs were $541.3 million for the three months ended June 30, 2022, an increase of $249.5 million, or 85.5%, compared to $291.8 million for the three months ended June 30, 2021. The increase was primarily driven by a 102.4% increase in total member months, the addition of Direct Contracting Entity ("DCE") members with higher medical costs, and the trending shift toward proportionately more higher acuity patients across service lines. Further, in the three months ended June 30, 2022 there was $6 million of unfavorable prior year claims development for the Company's Medicare DCE program.

Direct patient expense. Direct patient expense was $52.6 million for the three months ended June 30, 2022, an increase of $17.0 million, or 47.9%, compared to $35.6 million for the three months ended June 30, 2021. The increase was primarily driven by increases in payroll and benefits of $15.8 million, pharmacy drugs of $3.0 million and medical supplies of $1.5 million.

Selling, general, and administrative expenses. Selling, general, and administrative expenses were $106.2 million for the three months ended June 30, 2022, an increase of $59.0 million, or 125.2%, compared to $47.2 million for the three months ended June 30, 2021. The increase was primarily driven by higher salaries and benefits of $25.7 million, stock-based compensation of $14.2 million, occupancy costs of $7.6 million, legal and professional services of $4.6 million and marketing expenses of $3.5 million. These increases were incurred to support the continued growth of our business and expansion into other states.

Depreciation and amortization expense. Depreciation and amortization expense was $19.8 million for the three months ended June 30, 2022, an increase of $11.9 million, or 149.7%, compared to $7.9 million for the three months ended June 30, 2021. The increase was driven by purchases of new property and equipment to support the growth of our business during the period as well as the addition of several brand names, non-compete agreements, and payor relationships from our 2021 and 2022 acquisitions.
Transaction costs and other. Transaction costs and other were $6.2 million for the three months ended June 30, 2022, a decrease of $9.9 million, or 61.5%, compared to $16.1 million for the three months ended June 30, 2021. The decrease related to higher than usual transactions costs in 2021 related to the Business Combination and a decrease in acquisitions in 2022.

Change in fair value of contingent consideration. Contingent consideration generated a gain of $5.8 million for the three months ended June 30, 2022. The gain related to an amount owed related to an acquisition that will be paid in Class A common stock. The decrease in the liability and corresponding gain was a result of our stock price decreasing during the quarter.

Other Income (Expense)

	Three Months Ended June 30,
($ in thousands)	2022	2021	$ Change	% Change
Other income and expense:
Interest expense	$(13,134)	$(9,714)	$(3,420)	35.2%
Interest income	2	1	1	100.0%
Loss on extinguishment of debt	—	(13,225)	13,225	-100.0%
Change in fair value of warrant liabilities	30,175	39,215	(9,040)	-23.1%
Other income (expense)	251	(25)	276	N/A
Total other income (expense)	$17,294	$16,252	$1,042

Interest expense. Interest expense was $13.1 million for the three months ended June 30, 2022, an increase of $3.4 million, or 35.2%, compared to $9.7 million for the three months ended June 30, 2021. The increase was primarily driven by interest incurred on our higher outstanding borrowings.

Loss on extinguishment of debt. There was no loss on extinguishment of debt for the three months ended June 30, 2022. There was a loss on extinguishment of debt of $13.2 million for the three months ended June 30, 2021 related to the partial extinguishment of the term loan following the closing of the Business Combination in 2021.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities was $30.2 million for the three months ended June 30, 2022 as a result of a change in the fair value of the public warrants and private placement warrants assumed in connection with the Business Combination.

Comparison of the Six Months Ended June 30, 2022 and 2021
Revenue

	Six Months Ended June 30,
($ in thousands)	2022	2021	$ Change	% Change
Revenue:
Capitated revenue	$1,329,844	$590,841	$739,003	125.1%
Fee-for-service and other revenue	63,671	27,342	36,329	132.9%
Total revenue	$1,393,515	$618,183	$775,332

Capitated revenue. Capitated revenue was $1.3 billion for the six months ended June 30, 2022, an increase of $739.0 million, or 125.1%, compared to $590.8 million for the six months ended June 30, 2021. The increase was primarily driven by a 116.7% increase in the total member months and a 4.0% increase in total revenue per member per month. The increase in member months was due to an increase in the total number of members served at new and existing centers and our acquisitions, primarily University in June 2021, and DMC in July 2021, which resulted in the addition of new members in Florida.

Fee-for-service and other revenue. Fee-for-service and other revenue was $63.7 million for the six months ended June 30, 2022, an increase of $36.3 million, or 132.9%, compared to $27.3 million for the six months ended June 30, 2021. The increase in fee-for-service revenue was primarily attributable to an increase in patients served across existing centers.

Operating Expenses

	Six Months Ended June 30,
($ in thousands)	2022	2021	$ Change	% Change
Operating expenses:
Third-party medical costs	$1,077,097	$486,862	$590,235	121.2%
Direct patient expense	113,323	69,844	43,479	62.3%
Selling, general, and administrative expenses	202,849	82,168	120,681	146.9%
Depreciation and amortization expense	38,872	13,791	25,081	181.9%
Transaction costs and other	14,583	25,068	(10,485)	-41.8%
Change in fair value of contingent consideration	(10,425)	(211)	(10,214)	N/A
Total operating expenses	$1,436,299	$677,522	$758,777

Third-party medical costs. Third-party medical costs were $1.1 billion for the six months ended June 30, 2022, an increase of $590.2 million, or 121.2%, compared to $486.9 million for the six months ended June 30, 2021. The increase was driven by a 116.7% increase in total member months, the addition of Direct Contracting Entity ("DCE") members with higher medical costs, and the trending shift toward proportionately more higher acuity patients across service lines. Further, in the six months ended June 30, 2022 there was $6 million of unfavorable prior year claims development for the Company's Medicare DCE program.

Direct patient expense. Direct patient expense was $113.3 million for the six months ended June 30, 2022, an increase of $43.5 million, or 62.3%, compared to $69.8 million for the six months ended June 30, 2021. The increase was primarily driven by increases in payroll and benefits of $31.3 million, pharmacy drugs of $7.0 million and provider payments of $1.7 million.

Selling, general, and administrative expenses. Selling, general, and administrative expenses were $202.8 million for the six months ended June 30, 2022, an increase of $120.7 million, or 146.9%, compared to $82.2 million for the six months ended June 30, 2021. The increase was primarily driven by higher salaries and benefits of $50.0 million, stock-based compensation of $27.9 million, occupancy costs of $14.8 million, legal and professional services of $11.4 million and marketing expenses of $7.5 million. These increases were incurred to support the continued growth of our business and expansion into other states.

Depreciation and amortization expense. Depreciation and amortization expense was $38.9 million for the six months ended June 30, 2022, an increase of $25.1 million, or 181.9%, compared to $13.8 million for the six months ended June 30, 2021. The increase was driven by purchases of new property and equipment to support the growth of our business during the period as well as the addition of several brand names, non-compete agreements, and payor relationships from our 2021 and 2022 acquisitions.
Transaction costs and other. Transaction costs and other were $14.6 million for the six months ended June 30, 2022, a decrease of $10.5 million, or 41.8%, compared to $25.1 million for the six months ended June 30, 2021. The decrease related to higher than usual transactions costs in 2021 related to the Business Combination and a decrease in acquisitions in 2022.

Change in fair value of contingent consideration. Contingent consideration generated a gain of $10.4 million for the six months ended June 30, 2022. The gain related to an amount owed for an acquisition that will be paid in Class A common stock. The decrease in the liability and corresponding gain was a result of our stock price decreasing during the quarter. Additionally, a gain was recorded related to removing the University contingent consideration from the balance sheet.

Other Income (Expense)

	Six Months Ended June 30,
($ in thousands)	2022	2021	$ Change	% Change
Other income and expense:
Interest expense	$(26,418)	$(20,340)	$(6,078)	29.9%
Interest income	3	2	1	50.0%
Loss on extinguishment of debt	(1,428)	(13,225)	11,797	-89.2%
Change in fair value of warrant liabilities	57,337	39,215	18,122	46.2%
Other income (expense)	530	(25)	555	N/A
Total other income (expense)	$30,024	$5,627	$24,397

Interest expense. Interest expense was $26.4 million for the six months ended June 30, 2022, an increase of $6.1 million, or 29.9%, compared to $20.3 million for the six months ended June 30, 2021. The increase was primarily driven by interest incurred on our higher outstanding borrowings.

Loss on extinguishment of debt. Loss on extinguishment of debt was $1.4 million for the six months ended June 30, 2022 related to the amendment to the Credit Agreement in January 2022. See Note 10 - "Debt" for more details of the extinguishment.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities was $57.3 million for the six months ended June 30, 2022 as a result of a change in the fair value of the public warrants and private placement warrants assumed in connection with the Business Combination.

Liquidity and Capital Resources

General
We have financed our operations principally through the Business Combination and debt securities and borrowings. As of June 30, 2022 and December 31, 2021, we had cash, cash equivalents and restricted cash of $47.8 million and $163.2 million, respectively. As of June 30, 2022 and December 31, 2021, borrowings under the revolving credit facility had an available balance of $120.0 million. Our cash, cash equivalents and restricted cash primarily consist of highly liquid investments in money market funds and cash. Since our inception, we have generated significant operating losses from our operations, as reflected in our accumulated deficit of $83.4 million as of June 30, 2022 and negative cash flows from operations.

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

Since December 31, 2021, we did not raise any capital through debt financing or borrow from our revolving line of credit. We completed four acquisitions for total cash consideration of $5.0 million in the six months ended June 30, 2022.

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

We believe that our cash, cash equivalents and restricted cash along with our expected cash generation through operations and revolving line of credit will be sufficient to fund our operating and capital needs for at least the next 12 months from the date of issuance of these unaudited condensed consolidated financial statements. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary because of, and our future capital requirements will depend on, many factors, including our growth rate, medical expenses, and the timing and extent of our expansion into new markets. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. In the event that additional capital is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, and financial condition would be adversely affected.

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

	Six Months Ended June 30,
($ in thousands)	2022	2021
Net cash provided by (used in) operating activities	$(82,173)	$(58,100)
Net cash provided by (used in) investing activities	(29,273)	(646,087)
Net cash provided by (used in) financing activities	(3,877)	989,657
Net Increase (decrease) in cash, cash equivalents and restricted cash	(115,323)	285,470
Cash, cash equivalents and restricted cash at beginning of year	163,170	33,807
Cash, cash equivalents and restricted cash at end of period	$47,847	$319,277

Operating Activities
For the six months ended June 30, 2022, net cash used in operating activities was $82.2 million, an increase of $24.1 million in cash outflows compared to net cash used in operating activities of $58.1 million for the six months ended June 30, 2021. Significant changes impacting net cash used in operating activities were as follows:

•Increase in accounts receivable, net was $67.6 million for the six months ended June 30, 2022 compared to $6.4 million for the six months ended June 30, 2021 due to overall growth in the business;
•Increase in prepaid expenses and other current and non-current assets of $10.7 million for the six months ended June 30, 2022 compared to an increase of $22.3 million for the six months ended June 30, 2021 due to higher prepaid insurance payments and prepaid bonus incentives; and
•Decrease in accounts payable of $9.4 million for the six months ended June 30, 2022 compared to an increase of $14.4 million for the six months ended June 30, 2021 due to an increase in accrued salaries, accrued interest, and accruals related to various professional services.

Investing Activities

For the six months ended June 30, 2022, net cash used in investing activities was $29.3 million, a decrease of $616.8 million in cash outflows compared to net cash used in investing activities of $646.1 million for the six months ended June 30, 2021 due primarily to a decrease in cash used for acquisitions slightly offset by increased capital expenditures.

Financing Activities

Net cash used in financing activities was $3.9 million during the six months ended June 30, 2022, a decrease of $993.5 million compared to net cash provided by financing activities of $989.7 million during the six months ended June 30, 2021 primarily due to proceeds received in the Business Combination in June of 2021.

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

By definition, EBITDA consists of net income (loss) before interest, income taxes, depreciation and amortization. Adjusted EBITDA is EBITDA adjusted to add back the effect of certain expenses, such as stock-based compensation expense, de novo losses (consisting of costs associated with the ramp up of new medical centers and losses incurred for the twelve months after the opening of a new facility), acquisition transaction costs (consisting of transaction costs and corporate development payroll costs), restructuring and other charges, fair value adjustments in contingent consideration, loss on extinguishment of debt and changes in fair value of warrant liabilities. Adjusted EBITDA is a key measure used by our management to assess the operating and financial performance of our Company.

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

The following table provides a reconciliation of net loss to non-GAAP financial information:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Net loss	$(14,564)	$(36,289)	$(14,649)	$(52,403)
Interest income	(2)	(1)	(3)	(2)
Interest expense	13,134	9,714	26,418	20,340
Income tax expense (benefit)	809	(2,023)	1,889	(1,309)
Depreciation and amortization expense	19,836	7,945	38,872	13,791
EBITDA	$19,213	$(20,654)	$52,527	$(19,583)
Stock-based compensation	17,783	3,609	31,600	3,680
De novo (1)	19,469	8,543	35,285	14,383
Transaction costs (2)	7,842	16,976	17,713	26,794
Restructuring and other	1,016	2,811	3,602	3,222
Change in fair value of contingent consideration	(5,764)	(496)	(10,425)	(211)
Loss on extinguishment of debt	—	13,225	1,428	13,225
Change in fair value of warrant liabilities	(30,175)	(39,215)	(57,337)	(39,215)
Adjusted EBITDA	$29,384	$(15,201)	$74,393	$2,295

(1) De novo losses include those costs associated with the ramp up of new medical centers and losses incurred after the opening of a new facility. These costs collectively are higher than comparable expenses incurred once such a facility has been opened and is generating revenue, and would not have been incurred unless a new facility was being opened.

(2) Acquisition transaction costs included $1.6 million and $0.9 million for the three months ended June 30, 2022 and 2021, respectively, and $2.6 million and $1.7 million for the six months ended June 30, 2022 and 2021, respectively, of corporate development payroll costs. Corporate development payroll costs include those expenses directly related to the additional staff needed to support our acquisition activity.

We experienced a significant increase in EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2022 compared to June 30, 2021. The increases in EBITDA and Adjusted EBITDA relate to increased profitability as the business matures.

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. The future effects of the COVID-19 pandemic on our results of operations, cash flows and financial position are unclear, however, we believe we have made reasonable estimates and assumptions in preparing the financial statements. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

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

None.

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

CANO HEALTH, INC.

Date		Signature	Title

August 9, 2022	By:	/s/ Dr. Marlow Hernandez	Chief Executive Officer
		Dr. Marlow Hernandez	(Principal Executive Officer)

August 9, 2022	By:	/s/ Brian D. Koppy	Chief Financial Officer
		Brian D. Koppy	(Principal Financial Officer)

August 9, 2022	By:	/s/ Mark Novell	Chief Accounting Officer
		Mark Novell	(Principal Accounting Officer)