Form 10-Q
period 2022-09-30
Cano Health, Inc.
filed 2022-11-09
CIK 1800682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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

As of November 4, 2022 the registrant had 244,574,327 shares of Class A common stock outstanding and 249,909,475 shares of Class B common stock outstanding.

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
•our financial and business performance, including our ability to realize expected results;
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
•our predictions about the need for our wellness centers, including the attractiveness of our offerings and member retention rates;
•competition in our industry, the advantages of our products and technology over competing products and technology existing in the market, and competitive factors including with respect to technological capabilities, cost and scalability;
•the impact of the coronavirus disease (the "COVID-19 pandemic") or any other pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide on our business, financial condition and results of operations and the actions we may take in response thereto;
•our future capital requirements and sources and uses of cash;
•our business, expansion plans and opportunities;
•our ability to access new capital through sales of shares of our Class A common stock or issuance of debt, which may harm our liquidity and / or our ability to grow our business;

•anticipated financial performance, including gross margin, and the expectation that our future results of operations will fluctuate on a quarterly basis for the foreseeable future;
•our expected capital expenditures, cost of revenue and other future expenses, and the sources of funds to satisfy liquidity needs;
•our ability to maintain proper and effective internal controls;
•our ability to predict changes to the Medicare Advantage, Medicare Global and Professional Direct Contracting Entity ("DCE") and Medicare patients under Accountable Care Organizations ("ACO") programs as it relates to benchmarks and shared savings;
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

•the risk of downturns in the economy, including as a result of higher interest rates, and the possibility of rapid change in the highly competitive industry in which we operate;
•the risk that we will need to raise additional capital to execute our business plan, which may not be available on acceptable terms or at all; and
•the risk that we experience difficulties in managing our growth and expanding operations.

iii

CANO HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash, cash equivalents and restricted cash	$24,097	$163,170
Accounts receivable, net of unpaid service provider costs	202,037	133,433
Prepaid expenses and other current assets	78,833	20,632
Total current assets	304,967	317,235
Property and equipment, net	125,513	85,261
Operating lease right-of-use assets	171,442	132,173
Goodwill	787,885	769,667
Payor relationships, net	565,213	576,648
Other intangibles, net	231,368	248,973
Other assets	9,751	13,582
Total assets	$2,196,139	$2,143,539
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses (Related parties comprised $3,047 and $144 as of September 30, 2022 and December 31, 2021, respectively)	$110,301	$80,829
Current portion of notes payable	6,444	6,493
Current portion of finance lease liabilities	1,595	1,295
Current portion of contingent consideration	5,700	3,123
Current portions due to sellers	2,038	17,357
Current portion of operating lease liabilities	24,946	15,275
Other current liabilities	34,537	36,664
Total current liabilities	185,561	161,036
Notes payable, net of current portion and debt issuance costs	914,394	915,266
Long term portion of operating lease liabilities	160,479	122,935
Warrant liabilities	88,528	80,144
Long term portion of finance lease liabilities	3,139	2,181
Long term portion of contingent consideration	28,000	35,300
Other liabilities	33,004	28,109
Total liabilities	1,413,105	1,344,971
Stockholders’ Equity
Shares of Class A common stock $0.0001 par value (6,000,000,000 shares authorized and 241,646,505 and 180,113,551 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	24	18
Shares of Class B common stock $0.0001 par value (1,000,000,000 shares authorized and 250,093,479 and 297,385,981 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	25	30
Additional paid-in capital	544,106	397,443
Accumulated deficit	(137,661)	(78,760)
Total Stockholders' Equity before non-controlling interests	406,494	318,731
Non-controlling interests	376,540	479,837
Total Stockholders' Equity	783,034	798,568
Total Liabilities and Stockholders' Equity	$2,196,139	$2,143,539
The accompanying Notes are an integral part of these Condensed Financial Statements

CANO HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Revenue:
Capitated revenue (Related parties comprised $0 and $128,394, in the three months ended September 30, 2022 and 2021, respectively, and $0 and $307,684, in the nine months ended September 30, 2022 and 2021, respectively)	$625,895	$473,763	$1,955,739	$1,064,604
Fee-for-service and other revenue (Related parties comprised $0 and $631 in the nine months ended September 30, 2022 and 2021, respectively)	39,133	25,168	102,804	52,510
Total revenue	665,028	498,931	2,058,543	1,117,114
Operating expenses:
Third-party medical costs (Related parties comprised $0 and $249,819 in the nine months ended September 30, 2022 and 2021, respectively)	489,565	381,316	1,566,661	868,177
Direct patient expense (Related parties comprised $1,972 and $6, in the three months ended September 30, 2022 and 2021, respectively, and $6,490 and $1,502, in the nine months ended September 30, 2022 and 2021, respectively)	63,867	50,368	177,190	120,212
Selling, general, and administrative expenses (Related parties comprised $2,709 and $4,225, in the three months ended September 30, 2022 and 2021, respectively, and $6,913 and $9,814, in the nine months ended September 30, 2022 and 2021, respectively)	111,765	76,618	314,617	158,786
Depreciation and amortization expense	25,343	16,955	64,215	30,746
Transaction costs and other (Related parties comprised $0 and $1,483 in the nine months ended September 30, 2022 and 2021, respectively)	5,033	11,206	19,616	36,274
Change in fair value of contingent consideration	900	(3,940)	(9,525)	(4,152)
Total operating income (expenses)	696,473	532,523	2,132,774	1,210,043
Income (loss) from operations	(31,445)	(33,592)	(74,231)	(92,929)
Other income and expense:
Interest expense	(16,451)	(16,023)	(42,868)	(36,363)
Interest income	4	1	7	4
Loss on extinguishment of debt	—	—	(1,428)	(13,225)
Change in fair value of warrant liabilities	(65,721)	(14,650)	(8,383)	24,565
Other income (loss)	354	(29)	884	(54)
Total other income (loss)	(81,814)	(30,701)	(51,788)	(25,073)
Net income (loss) before income tax expense	(113,259)	(64,293)	(126,019)	(118,002)
Income tax expense (benefit)	(1,248)	547	641	(762)
Net income (loss)	$(112,011)	$(64,840)	$(126,660)	$(117,240)
The accompanying Notes are an integral part of these Condensed Financial Statements

CANO HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

Net income (loss) attributable to non-controlling interests	(57,783)	(41,602)	(67,759)	(98,559)
Net income (loss) attributable to Class A common stockholders	$(54,228)	$(23,238)	$(58,901)	$(18,681)

Net income (loss) per share attributable to Class A common stockholders, basic	$(0.23)	$(0.14)	$(0.28)	$(0.11)
Net income (loss) per share attributable to Class A common stockholders, diluted	$(0.23)	$(0.14)	$(0.28)	$(0.16)
Weighted-average shares outstanding:
Basic	232,314,170	170,871,429	211,408,974	168,100,210
Diluted	232,314,170	477,255,983	211,408,974	169,312,258
The accompanying Notes are an integral part of these Condensed Financial Statements

CANO HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY / MEMBERS' CAPITAL
(UNAUDITED)
Three Months Ended September 30, 2022 and 2021

(in thousands, except shares)	Members' Capital		Class A Shares		Class B Shares		Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE—June 30, 2022	—	$—	218,028,952	$22	264,527,434	$27	$495,642	$(83,433)	$428,739	$840,997
Stock-based compensation expense	—	—	—	—	—	—	11,041	—	—	11,041
Issuance of Class A common stock upon vesting of restricted stock units	—	—	1,860,581	—	—	—	(8,271)	—	8,271	—
Issuance of Class A common stock for acquisitions	—	—	6,895,830	—	—	—	41,337	—	—	41,337
Exchange of Class B common stock for Class A common stock	—	—	14,433,955	2	(14,433,955)	(2)	24,557	—	(24,557)	—
Employee stock purchase plan issuance	—	—	427,187	—	—	—	1,670	—	—	1,670
Impact of transactions affecting non-controlling interests			—	—	—	—	(21,870)	—	21,870	—
Net income (loss)	—	—	—					(54,228)	(57,783)	(112,011)
BALANCE—September 30, 2022	—	$—	241,646,505	$24	250,093,479	$25	$544,106	$(137,661)	$376,540	$783,034

(in thousands, except shares)	Members' Capital		Class A Shares		Class B Shares		Additional Paid-in Capital	Notes Receivable	Accumulated Deficit	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE—June 30, 2021	—	—	170,299,189	17	306,843,662	31	356,239	(136)	(56,187)	534,029	833,993
Stock-based compensation expense	—	—	—	—	—	—	9,451	—	—	—	9,451
Issuance of Class A common stock for acquisitions	—	—	122,449	—	—	—	1,502	—	—	—	1,502
Exchange of Class B common stock for Class A common stock			1,173,276		(1,173,276)		1,970			(1,970)	—
Impact of transactions affecting non-controlling interests	—	—	—	—	—	—	(809)	—	—	809	—
Notes receivable - related parties	—	—	—	—	—	—	—	136	—	—	136
Net income (loss)	—	—	—	—	—	—	—	—	(23,236)	(41,604)	(64,840)
BALANCE—September 30, 2021	—	—	171,594,914	$17	305,670,386	$31	368,353	$—	$(79,423)	$491,264	$780,242

The accompanying Notes are an integral part of these Condensed Financial Statements

CANO HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY / MEMBERS' CAPITAL
(UNAUDITED)

Nine Months Ended September 30, 2022 and 2021

(in thousands, except shares)	Members' Capital		Class A Shares		Class B Shares		Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE—December 31, 2021	—	$—	180,113,551	$18	297,385,981	$30	$397,443	$(78,760)	$479,837	$798,568
Stock-based compensation expense	—	—	—	—	—	—	42,641	—	—	42,641
Issuance of Class A common stock upon vesting of restricted stock units	—	—	2,667,896	1	—	—	(13,357)	—	13,356	—
Issuance of common stock for acquisitions	—	—	9,752,997	—	—	—	57,108	—	—	57,108
Exchange of Class B common stock for Class A common stock	—	—	47,292,502	5	(47,292,502)	(5)	76,322	—	(76,322)	—
Employee stock purchase plan issuance	—	—	1,819,559	—	—	—	11,377	—	—	11,377
Impact of transactions affecting non-controlling interests	—	—	—	—	—	—	(27,428)	—	27,428	—
Net income (loss)	—	—	—	—	—	—	—	(58,901)	(67,759)	(126,660)
BALANCE—September 30, 2022	—	$—	241,646,505	$24	250,093,479	$25	$544,106	$(137,661)	$376,540	$783,034

The accompanying Notes are an integral part of these Condensed Financial Statements

CANO HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY / MEMBERS' CAPITAL
(UNAUDITED)

(in thousands, except shares)	Members' Capital		Class A Shares		Class B Shares		Additional Paid-in Capital	Notes Receivable	Accumulated Deficit	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE—December 31, 2020	14,629,533	$157,591	—	$—	—	$—	$—	$(134)	$(107,832)	$—	$49,625
Retrospective application of reverse recapitalization	292,214,129	(157,560)	—	—	—	—	157,560	—	—	—	—
ADJUSTED BALANCE—December 31, 2020	306,843,662	31	—	—	—	—	157,560	(134)	(107,832)	—	49,625
Net income (loss) prior to business combination	—	—	—	—	—	—	—	—	(65,213)	—	(65,213)
Business combination	(306,843,662)	(31)	166,243,491	17	306,843,662	31	169,093	—	112,306	491,677	773,093
Stock-based compensation expense	—	—	—	—	—	—	13,131	—	—	—	13,131
Issuance of common stock for acquisitions	—	—	4,178,147	—	—	—	61,500	—	—	—	61,500
Exchange of Class B common stock for Class A common stock			1,173,276		(1,173,276)		1,970	—	—	(1,970)	—
Impact of transactions affecting non-controlling interests	—	—	—	—	—	—	(34,901)	—	—	34,901	—
Notes receivable - related parties	—	—	—	—	—	—	—	134	—		134
Net income (loss)	—	—	—	—	—	—	—	—	(18,684)	(33,344)	(52,028)
BALANCE—September 30, 2021	—	$—	171,594,914	$17	305,670,386	$31	$368,353	$—	$(79,423)	$491,264	$780,242
The accompanying Notes are an integral part of these Condensed Financial Statements

CANO HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash Flows from Operating Activities:
Net loss	$(126,660)	$(117,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	64,215	30,746
Change in fair value of contingent consideration	(9,525)	(4,152)
Change in fair value of warrant liabilities	8,383	(24,565)
Loss on extinguishment of debt	1,428	13,225
Amortization of debt issuance costs	2,743	4,162
Non-cash lease expense	8,367	—
Class A shares issued for bonus award	2,194	—
Stock-based compensation	42,641	13,131
Changes in operating assets and liabilities:
Accounts receivable, net (Related parties comprised $0and $(92) for the nine months ended September 30, 2022 and 2021, respectively)	(75,913)	(25,494)
Other assets	10,885	(9,874)
Prepaid expenses and other current assets	(47,492)	(22,603)
Interest accrued due to sellers	100	1,208
Accounts payable and accrued expenses (Related parties comprised $3,047 and $(112) for the nine months ended September 30, 2022 and 2021, respectively)	30,955	40,620
Other liabilities (Related parties comprised $0 and $(92) for the nine months ended September 30, 2022 and 2021, respectively)	3,521	6,343
Net cash provided by (used in) operating activities	(84,158)	(94,493)

Cash Flows from Investing Activities:
Purchase of property and equipment (Related parties comprised $0 and $5,697 for the nine months ended September 30, 2022 and 2021, respectively)	(39,061)	(23,221)
Acquisitions of subsidiaries including non-compete intangibles, net of cash acquired	(4,995)	(1,065,479)
Payments to sellers	(4,097)	(24,148)
Net cash provided by (used in) investing activities	(48,153)	(1,112,848)

Cash Flows from Financing Activities:
Business combination and PIPE financing	—	935,362
Payments of long-term debt	(4,833)	(656,294)
Debt issuance costs	(88)	(16,489)
Proceeds from long-term debt	—	1,120,000
Proceeds from revolving line of credit	25,000	—
Repayments of revolving line of credit	(25,000)	—
Proceeds from insurance financing arrangements	2,529	1,702
Payments of principal on insurance financing arrangements	(2,070)	(1,419)
Principal payments under finance leases	(1,037)	(233)
Repayment of equipment loans	(385)	(316)
Employee Stock Purchase Plan withholding tax payments	(878)	—
Other	—	134
Net cash provided by (used in) financing activities	(6,762)	1,382,447

The accompanying Notes are an integral part of these Condensed Financial Statements

CANO HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Net increase (decrease) in cash, cash equivalents and restricted cash	(139,073)	175,106
Cash, cash equivalents and restricted cash at beginning of year	163,170	33,807
Cash, cash equivalents and restricted cash at end of period	$24,097	$208,913

Supplemental cash flow information:
Interest paid	38,233	28,075
Income taxes paid	82	1,150

Non-cash investing and financing activities:
Right-of-use assets obtained in exchange of lease liabilities	58,595	—
Issuance of class A common stock for acquisitions	54,914	61,500
Contingent consideration liability in connection with acquisitions	1,500	47,900
Contingent consideration assets in connection with acquisitions	(5,600)	—
Due to sellers in connection with acquisitions	1,530	1,295
Addition to construction in process funded through accounts payable	5,665	—
Humana Affiliate Provider clinic leasehold improvements	5,878	5,605
2021 Employee Stock Purchase Plan issuance	11,377	—
Capital lease obligations entered into for property and equipment	—	225
Equipment loan obligations entered into for property and equipment	—	1,013

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

Following the consummation of the Business Combination, substantially all of the Company’s assets and operations are held and conducted by PCIH and its subsidiaries. As the Company is a holding company with no material assets other than its ownership of PCIH Common Units and its managing member interest in PCIH, the Company has no independent means of generating revenue or cash flow. The Company’s ability to pay taxes and pay dividends depend on the financial results and cash flows of PCIH and the distributions it receives from PCIH. The Company’s only assets are equity interests in PCIH, which represented a 35.1% and 49.1% controlling ownership as of the Closing Date and September 30, 2022, respectively. Certain members of PCIH who retained their common unit interests in PCIH held the remaining 64.9% and 50.9% non-controlling ownership interests as of the Closing Date and September 30, 2022, respectively. These members hold economic interest in PCIH through PCIH Common Units and a corresponding number of non-economic Class B common stock, which enables the holder to one vote per share.

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

Risks and Uncertainties

As of September 30, 2022, the Company’s coverage area is primarily in the State of Florida. Given this concentration, the Company is subject to adverse economic, regulatory, or other developments in the State of Florida that could have a material adverse effect on the Company’s financial condition and operations. In addition, federal, state and local laws and regulations concerning healthcare affect the healthcare industry. The Company’s long-term success is dependent on the ability to successfully generate revenues; maintain or reduce operating costs; obtain additional funding when needed; and ultimately, achieve profitable operations. The Company is not able to predict the content or impact of future changes in laws and regulations affecting the healthcare industry; however, management believes that its existing cash position, along with expected cash generation through operations and revolving line of credit, will be sufficient to fund operating and capital expenditure requirements through at least twelve months from the date of issuance of these unaudited condensed consolidated financial statements.

Basis of Presentation

These Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Stockholders' Equity for the three and nine months ended September 30, 2022 and 2021, the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, and the Condensed Consolidated Balance Sheet at September 30, 2022 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation. Our interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K ("Form 10-K") filed with the U.S. Securities and Exchange Commission (the "SEC") on March 14, 2022.

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

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. Such reclassifications impacted the classification of: accounts receivable, inventory, current and long-term portion of equipment loans, due to seller, accounts payable and accrued expenses and current and long-term deferred revenue. These reclassifications had no impact on net loss as previously presented.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company described its significant accounting policies in Note 2 to the audited consolidated financial statements for the year ended December 31, 2021 included in its Form 10-K. During the nine months ended September 30, 2022, there were no significant changes to those accounting policies.

Recent Accounting Pronouncements

Adoption of New Accounting Standards

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The guidance provides optional expedients and exceptions related to certain contract modifications and hedging relationships that reference the London Interbank Offered Rate ("LIBOR") or another rate that is expected to be discontinued. The guidance was effective upon issuance and generally can be applied to applicable contract modifications and hedge relationships prospectively through December 31, 2022. The Company elected to use the practical expedients within the standard when accounting for a portion of the amendment to the term loan. The adoption did not impact net loss.

3.    REVENUE AND ACCOUNTS RECEIVABLE

The Company’s revenue streams for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,
	2022		2021
(in thousands)	Revenue $	Revenue %	Revenue $	Revenue %
Capitated revenue
Medicare	$577,989	86.9%	$419,233	84.0%
Other capitated revenue	47,906	7.2%	54,530	10.9%
Total capitated revenue	625,895	94.1%	473,763	94.9%
Fee-for-service and other revenue
Fee-for-service	9,677	1.5%	8,176	1.6%
Pharmacy	12,910	1.9%	10,096	2.0%
Other	16,546	2.5%	6,896	1.5%
Total fee-for-service and other revenue	39,133	5.9%	25,168	5.1%
Total revenue	$665,028	100.0%	$498,931	100.0%

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30,
	2022		2021
(in thousands)	Revenue $	Revenue %	Revenue $	Revenue %
Capitated revenue
Medicare	$1,795,820	87.2%	$924,892	82.8%
Other capitated revenue	159,919	7.8%	139,712	12.5%
Total capitated revenue	1,955,739	95.0%	1,064,604	95.3%
Fee-for-service and other revenue
Fee-for-service	29,349	1.4%	17,113	1.5%
Pharmacy	37,185	1.8%	25,619	2.3%
Other	36,270	1.8%	9,778	0.9%
Total fee-for-service and other revenue	102,804	5.0%	52,510	4.7%
Total revenue	$2,058,543	100.0%	$1,117,114	100.0%

Accounts Receivable

The Company's accounts receivable balances are summarized for the periods indicated below. The Company’s accounts receivable are presented net of the unpaid service provider costs. A right of offset exists when all of the following conditions are met: 1) each of the two parties owed the other determinable amounts; 2) the reporting party has the right to offset the amount owed with the amount owed to the other party; 3) the reporting party intends to offset; and 4) the right of offset is enforceable by law. The Company believes all of the aforementioned conditions existed as of September 30, 2022 and December 31, 2021.

	As of
(in thousands)	September 30, 2022	December 31, 2021
Accounts receivable	$374,456	$227,889
Medicare risk adjustment	26,915	21,072
Unpaid service provider costs	(199,334)	(115,528)
Accounts receivable, net	$202,037	$133,433

Concentration of Risk

Contracts with three of the payors accounted for the following amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	61.3%	60.7%	63.8%	63.7%

	As of
	September 30, 2022	December 31, 2021
Accounts receivable	47.2%	43.3%

Payors that represented greater than 10% of our total revenue included four and three payors that represented approximately 71.3% and 63.8% of our total revenue for the three and nine months ended September 30, 2022, respectively and three and two payors that represented approximately 60.7% and 55.7% of our total revenue for the three and nine months ended September 30, 2021, respectively.

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following as of September 30, 2022 and December 31, 2021:

(in thousands)	September 30, 2022		December 31, 2021
Third party receivables	$57,800	$	$—
Other	21,033		20,632
Prepaid expenses and other current assets	$78,833	$	$20,632

Third party receivables represent amounts due from MSP Recovery Inc. ("MSP") totaling $57.8 million. Included in other is $1.2 million of unregistered MSP Class A Common Stock owned by the Company as of September 30, 2022. MSP provides healthcare claims reimbursement recovery services using data analytics to identify and recover improper payments made by Medicare, Medicaid and Commercial Health Insurers (each a “Health Plan”), and charged to the company under risk agreements, when the Health Plan is not the primary payer under the Medicare Secondary Payer Act and other state and federal laws. MSP employs a team of data scientists and medical professionals who analyze historical medical claims data to identify recoverable opportunities, which MSP then aggregates and pursues. The Company has irrevocably assigned certain past claims data to MSP, which will be paid by either cash or equity at MSP's choice. The $57.8 million in receivables is payable on the earlier of one business day before the filing of MSP's Annual Report on Form 10-K for the year ended December 31, 2022, or April 30, 2023. As of December 31, 2021, $10.0 million of MSP receivables were non-current and included in other assets in the consolidated balance sheet.

The company may also receive and recognize a percentage of claims recovered by MSP in excess of certain thresholds. These variable payments are recognized at the time of settlement. No such variable consideration has been received to date.

5.    UNPAID SERVICE PROVIDER COSTS

Activity in unpaid service provider costs for the nine months ended September 30, 2022 and 2021 is summarized below:

(in thousands)	2022	2021
Balance as of January 1,	$129,110	$54,524

Incurred related to:
Current year	1,267,742	566,473
Prior years	11,319	3,526
	1,279,061	569,999
Paid related to:
Current year	955,998	439,460
Prior years	132,475	58,051
	1,088,473	497,511
Balance as of September 30,	$319,698	$127,012

The foregoing reconciliation reflects an increase in our estimate during the nine months ended September 30, 2022 of $11.3 million and an increase in our estimate during the nine months ended September 30, 2021 of $3.5 million due to higher than expected utilization rates. $120.4 million and $32.8 million of the liabilities for medical services incurred but not reported

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
("IBNR") were included in other current liabilities in the condensed consolidated balance sheet as they were in a net deficit position as of September 30, 2022 and September 30, 2021, respectively.

The Company maintains a provider excess loss insurance policy to protect against claim expenses exceeding certain levels that are incurred by the Company on behalf of members and uses MSP for claims recovery as described in more detail in Note 4 above. As of both September 30, 2022 and September 30, 2021, the Company’s excess loss insurance deductible was $0.1 million and maximum coverage was $2.0 million per member per calendar year. The Company recorded excess loss insurance premiums of $5.6 million and $10.6 million for the three and nine months ended September 30, 2022, respectively, and reimbursement of $16.0 million and $23.1 million for the three and nine months ended September 30, 2022, respectively. The Company recorded excess loss insurance premiums of $1.9 million and $5.4 million for the three and nine months ended September 30, 2021, respectively, and reimbursements of $3.6 million and $5.4 million for the three and nine months ended September 30, 2021, respectively. The Company recorded these amounts on a net basis in the caption third-party medical costs in the accompanying unaudited condensed consolidated statements of operations.

6.    BUSINESS ACQUISITIONS

During the nine months ended September 30, 2022, the Company completed seven asset acquisitions for a total purchase price of $41.7 million. The consideration included $5.0 million in cash, $1.5 million in deferred cash payments, and $39.3 million was issued in Class A common stock. These amounts were offset by $4.1 million in net contingent assets. Further, in the nine months ended September 30, 2022 the Company paid a deferred acquisition payment in Class A common stock for $15.8 million related to a prior year acquisition. The acquisitions were each accounted for as business combinations. The Company does not consider these acquisitions to be material, individually or in aggregate, to the Company’s unaudited condensed consolidated financial statements. The purchase price allocations substantially resulted in $18.2 million of goodwill and $21.8 million of acquired identifiable intangible assets related to brand names, non-compete agreements, and payor relationships valued using the income method. Acquisition-related costs were not material and were expensed as incurred in the unaudited condensed consolidated statements of operations.

In the prior year, the Company completed various acquisitions for a total purchase price of $1.1 billion. The most significant of these acquisitions were University Health Care and its Affiliates ("University") and Doctor’s Medical Center, LLC and Affiliates for $607.9 million and $300.7 million, respectively. For further details refer to Note 3 “Business Acquisitions” in the Company’s Form 10-K for the fiscal year ended December 31, 2021.

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

7.    PAYOR RELATIONSHIPS AND OTHER INTANGIBLES, NET

As of September 30, 2022, the Company’s total intangibles, net consisted of the following:

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles:
Trade names	$1,409	$(905)	$504
Brand names	183,568	(21,952)	161,616
Non-compete agreements	81,795	(23,946)	57,849
Customer relationships	880	(221)	659
Payor relationships	620,913	(55,700)	565,213
Provider relationships	16,142	(5,402)	10,740
Total intangibles, net	$904,707	$(108,126)	$796,581

As of December 31, 2021, the Company’s total intangibles, net consisted of the following:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles:
Trade names	$1,409	$(787)	$622
Brand names	183,238	(9,037)	174,201
Non-compete agreements	75,794	(12,110)	63,684
Customer relationships	880	(184)	696
Payor relationships	609,362	(32,714)	576,648
Provider relationships	12,242	(2,472)	9,770
Total intangibles, net	$882,925	$(57,304)	$825,621

The Company recorded amortization expense of $20.2 million and $14.2 million for the three months ended September 30, 2022 and 2021, respectively, and $50.8 million and $23.3 million for the nine months ended September 30, 2022 and 2021, respectively.

Expected amortization expense for the Company’s existing amortizable intangibles for the next five years, and thereafter, as of September 30, 2022 is as follows:

Amount (in thousands)
2022 - remaining	$56,069
2023	58,317
2024	56,703
2025	53,893
2026	44,658
Thereafter	526,941
Total	$796,581

We periodically assess our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Changes or consolidation of the use of any of our brand names could result in a reduction in their remaining estimated economic lives, which could lead to increased amortization expense.

During the three months ended September 30, 2022, the Company decided to rebrand the University primary care facilities which resulted in the useful life of the brand intangibles decreasing from 20 years to 2.5 years, and an acceleration of

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
amortization expense during the third quarter. This change resulted in additional amortization expense of $3.2 million for the three and nine months ended September 30, 2022.

8.    LEASES

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

Future minimum lease payments under operating and finance leases as of September 30, 2022 were as follows (in thousands):

	Operating	Finance	Total
2022 - remaining	$10,442	$494	$10,936
2023	33,772	1,729	35,501
2024	32,017	1,449	33,466
2025	29,156	1,023	30,179
2026	26,702	460	27,162
Thereafter	106,162	71	106,233
Total minimum lease payments	238,251	5,226	243,477
Less: amount representing interest	(52,826)	(492)	(53,318)
Lease liabilities	$185,425	$4,734	$190,159

Future minimum lease payments under operating and finance leases as of December 31, 2021 were as follows (in thousands):

	Operating	Finance	Total
2022	$23,051	$1,485	$24,536
2023	24,577	1,078	25,655
2024	22,561	797	23,358
2025	20,489	364	20,853
2026	18,424	107	18,531
Thereafter	67,569	—	67,569
Total minimum lease payments	176,671	3,831	180,502
Less: amount representing interest	(38,461)	(355)	(38,816)
Lease liabilities	$138,210	$3,476	$141,686

The Company recorded rent expense of $8.7 million and $6.9 million for the three months ended September 30, 2022 and 2021, respectively, and $24.1 million and $15.9 million for the nine months ended September 30, 2022 and 2021, respectively.

9.    OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following as of September 30, 2022 and December 31, 2021:

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(in thousands)	September 30, 2022	December 31, 2021
Service fund liability	$18,668	$11,451
Acquired provider payments liability	10,255	10,255
2021 Employee Stock Purchase Plan withholding liability	764	10,494
Other	4,850	4,464
Other current liabilities	$34,537	$36,664

10.    CONTRACT LIABILITIES

As further explained in Note 14, “Related Party Transactions”, the Company entered into certain agreements with Humana, Inc. ("Humana") under which the Company receives administrative payments in exchange for providing care coordination services at certain clinics licensed to the Company over the term of such agreements. The Company’s contract liabilities balance related to these payments from Humana was $6.9 million and $6.1 million as of September 30, 2022 and December 31, 2021, respectively. The short-term portion was recorded in other current liabilities and the long-term portion was recorded in other liabilities. The Company recognized $0.7 million and $1.9 million in revenue from contract liabilities recorded during the three and nine months ended September 30, 2022, respectively.

A summary of significant changes in the contract liabilities balance during the period is as follows:

(in thousands)	For the three months ended September 30, 2022
Balance at June 30, 2022	$7,537
Increases due to amounts collected	—
Decreases due to revenue recognized	(657)
Balance at September 30, 2022	$6,880

(in thousands)	For the nine months ended September 30, 2022
Balance at December 31, 2021	$6,059
Increases due to amounts collected	2,750
Decreases due to revenue recognized	(1,929)
Balance at September 30, 2022	$6,880

Of the September 30, 2022 contract liabilities balance, the Company expects to recognize the following amounts as revenue in the succeeding years:

Years ended December 31,	Amount (in thousands)
2022 - remaining	$657
2023	2,628
2024	2,442
2025	1,111
2026	42
Total	$6,880

11.    DEBT

The Company’s notes payable were as follows as of September 30, 2022 and December 31, 2021:

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(in thousands)	2022	2021
Term loan	$639,599	$644,432
Senior Notes	300,000	300,000
Less: Current portion of notes payable	(6,444)	(6,493)
	933,155	937,939
Less: Debt issuance costs	(18,761)	(22,673)
Notes payable, net of current portion and debt issuance costs	$914,394	$915,266

Term Loan

Pursuant to a Credit Agreement with Credit Suisse and the other lenders party thereto (the “Credit Agreement”), the Company has a senior secured term loan (together with the revolving line of credit, the "Credit Facilities"). Obligations under the Credit Facilities are secured by substantially all of the Company’s assets. The Credit Facilities contain a financial maintenance covenant (which is for the benefit of the lenders under the revolving line of credit only), requiring the Company to not exceed a total first lien secured net debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio, which is tested quarterly only if the Company has exceeded a certain amount drawn under its revolving line of credit. As of September 30, 2022, the Company was in compliance with the financial maintenance covenant.

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

As of September 30, 2022, the available balance on our revolving line of credit was $120.0 million. As of September 30, 2022 and December 31, 2021, two health plans required the Company to maintain restricted letters of credit for an aggregate amount of $7.2 million and $3.5 million, respectively, which are presented within cash, cash equivalents and restricted cash.

On January 14, 2022, the Company entered into an amendment to the Credit Agreement, pursuant to which the outstanding principal amount of term loans was replaced with an equivalent amount of new term loans having substantially similar terms, except with a lower interest rate margin applicable to the new term loan. The amendment of the Credit Agreement implemented a forward-looking term rate based on the secured overnight financing rate (“SOFR”) as the replacement of LIBOR as the benchmark interest rate for borrowings under the term loan and revolving line of credit, and certain other provisions. The new interest rate applicable to the term loan and borrowing under the revolving line of credit was revised to 4.00% plus the greater of SOFR and the applicable credit spread adjustment or 0.50%; provided that if the Company achieves a public corporate rating from S&P of at least B and a public rating from Moody's of at least B2, then for as long as such ratings remain in effect, a margin of 3.75% shall be applicable. The Company has not reached the applicable ratings. The amendment represented a partial extinguishment and resulted in a write-off of deferred issuance costs of $1.3 million which was recorded as a loss on extinguishment of debt for the nine months ended September 30, 2022. During the three months ended September 30, 2022, the SOFR exceeded the credit spread adjustment of 0.50% resulting in monthly variable interest rates for the quarter. As of September 30, 2022, the effective interest rate of the term loan was 7.61%.

Senior Notes

On September 30, 2021, the Company issued senior unsecured notes for a principal amount of $300.0 million (the "Senior Notes") in a private offering. The Senior Notes bear interest at 6.25% per annum, payable semi-annually on April 1st and October 1st of each year, which interest commenced on April 1, 2022. As of September 30, 2022, the effective interest rate of the Senior Notes was 6.66%. Principal on the Senior Notes is due in full on October 1, 2028. The Senior Notes are not subject to any amortization payments.

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

Future Principal Payments on Term Loan and Senior Notes

The following table sets forth the Company’s future principal payments as of September 30, 2022, assuming mandatory prepayment does not occur:

(in thousands)
Year ending December 31,	Amount
2022 - remainder	$1,611
2023	6,444
2024	6,444
2025	6,444
2026	6,444
Thereafter	912,212
Total	$939,599

As of September 30, 2022 and December 31, 2021, the balance of debt issuance costs totaled $19.5 million and 23.3 million, respectively, and are being amortized into interest expense over the life of the loan using the effective interest method. Of the balance as of September 30, 2022, $18.8 million was related to the term loan and the Senior Notes reflected as a direct reduction to the long-term debt balances, while the remaining $0.7 million was related to the revolving line of credit, and reflected in prepaid expenses and other current assets.

The Company recognized interest expense of $16.5 million and $16.0 million for the three months ended September 30, 2022 and 2021, respectively, and $42.9 million and $36.4 million for the nine months ended September 30, 2022 and 2021, respectively, of which $1.1 million and $4.0 million for the three months ended September 30, 2022 and 2021, respectively and $2.7 million and $4.2 million for the nine months ended September 30, 2022 and 2021, respectively, were related to the amortization of debt issuance costs.

12.    FAIR VALUE MEASUREMENTS

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The carrying amounts of financial instruments including cash, accounts receivable, accounts payable, accrued liabilities, due to sellers, short-term borrowings and equity investments approximate fair value due to the short maturities of such instruments. The fair value of the Company’s debt using Level 2 inputs was approximately $902.9 million and $945.0 million as of September 30, 2022 and December 31, 2021, respectively.

The following is a description of the valuation methodology used for liabilities measured at fair value.

Contingent Consideration: On June 11, 2021, we entered into a purchase agreement with University Health Care and its affiliates (“University”). The transaction was financed, in part, through contingent consideration which University would have been entitled to from acquisition add-ons based on additional acquired entities. The consideration was valued at fair value applying a Scenario Based method. The liability balance related to the University contingent consideration was derecognized from the balance sheet in June 2022 as no additional acquisition requirements were completed.

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

On August 5, 2022, the Company entered into a purchase agreement in connection with an acquisition. The transaction was financed, in part, through the issuance of Class A shares and various contingent consideration arrangements valued using different valuation models. Pursuant to the purchase agreement, the seller may exercise its put right and sell the shares to the Company at a set price by delivering written notice of such exercise to the Company by November 3, 2022 if the Company’s Class A common stock as of the trading day immediately preceding the exercise date is less than the put price per share. Conversely, the Company may exercise its call right and buy the shares that were issued to the seller at a set price by delivering written notice of such exercise to the seller at any time if the Company’s Class A common stock is more than the call price per share. The put and call options described above are valued using the Black-Scholes model. Further, the purchase price is based on the future performance of the assets acquired in the acquisition which are valued using Monte-Carlo simulations. As of September 30, 2022, the total of such contingent consideration was an asset of $9.1 million of which, $5.7 million was classified in other assets in the condensed consolidated balance sheets, while $3.4 million was classified in prepaid expenses and other current assets in the consolidated balance sheet.

On November 3, 2022, the Company entered into an agreement that, along with other provisions, cancelled these put and call rights.

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

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
There was a decrease of $9.5 million in the fair value of the net contingent consideration liability during the nine months ended September 30, 2022 which was recorded in change in fair value of contingent consideration in the condensed consolidated statement of operations. A gain of $2.1 million related to an amount owed for an acquisition that will be paid in Class A common stock where the decrease in the liability and corresponding gain was a result of our stock price decreasing during the nine months ended September 30, 2022. Additionally, a gain of $2.9 million was recorded, as described above, related to derecognizing University's contingent consideration from the balance sheet as of September 30, 2022. Further, a gain of $4.5 million was recorded related to the acquisition which was completed on August 5, 2022, as described above, resulting from a change in the fair value of the put and call options and future performance of the assets acquired in the acquisitions.

Warrant Liabilities: As of June 3, 2021, the Closing Date of the Business Combination, and as of September 30, 2022, there were 23.0 million public warrants ("Public Warrants") and 10.5 million private placement warrants ("Private Placement Warrants") outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815, "Derivatives and Hedges", under which the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Public Warrants and the Private Placement Warrants as liabilities and adjusts them to fair value at each reporting period. This liability is subject to remeasurement at each balance sheet date until exercised, and any changes in fair value of warrant liabilities is recognized in the Company’s consolidated statements of operations. The Company’s valuation of the warrant liabilities utilize a binomial lattice in a risk-neutral framework (a special case of the Income Approach). The fair value of the Public Warrants and Private Placement Warrants utilized Level 1 and 3 inputs, respectively. The Private Placement Warrants are based on significant inputs not observable in the market as of September 30, 2022 and December 31, 2021.

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

The following table provides quantitative information regarding the Level 3 inputs used for the fair value measurements of the warrant liabilities:

	As of
Unobservable Input	September 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$8.67	$8.91
Term (years)	3.7	4.4
Risk free interest rate	4.1%	1.2%
Dividend yield	None	None
Public warrant price	$2.64	$2.39

The following table sets forth by level, within the fair value hierarchy, the Company’s liabilities measured at fair value on a recurring basis as of September 30, 2022:

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities and assets measured at fair value on a recurring basis:
Contingent consideration liability, net	$24,600	$—	$—	$24,600
Public Warrant Liabilities	60,720	60,720	—	—
Private Placement Warrant Liabilities	27,808	—	—	27,808
Total liabilities measured at fair value	$113,128	$60,720	$—	$52,408

There was an increase of $5.8 million in the fair value of the Public Warrant Liabilities during the nine months ended September 30, 2022, and an increase of $2.6 million in the fair value of the Private Placement Warrant Liabilities during the nine months ended September 30, 2022. The change in fair value of the warrant liabilities is reflected in our condensed consolidated statements of operations under the caption change in fair value of warrant liabilities. As of September 30, 2022, $5.7 million of the contingent consideration was in an asset position and classified in other assets in the condensed consolidated balance sheets, while $3.4 million was in an asset position and classified in prepaid expenses and other current assets in the consolidated balance sheet.

The following table sets forth by level, within the fair value hierarchy, the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2021:

(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities measured at fair value on a recurring basis:
Contingent consideration liability	$38,423	$—	$—	$38,423
Public Warrant Liabilities	54,970	54,970	—	—
Private Placement Warrant Liabilities	25,174	—	—	25,174
Total liabilities measured at fair value	$118,567	$54,970	$—	$63,597

The following table includes a roll forward of the amounts for the three and nine months ended September 30, 2022 and 2021 and for liabilities measured at fair value:

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value Measurements for the Three Months Ended September 30,
	2022	2021
Original Balance as of July 1,	$50,805	$136,190
Change in fair value of contingent consideration	900	(3,940)
Contingent consideration recognized due to acquisitions	(4,100)	38,300
Change in fair value of warrants	65,720	14,649
Contingent consideration write off	(197)	—
Closing Balance as of September 30,	$113,128	$185,199

	Fair Value Measurements for the Nine Months Ended September 30,
	2022	2021
Original Balance as of January 1,	$118,567	$5,172
Change in fair value of contingent consideration	(9,525)	(4,152)
Contingent consideration recognized due to acquisitions	(4,100)	47,900
Warrants acquired in the Business Combination	—	163,058
Change in fair value of warrants	8,383	(24,565)
Contingent consideration write off	(197)	—
Contingent consideration payments	—	(2,214)
Closing Balance as of September 30,	$113,128	$185,199

13.     VARIABLE INTEREST ENTITIES

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

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below illustrates the aggregated VIE assets and liabilities and performance for the Physicians Groups:

(in thousands)	September 30, 2022	December 31, 2021
Total Assets	$129,242	$80,445
Total Liabilities	$95,160	$59,988

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Total revenue	$17,784	$12,321	$56,856	$14,621
Operating expenses:
Third-party medical costs	10,372	8,582	35,795	8,582
Direct patient expense	6,483	2,413	19,913	5,203
Selling, general and administrative expenses	6,082	7,277	26,835	12,540
Depreciation and amortization expense	1,672	353	3,564	860
Transaction and other costs	460	—	1,322	—
Total operating expenses	25,069	18,625	87,429	27,185
Net loss	$(7,285)	$(6,304)	$(30,573)	$(12,564)

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

14.    RELATED PARTY TRANSACTIONS

MedCloud Depot, LLC Relationship

On August 1, 2022, the Company appointed a Chief Operating Officer ("COO"). The COO owns 20% of MedCloud Depot, LLC ("MedCloud"), a Florida-based software development firm that specializes in health information technology and data warehousing. The Company has a license agreement with MedCloud pursuant to which MedCloud has granted the Company a non-exclusive, non-transferable license to use their software. The Company recorded payments which amounted to $0.6 million and $0.3 million for three months ended September 30, 2022 and 2021, respectively, and $1.8 million and $0.9 million for nine months ended September 30, 2022 and 2021, respectively, which were recorded within the caption selling, general and administrative expenses. The Company did not owe MedCloud any amounts as of September 30, 2022.

Dental Excellence and Onsite Dental Relationships

On April 14, 2022, CD Support, LLC ("Onsite Dental") acquired Dental Excellence Partners, LLC ("DEP"), a company formerly owned by the spouse of the Chief Executive Officer ("CEO"), and entered into a dental services agreement with the Company. The spouse of the CEO became a minority shareholder of Onsite Dental upon closing of the acquisition.

The Company has various sublease agreements with Onsite Dental. The Company recognized sublease income of approximately $0.7 million and $0.3 million, during the nine months ended September 30, 2022 and 2021, respectively, and $0.2 million and $0.1 million during the three months ended September 30, 2022 and 2021, respectively, which was recorded

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
within the caption "Other Income (Expense)" in the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2022, an immaterial amount was due to the Company in relation to these agreements and recorded in the caption accounts receivable.

On October 9, 2020, the Company entered into a dental services agreement with DEP pursuant to which DEP agreed to provide dental services for managed care members of the Company. The Company recognized approximately $1.5 million and $3.2 million during the nine months ended September 30, 2022 and 2021, respectively, and an immaterial amount and $2.5 million during the three months ended September 30, 2022 and 2021. As of September 30, 2022, no balance was due to DEP. Subsequent to Onsite Dental acquiring DEP, the Company entered into a new dental services administration agreement with Onsite Dental to provide dental services for managed care members of the Company. The Company recognized expenses in the amount of approximately $2.0 million and $5.0 million for the three and nine months ended September 30, 2022. As of September 30, 2022, no balance was owed to Onsite Dental.

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

In addition, in 2020, the Company and Primary Care (ITC), LLC entered into multi-year agreements with Humana and its affiliates whereby Primary Care (ITC) Holdings, LLC entered into a note purchase agreement with Humana for a convertible note due October 2022 with an aggregate principal amount of $60.0 million. The note accrued interest at a rate of 8.0% per annum through March 2020 and 10.0% per annum thereafter, payable in kind. The note was convertible to Class A-4 units of Primary Care (ITC) Holdings, LLC at the option of Humana in the event Primary Care (ITC) Holdings, LLC and affiliates seek to consummate a sale transaction and could be settled in cash at the option of Humana. While the multi-year agreement still exists between the Company and Humana, the note was converted and settled in cash upon the consummation of the Business Combination on June 3, 2021. As such, as of December 31, 2021 and for the nine months ended September 30, 2022, Humana was not a related party due to the repayment of the note.

The multi-year agreements also contain an arrangement for a license fee that is payable by the Company to Humana for the Company’s use of certain Humana owned or leased medical centers to provide health care services. The license fee is a reimbursement to Humana for its costs of owning or leasing and maintaining the clinics, including rental payments, maintenance or repair expenses, equipment expenses, special assessments, cost of upgrades, taxes, leasehold improvements, and other expenses identified by Humana. The Company recorded $0.3 million and $0.5 million in operating lease expense related to its use of Humana clinics during the three and nine months ended September 30, 2021, respectively.

Prior to entering into the agreements, the Company had existing payor relationships with Humana related to existing revenue arrangements within the Company. The Company recognized in its consolidated statements of operations revenue from Humana, including its subsidiaries, of $128.4 million for the nine months ended September 30, 2021, respectively. The Company recognized third-party medical expenses of $249.8 million for the nine months ended September 30, 2021, respectively.

In addition, we have entered into expansion agreements with Humana which provide a roadmap to opening new Humana-funded medical centers in the southwestern U.S. by 2024. Humana may decline to fund additional medical centers, which would have an adverse effect on our growth and future prospects.

Operating Leases

The Company leased several offices and medical spaces from an employee of the company who is a beneficial shareholder of the Company. Monthly rent expense in aggregate totaled approximately $0.1 million and $0.7 million for the three

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
months ended September 30, 2022 and 2021, respectively, and $0.2 million and $2.1 million for the nine months ended September 30, 2022 and 2021, respectively.

General Contractor Agreements

As of December 31, 2018, the Company has entered into various general contractor agreements with a company that is controlled by the father of the CEO of the Company to perform leasehold improvements at various Company locations as well as various repairs and related maintenance as deemed necessary. Payments made pursuant to the general contractor agreements as well as amounts paid for repairs and maintenance to this related party totaled approximately $2.6 million and $3.2 million for the three months ended September 30, 2022 and 2021, respectively and $6.2 million and $5.6 million for the nine months ended September 30, 2022 and 2021, respectively,

15.    STOCK-BASED COMPENSATION

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

Stock Options

On June 3, 2021, in connection with the closing of the Business Combination, the Company granted 12.8 million stock options with market conditions (“Market Condition Awards”) to several executive officers and directors of the Company. The Market Condition Awards are eligible to vest when the Company’s stock price meets specified hurdle prices and stays above those prices for 20 consecutive days after June 3, 2021 and before June 3, 2024 (i.e., the period from grant to the end date of the performance period). Once the market condition is satisfied, the applicable percentage of the Market Condition Awards will vest 50% on each of the first and second anniversaries so long as the optionee stays employed. The unrecognized compensation cost of the Market Condition Awards as of September 30, 2022 was $23.0 million, which is expected to be recognized over the weighted average remaining service period of 1.7 years.

Further, on March 15, 2022, in connection with certain performance metrics, the Company granted 0.4 million stock options with service conditions ("Service Condition Awards") to several executive officers of the Company. The Service Conditions Awards vest over four years, with 25% of the shares underlying the award vesting on March 15, 2023, and 25% of the shares underlying the award at the end of each successive one-year period thereafter so long as the optionee stays employed. The unrecognized compensation cost of the Service Condition Awards as of September 30, 2022 was $1.3 million, which is expected to be recognized over the weighted average remaining service period of 2.0 years.

Stock Option Valuation

The Company uses two valuation methods to determine the fair value of the stock options. The Monte-Carlo simulation model is used to estimate the fair value of the Market Condition Awards. The Monte-Carlo simulation model calculates multiple potential outcomes for an award and establishes a fair value based on the most likely outcome. For further information regarding

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
the key assumptions, refer to Note 15, "Stock-Based Compensation" on the Company's Form 10-K for the fiscal year ended December 31, 2021.

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

As of March 15, 2022

Strike price	$6.03
Risk-free interest rate	2.1%
Expected volatility	70.0%
Expected dividend yield	0.0%
Expected term	6.25

A summary of the status of unvested options granted under the 2021 Plan through September 30, 2022 is presented below:

	Market-Based Stock Options		Service-Based Stock Options
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2020	—	—	—	—
Granted	12,831,184	$4.23	—	—
Vested	—	—	—	—
Forfeitures	(97,486)	4.23	—	—
Balance, September 30, 2021	12,733,698	$4.23		—

Balance, December 31, 2021	12,703,698	$4.23
Granted	—	—	435,141	$3.88
Vested	—	—	—	—
Forfeitures	(1,929,940)	4.23	(28,865)	3.88
Balance, September 30, 2022	10,773,758	$4.23	406,276	$3.88

Restricted Stock Units

The fair value of RSUs is based on the closing price of the Company’s Class A common stock on the grant date. The unrecognized compensation cost of the RSUs as of September 30, 2022 was $78.8 million for service based awards and $3.4 million for performance based awards, which are performance-adjusted restricted stock units that link granted equity compensation value to the achievement of critical financial objectives. The RSUs and performance-adjusted restricted stock units are expected to be recognized over the weighted average remaining service period of 1.4 years and 1.2 years, respectively. A majority of RSUs vest in equal annual installments over a period of four years from the date of grant. Certain executives of the Company received RSUs which vest over a period of two years in equal annual installments. Further, RSUs granted to non-employee members of the Board of Directors vest over the lesser of one year or upon the next annual shareholder meeting.

A summary of the status of unvested RSUs granted under the 2021 Plan through September 30, 2022 is presented below:

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Restricted-Stock Units		Performance - Restricted-Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2020	—	—	—	—
Granted	4,133,693	$14.75	706,751	$13.37
Vested	—	—	—	—
Forfeitures	(16,750)	—	—	—
Balance, September 30, 2021	4,116,943	$14.75	706,751	$13.37

Balance, December 31, 2021	4,460,772	$14.43	706,750	$12.73
Granted	11,793,758	5.40	—	—
Vested	(2,517,378)	9.75	(176,688)	13.37
Forfeitures	(1,771,518)	7.97	—	—
Balance, September 30, 2022	11,965,634	$7.47	530,062	$12.52

The Company recorded compensation expenses related to stock options and RSUs of $10.7 million and $9.5 million for the three months ended September 30, 2022 and 2021, respectively, $41.3 million and $13.1 million for the nine months ended September 30, 2022 and 2021, respectively. The Company recorded compensation expense related to the 2021 ESPP of $0.4 million and $1.4 million for the three and nine months ended September 30, 2022.

The total stock-based compensation expense related to all the stock-based awards granted by the Company is reported in the condensed consolidated statement of operations as compensation expense within the selling, general and administrative expense caption.

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

Management believes for the nine months ended September 30, 2022 and 2021, the minimum requirements of the agreements in place were met.

Legal Matters

On March 18, 2022, a purported stockholder of the Company filed a complaint seeking class action status in the United States District Court for the Southern District of Florida against the Company and certain current and former officers. The lawsuit alleges, inter alia, violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 against all defendants for

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

17.     INCOME TAXES

Our effective tax rate for the nine months ended September 30, 2022 was (0.5)% compared to 0.6% for the nine months ended September 30, 2021. The effective tax rate for the periods presented differs from the statutory U.S. tax rate. This is primarily because a portion of income is allocated to non-controlling interests, including the Company’s full valuation allowance position.

The Company does not have any uncertain tax positions (UTPs) as of September 30, 2022. While the Company currently does not have any UTPs, it is foreseeable that the calculation of the Company’s tax liabilities may involve dealing with uncertainties in the application of complex tax laws and regulations in multiple jurisdictions across the Company’s operations.

The Company files income tax returns in the U.S. with Federal, State and local agencies, and in Puerto Rico. The Company, and its subsidiaries are subject to U.S. Federal, state and local tax examinations for tax years starting in 2019. In addition, the Puerto Rico subsidiary group is subject to U.S. Federal, state and foreign tax examinations for tax years starting in 2018. The Company does not currently have any ongoing income tax examinations in any of its jurisdictions. The Company has analyzed filing positions in the Federal, State, local and foreign jurisdictions where it is required to file income tax returns for all open tax years and does not believe any tax uncertainties exist.

Tax Receivable Agreement

Upon the completion of the Business Combination, Cano Health, Inc. became a party to the Tax Receivable Agreement ("TRA"). Under the terms of that agreement, Cano Health, Inc. generally will be required to pay to the Seller and to each other person from time to time that becomes a “TRA Party” under the Tax Receivable Agreement, 85% of the tax savings, if any, that Cano Health, Inc. is deemed to realize in certain circumstances as a result of certain tax attributes that exist following the Business Combination and that are created thereafter, including as a result of payments made under the Tax Receivable Agreement. To the extent payments are made pursuant to the Tax Receivable Agreement, Cano Health, Inc. generally will be required to pay to the Sponsor and to each other person from time to time that becomes a “Sponsor Party” under the Tax Receivable Agreement such Sponsor Party’s proportionate share of, an amount equal to such payments multiplied by a fraction with the numerator 0.15 and the denominator 0.85. As a result of the payments to the TRA Party and Sponsor Party we generally will be required to pay an amount equal to but not in excess of the tax benefit realized from the tax attributes subject to the Tax Receivable Agreement. The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired unless Cano Health, Inc. exercises its right to terminate the Tax Receivable Agreement for an amount representing the present value of anticipated future tax benefits under the Tax Receivable Agreement or certain other acceleration events occur. The Tax Receivable Agreement liability is determined and recorded under ASC 450, “Contingencies”, as a contingent liability; therefore, we are required to evaluate whether the liability is both probable and the amount can be estimated. Since the Tax Receivable Agreement liability is payable upon cash tax savings and we have determined that positive future taxable income is not probable based on Cano Health, Inc’s historical loss position and other factors that make it difficult to rely on forecasts, we

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
have not recorded the Tax Receivable Agreement liability as of September 30, 2022. We will evaluate this on a quarterly basis which may result in an adjustment in the future.

18.     NET INCOME (LOSS) PER SHARE

The following table sets forth the net income (loss) and the computation of basic and diluted per common stock for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except shares and per share data)	2022	2021	2022	2021
Numerator:
Net income (loss)	$(112,011)	$(64,840)	$(126,660)	$(117,240)
Less: net loss attributable to non-controlling interests	(57,783)	(41,602)	(67,759)	(98,559)
Net income (loss) attributable to Class A common stockholders	(54,228)	(23,238)	(58,901)	(18,681)
Dilutive effect of warrants on net income to Class A common stockholders	—	—	—	(8,780)
Dilutive effect of Class B common stock	—	(41,602)	—	—
Net loss attributable to Class A common stockholders - Diluted	$(54,228)	$(64,840)	$(58,901)	$(27,461)
Basic and Diluted Earnings Per Share denominator:
Weighted average common stock outstanding - basic	232,314,170	170,871,429	211,408,974	168,100,210
Net income (loss) per share - basic	$(0.23)	$(0.14)	$(0.28)	$(0.11)
Diluted Earnings Per Share:
Dilutive effect of warrants on weighted average common stock outstanding	—	—	—	1,212,048
Dilutive effect of Class B common stock on weighted average common stock outstanding	—	306,384,554	—	—
Weighted average common stock outstanding - diluted	232,314,170	477,255,983	211,408,974	169,312,258
Net loss per share - diluted	$(0.23)	$(0.14)	$(0.28)	$(0.16)

The outstanding Company’s Class B common stock does not represent economic interests in the Company, and as such, is not included in the denominator of the basic net loss per share calculation.

On August 11, 2021, the Company issued 2,720,966 shares of Class A common stock (the “escrowed shares”) to the escrow agent, on behalf of the seller, as part of the consideration in connection with an acquisition. The amount of shares was based on a $30.0 million purchase price divided by the average share price of the Company during the twenty consecutive trading days preceding the closing date of the transaction. The shares were deposited in escrow and will be released to the seller upon the satisfaction of certain performance metrics during 2022 and 2023. The final number of shares to be issued to the seller, if any, from the escrow account will be calculated by multiplying the initial share amount by an earned share percentage in accordance

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
with the purchase agreement and subtracting any forfeited indemnity shares. The dilutive effects of these shares were excluded from the three and nine months ended September 30, 2022 diluted earnings per share calculation because they were antidilutive.

No securities were dilutive for the three and nine months ended September 30, 2022. The table below presents the Company’s potentially dilutive securities:

As of September 30, 2022
Class B common stock	250,093,479
Public Warrants	22,999,900
Private Placement Warrants	10,533,292
Restricted Stock Units	12,495,697
Stock Options	11,180,034
Contingent Shares Issued in Connection with Acquisitions	2,720,966
2021 ESPP Shares	611,183
Potential Common Stock Equivalents	310,634,551

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

As of September 30, 2022, we employed approximately 400 providers (physicians, nurse practitioners, physician assistants) across our 151 owned medical centers, maintained affiliate relationships with over 1,500 physicians and approximately 900 clinical support employees focused on supporting physicians in enabling patient care and experience. For the nine months ended September 30, 2022 and 2021, our total revenue was $2.1 billion and $1.1 billion, respectively. Our net loss for the nine months ended September 30, 2022 and 2021 was $126.7 million and $117.2 million, respectively.

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

Expand our Medical Center Base within Existing and New Geographies
We operate in Florida, Texas, Nevada, New Jersey, New York, New Mexico, Illinois, California, Arizona and Puerto Rico as of September 30, 2022. When entering a new market, we tailor our entry strategy to the characteristics of the specific market and provide a customized solution to meet that market’s needs. When choosing a market to enter, we look at various factors including:

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

Alternatively, our affiliate relationships allow us to partner with independent physicians and group practices that we do not own and to provide them access to components of our population health management platform. As of September 30, 2022, we provided services to over 1,500 providers. As in the case of our owned medical centers, we receive per-member-per-month capitated revenue and a pre-negotiated percentage of the premium that the health plan receives from CMS. We pay the affiliate a primary care fee and a portion of the surplus of premium in excess of third-party medical costs. The surplus portion paid to affiliates is recorded as direct patient expense. This approach is extremely capital efficient as the costs of managing affiliates are minimal. Further, the affiliate model is an important growth avenue as it serves as a feeder into our acquisition pipeline, enabling us to evaluate and target affiliated practices for acquisition based on our operational experience with them.

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

Effectively Manage the Cost of Care for Our Members
The capitated nature of our contracting with payors requires us to invest in maintaining our members’ health while prudently managing the medical costs of our members. Our care model focuses on maintaining health and leveraging the primary care setting as a means of avoiding costly downstream healthcare costs. Our members, however, retain the freedom to seek care at emergency rooms or hospitals without the need for referrals; we do not restrict their access to care. Therefore, we are liable for potentially large medical claims should we not effectively manage our members’ health. To mitigate this exposure, we utilize stop-loss insurance for our members, protecting us from medical claims per episode in excess of certain levels. Furthermore, to effectively manage the cost of care for our members, we utilize a third-party healthcare claims reimbursement recovery service provider. This provider uses data analytics to identify and recover improper payments made by Medicare, Medicaid and Commercial Health Insurers that should have been paid by others.

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

	September 30, 2022	December 31, 2021	September 30, 2021
Membership	294,596	227,005	210,663
Medical centers	151	130	113

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
Other revenue includes pharmacy and ancillary fees earned under contracts with certain care organizations for the provision of care coordination and other services. With respect to our pharmacies, we contract with an administrative services organization to collect and remit payments on our behalf from the sale of prescriptions and medications. We have pharmacies at some of our medical centers, where patients may fill prescriptions and retrieve their medications. Patients also have the option to fill their prescriptions with a third-party pharmacy of their choice. Other revenue also includes fixed amounts due from a third-party healthcare claims reimbursement recovery service provider for claims which have been irrevocably assigned to them related to these ancillary services. The company also may receive and recognize a percentage of these claims recovered in excess of certain thresholds. These variable payments are recognized at the time of settlement. No such variable consideration has been received to date.

Operating Expenses

Third-party medical costs. Third-party medical costs primarily consist of medical expenses incurred by the health plans or CMS (contractually on behalf of the Company) including costs for inpatient and hospital care, specialists, and certain pharmacy purchases, net of rebates and other recoveries. Provider costs are accrued based on the date of service to members, based in part on estimates, including an accrual for medical services incurred but not reported (“IBNR”). Liabilities for IBNR are estimated and adjusted for current experience. These estimates are continually reviewed and updated, and we retain the services of an independent actuary to review IBNR on a quarterly basis. We expect our third-party medical costs to increase given the healthcare spending trends within the Medicare population, which is also consistent with what we receive under our payor contracts. Third-party medical costs also include fixed amounts due from a third-party healthcare claims reimbursement recovery service provider for claims which have been irrevocably assigned to them related to third-party medical costs. The company also may receive and recognize a percentage of these claims recovered in excess of certain thresholds. These variable payments are recognized at the time of settlement. No such variable consideration has been received to date.

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
Other income (expense). Other income (expense) primarily relates to sublease income and legal settlement fees.

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Revenue:
Capitated revenue	$625,895	$473,763	$1,955,739	$1,064,604
Fee-for-service and other revenue	39,133	25,168	102,804	52,510
Total revenue	665,028	498,931	2,058,543	1,117,114
Operating expenses:
Third-party medical costs	489,565	381,316	1,566,661	868,177
Direct patient expense	63,867	50,368	177,190	120,212
Selling, general, and administrative expenses	111,765	76,618	314,617	158,786
Depreciation and amortization expense	25,343	16,955	64,215	30,746
Transaction costs and other	5,033	11,206	19,616	36,274
Change in fair value of contingent consideration	900	(3,940)	(9,525)	(4,152)
Total operating expenses	696,473	532,523	2,132,774	1,210,043
Loss from operations	(31,445)	(33,592)	(74,231)	(92,929)
Other income and expense:
Interest expense	(16,451)	(16,023)	(42,868)	(36,363)
Interest income	4	1	7	4
Loss on extinguishment of debt	—	—	(1,428)	(13,225)
Change in fair value of warrant liabilities	(65,721)	(14,650)	(8,383)	24,565
Other income (expenses)	354	(29)	884	(54)
Total other income (expense)	(81,814)	(30,701)	(51,788)	(25,073)
Net income (loss) before income tax expense	(113,259)	(64,293)	(126,019)	(118,002)
Income tax expense (benefit)	(1,248)	547	641	(762)
Net income (loss)	(112,011)	(64,840)	(126,660)	(117,240)
Net income (loss) attributable to non-controlling interests	(57,783)	(41,602)	(67,759)	(98,559)
Net income (loss) attributable to Class A common stockholders	$(54,228)	$(23,238)	$(58,901)	$(18,681)

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(% of revenue)	2022	2021	2022	2021
Revenue:
Capitated revenue	94.1%	95.0%	95.0%	95.3%
Fee-for-service and other revenue	5.9%	5.0%	5.0%	4.7%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Third-party medical costs	73.6%	76.4%	76.1%	77.7%
Direct patient expense	9.6%	10.1%	8.6%	10.8%
Selling, general, and administrative expenses	16.8%	15.4%	15.3%	14.2%
Depreciation and amortization expense	3.8%	3.4%	3.1%	2.8%
Transaction costs and other	0.8%	2.2%	1.0%	3.2%
Change in fair value of contingent consideration	0.1%	(0.8)%	(0.5)%	(0.4)%
Total operating expenses	104.7%	106.7%	103.6%	108.3%
Loss from operations	(4.7)%	(6.7)%	(3.6)%	(8.3)%
Other income and expense:
Interest expense	(2.5)%	(3.2)%	(2.1)%	(3.3)%
Interest income	0.0%	0.0%	0.0%	0.0%
Loss on extinguishment of debt	0.0%	0.0%	(0.1)%	(1.2)%
Change in fair value of warrant liabilities	(9.9)%	(2.9)%	(0.4)%	2.2%
Other expenses	0.1%	0.0%	0.0%	0.0%
Total other income (expense)	(12.3)%	(6.2)%	(2.6)%	(2.3)%
Net income (loss) before income tax expense	(17.0)%	(12.9)%	(6.2)%	(10.6)%
Income tax expense (benefit)	(0.2)%	0.1%	0.0%	(0.1)%
Net income (loss)	(16.8)%	(12.8)%	(6.2)%	(10.5)%
Net income (loss) attributable to non-controlling interests	(8.7)%	(8.3)%	(3.3)%	(8.8)%
Net income (loss) attributable to Class A common stockholders	(8.1)%	(4.4)%	(2.9)%	(1.8)%

The following table sets forth the Company’s disaggregated revenue for the periods indicated:

	Three Months Ended September 30,
	2022		2021
($ in thousands)	Revenue $	Revenue %	Revenue $	Revenue %
Capitated revenue
Medicare	$577,989	86.9%	$419,233	84.0%
Other capitated revenue	47,906	7.2%	54,530	10.9%
Total capitated revenue	625,895	94.1%	473,763	94.9%
Fee-for-service and other revenue
Fee-for-service	9,677	1.5%	8,176	1.6%
Pharmacy	12,910	1.9%	10,096	2.0%
Other	16,546	2.5%	6,896	1.5%
Total fee-for-service and other revenue	39,133	5.9%	25,168	5.1%

Total revenue	$665,028	100.0%	$498,931	100.0%

	Nine Months Ended September 30,
	2022		2021
($ in thousands)	Revenue $	Revenue %	Revenue $	Revenue %
Capitated revenue
Medicare	$1,795,820	87.2%	$924,892	82.8%
Other capitated revenue	159,919	7.8%	139,712	12.5%
Total capitated revenue	1,955,739	95.0%	1,064,604	95.3%
Fee-for-service and other revenue
Fee-for-service	29,349	1.4%	17,113	1.5%
Pharmacy	37,185	1.8%	25,619	2.3%
Other	36,270	1.8%	9,778	0.9%
Total fee-for-service and other revenue	102,804	5.0%	52,510	4.7%

Total revenue	$2,058,543	100.0%	$1,117,114	100.0%

The following table sets forth the Company’s member and member month figures for the periods indicated:

	Three Months Ended September 30,
	2022	2021	% Change
Members:
Medicare Advantage	128,731	112,309	14.6%
Medicare DCE	39,615	7,777	409.4%
Total Medicare	168,346	120,086	40.2%
Medicaid	73,865	63,871	15.6%
ACA	52,385	26,706	96.2%
Total members	294,596	210,663	39.8%

Member months:
Medicare Advantage	383,645	337,724	13.6%
Medicare DCE	119,936	22,715	428.0%
Total Medicare	503,581	360,439	39.7%
Medicaid	218,807	187,212	16.9%
ACA	149,872	81,437	84.0%
Total member months	872,260	629,088	38.7%

Per Member Per Month ("PMPM"):
Medicare Advantage	$1,127	$1,151	(2.1)%
Medicare DCE	$1,215	$1,349	(9.9)%
Total Medicare	$1,148	$1,163	(1.3)%
Medicaid	$191	$271	(29.5)%
ACA	$40	$47	(14.9)%
Total PMPM	$718	$753	(4.6)%

Medical centers	151	113

	Nine Months Ended September 30,
	2022	2021	% Change
Members:
Medicare Advantage	128,731	112,309	14.6%
Medicare DCE	39,615	7,777	409.4%
Total Medicare	168,346	120,086	40.2%
Medicaid	73,865	63,871	15.6%
ACA	52,385	26,706	96.2%
Total members	294,596	210,663	39.8%

Member months:
Medicare Advantage	1,102,625	820,881	34.3%
Medicare DCE	367,326	46,639	687.6%
Total Medicare	1,469,951	867,520	69.4%
Medicaid	627,634	321,581	95.2%
ACA	411,138	195,290	110.5%
Total member months	2,508,723	1,384,391	81.2%

Per Member Per Month ("PMPM"):
Medicare Advantage	$1,189	$1,053	12.9%
Medicare DCE	$1,320	$1,283	2.9%
Total Medicare	$1,222	$1,066	14.6%
Medicaid	$223	$414	(46.1)%
ACA	$48	$36	33.3%
Total PMPM	$780	$769	1.4%

Medical centers	151	113

Comparison of the Three Months Ended September 30, 2022 and 2021
Revenue

	Three Months Ended September 30,
($ in thousands)	2022	2021	$ Change	% Change
Revenue:
Capitated revenue	$625,895	$473,763	$152,132	32.1%
Fee-for-service and other revenue	39,133	25,168	13,965	55.5%
Total revenue	$665,028	$498,931	$166,097

Capitated revenue. Capitated revenue was $625.9 million for the three months ended September 30, 2022, an increase of $152.1 million, or 32.1%, compared to $473.8 million for the three months ended September 30, 2021. The increase was primarily driven by a 38.7% increase in the total member months slightly offset by a 4.6% decrease in total revenue per member per month driven by decreased pricing in the DCE business. The increase in member months was due to an increase in the total number of members served at new and existing centers and certain acquisitions.

Fee-for-service and other revenue. Fee-for-service and other revenue was $39.1 million for the three months ended September 30, 2022, an increase of $14.0 million, or 55.5%, compared to $25.2 million for the three months ended September 30, 2021. The increase in fee-for-service and other revenue was primarily attributable to an increase in patients served across existing centers as well as a $1.1 million benefit from claims irrevocably assigned to MSP.

Operating Expenses

	Three Months Ended September 30,
($ in thousands)	2022	2021	$ Change	% Change
Operating expenses:
Third-party medical costs	$489,565	$381,316	$108,249	28.4%
Direct patient expense	63,867	50,368	13,499	26.8%
Selling, general, and administrative expenses	111,765	76,618	35,147	45.9%
Depreciation and amortization expense	25,343	16,955	8,388	49.5%
Transaction costs and other	5,033	11,206	(6,173)	-55.1%
Change in fair value of contingent consideration	900	(3,940)	4,840	N/A
Total operating expenses	$696,473	$532,523	$163,950

Third-party medical costs. Third-party medical costs were $489.6 million for the three months ended September 30, 2022, an increase of $108.2 million, or 28.4%, compared to $381.3 million for the three months ended September 30, 2021. The increase was primarily driven by a 38.7% increase in total member months, the addition of Direct Contracting Entity ("DCE") members with higher medical costs, and the trending shift toward proportionately more higher acuity patients across service lines. During the three months ended September 30, 2022, $34.3 million was recognized as a reduction in third-party medical costs related to claims irrevocably assigned to MSP. This amount was offset by $11.0 million that was reversed during the period related to certain of the claims assigned to MSP, which the Company was previously independently pursuing from a third-party payor. During the three months ended September 30, 2021, $1.8 million was recognized as a reduction to third party medical costs related to the third-party payor.

Direct patient expense. Direct patient expense was $63.9 million for the three months ended September 30, 2022, an increase of $13.5 million, or 26.8%, compared to $50.4 million for the three months ended September 30, 2021. The increase was primarily driven by increases in payroll and benefits of $11.2 million, pharmacy drugs of $1.4 million and medical supplies of $1.3 million.

Selling, general, and administrative expenses. Selling, general, and administrative expenses were $111.8 million for the three months ended September 30, 2022, an increase of $35.1 million, or 45.9%, compared to $76.6 million for the three months ended September 30, 2021. The increase was primarily driven by higher salaries and benefits of $14.6 million, legal and professional services of $6.2 million, which included a one-time fee to MSP of $5.0 million related to a professional services agreement, payable in either cash or common stock at the Company's choice by no later than May 31, 2023, occupancy costs of

$5.8 million, marketing expenses of $3.6 million and stock-based compensation of $1.6 million. These increases were incurred to support the continued growth of our business and expansion into other states.

Depreciation and amortization expense. Depreciation and amortization expense was $25.3 million for the three months ended September 30, 2022, an increase of $8.4 million, or 49.5%, compared to $17.0 million for the three months ended September 30, 2021. The increase was driven by purchases of new property and equipment to support the growth of our business during the period as well as the addition of several brand names, non-compete agreements, and payor relationships from our 2021 and 2022 acquisitions.
Transaction costs and other. Transaction costs and other were $5.0 million for the three months ended September 30, 2022, a decrease of $6.2 million, or 55.1%, compared to $11.2 million for the three months ended September 30, 2021. The decrease related to a decrease in acquisitions in 2022.

Change in fair value of contingent consideration. Contingent consideration generated a loss of $0.9 million for the three months ended September 30, 2022 primarily due to our stock price increasing in value.

Other Income (Expense)

	Three Months Ended September 30,
($ in thousands)	2022	2021	$ Change	% Change
Other income and expense:
Interest expense	$(16,451)	$(16,023)	$(428)	2.7%
Interest income	4	1	3	300.0%
Change in fair value of warrant liabilities	(65,721)	(14,650)	(51,071)	348.6%
Other income (expense)	354	(29)	383	N/A
Total other income (expense)	$(81,814)	$(30,701)	$(51,113)

Interest expense. Interest expense was $16.5 million for the three months ended September 30, 2022, an increase of $0.4 million, or 2.7%, compared to $16.0 million for the three months ended September 30, 2021. The increase was primarily driven by higher interest rates during the period on outstanding long-term debt.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities was $65.7 million for the three months ended September 30, 2022 as a result of a change in the fair value of the public warrants and private placement warrants assumed in connection with the Business Combination.

Comparison of the Nine Months Ended September 30, 2022 and 2021
Revenue

	Nine Months Ended September 30,
($ in thousands)	2022	2021	$ Change	% Change
Revenue:
Capitated revenue	$1,955,739	$1,064,604	$891,135	83.7%
Fee-for-service and other revenue	102,804	52,510	50,294	95.8%
Total revenue	$2,058,543	$1,117,114	$941,429

Capitated revenue. Capitated revenue was $2.0 billion for the nine months ended September 30, 2022, an increase of $891.1 million, or 83.7%, compared to $1.1 billion for the nine months ended September 30, 2021. The increase was primarily driven by a 81.2% increase in the total member months and a 1.4% increase in total revenue per member per month. The increase in member months was due to an increase in the total number of members served at new and existing centers due to organic growth and as a result of certain acquisitions.

Fee-for-service and other revenue. Fee-for-service and other revenue was $102.8 million for the nine months ended September 30, 2022, an increase of $50.3 million, or 95.8%, compared to $52.5 million for the nine months ended September 30,

2021. The increase in fee-for-service and other revenue was primarily attributable to an increase in patients served across existing centers as well as a $8.0 million benefit from claims irrevocably assigned to MSP.
Operating Expenses

	Nine Months Ended September 30,
($ in thousands)	2022	2021	$ Change	% Change
Operating expenses:
Third-party medical costs	$1,566,661	$868,177	$698,484	80.5%
Direct patient expense	177,190	120,212	56,978	47.4%
Selling, general, and administrative expenses	314,617	158,786	155,831	98.1%
Depreciation and amortization expense	64,215	30,746	33,469	108.9%
Transaction costs and other	19,616	36,274	(16,658)	-45.9%
Change in fair value of contingent consideration	(9,525)	(4,152)	(5,373)	N/A
Total operating expenses	$2,132,774	$1,210,043	$922,731

Third-party medical costs. Third-party medical costs were $1.6 billion for the nine months ended September 30, 2022, an increase of $698.5 million, or 80.5%, compared to $868.2 million for the nine months ended September 30, 2021. The increase was driven by a 81.2% increase in total member months, the addition of Direct Contracting Entity ("DCE") members with higher medical costs, and the trending shift toward proportionately more higher acuity patients across service lines. Further, in the nine months ended September 30, 2022 there was $6 million of unfavorable prior year claims development for the Company's Medicare DCE program. During the nine months ended September 30, 2022, $41.0 million was recognized as a reduction in third-party medical costs related to claims irrevocably assigned to MSP for recovery. This amount was offset by $7.3 million that was recognized during the twelve months ended December 31, 2021 related to certain of the claims assigned to MSP which the Company was previously independently pursuing from a third-party payor. During the nine months ended September 30, 2021 $5.4 million was recognized as a reduction to third party medical costs related to the third-party payor.

Direct patient expense. Direct patient expense was $177.2 million for the nine months ended September 30, 2022, an increase of $57.0 million, or 47.4%, compared to $120.2 million for the nine months ended September 30, 2021. The increase was primarily driven by increases in payroll and benefits of $42.4 million, pharmacy drugs of $8.4 million, provider payments of $0.8 million, and medical supplies of $4.3 million.

Selling, general, and administrative expenses. Selling, general, and administrative expenses were $314.6 million for the nine months ended September 30, 2022, an increase of $155.8 million, or 98.1%, compared to $158.8 million for the nine months ended September 30, 2021. The increase was primarily driven by higher salaries and benefits of $62.2 million, stock-based compensation of $29.5 million, occupancy costs of $20.6 million, legal and professional services of $17.6 million, which included a one-time fee to MSP of $5.0 million related to a professional services agreement, and marketing expenses of $11.0 million. These increases were incurred to support the continued growth of our business and expansion into other states.

Depreciation and amortization expense. Depreciation and amortization expense was $64.2 million for the nine months ended September 30, 2022, an increase of $33.5 million, or 108.9%, compared to $30.7 million for the nine months ended September 30, 2021. The increase was driven by purchases of new property and equipment to support the growth of our business during the period as well as the addition of several brand names, non-compete agreements, and payor relationships from our 2021 and 2022 acquisitions.
Transaction costs and other. Transaction costs and other were $19.6 million for the nine months ended September 30, 2022, a decrease of $16.7 million, or 45.9%, compared to $36.3 million for the nine months ended September 30, 2021. The decrease related to higher than usual transactions costs in 2021 related to the Business Combination and a decrease in acquisitions in 2022.

Change in fair value of contingent consideration. Contingent consideration generated a gain of $9.5 million for the nine months ended September 30, 2022. A gain of $2.1 million related to an amount owed for an acquisition that will be paid in Class A common stock where the decrease in the liability and corresponding gain was a result of our stock price decreasing during the nine months ended September 30, 2022. Additionally, a gain of $2.9 million was recorded related to derecognizing University's contingent consideration from the balance sheet as of September 30, 2022. Further, a gain of $4.5 million was recorded related to an acquisition completed on August 5, 2022, as described above, resulting from a change in the fair value of a put and call option and performance of the assets acquired in the acquisition.

Other Income (Expense)

	Nine Months Ended September 30,
($ in thousands)	2022	2021	$ Change	% Change
Other income and expense:
Interest expense	$(42,868)	$(36,363)	$(6,505)	17.9%
Interest income	7	4	3	75.0%
Loss on extinguishment of debt	(1,428)	(13,225)	11,797	-89.2%
Change in fair value of warrant liabilities	(8,383)	24,565	(32,948)	-134.1%
Other income (expense)	884	(54)	938	N/A
Total other income (expense)	$(51,788)	$(25,073)	$(26,715)

Interest expense. Interest expense was $42.9 million for the nine months ended September 30, 2022, an increase of $6.5 million, or 17.9%, compared to $36.4 million for the nine months ended September 30, 2021. The increase was primarily driven by interest incurred on our higher outstanding borrowings.

Loss on extinguishment of debt. Loss on extinguishment of debt was $1.4 million for the nine months ended September 30, 2022 related to the amendment to the Credit Agreement in January 2022. See Note 11 - "Debt" for more details of the extinguishment.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities was $8.4 million for the nine months ended September 30, 2022 as a result of a change in the fair value of the public warrants and private placement warrants assumed in connection with the Business Combination.

Liquidity and Capital Resources

General
We have financed our operations principally through the Business Combination and debt securities and borrowings. As of September 30, 2022 and December 31, 2021, we had cash, cash equivalents and restricted cash of $24.1 million and $163.2 million, respectively. As of September 30, 2022 and December 31, 2021, borrowings under the revolving credit facility had an available balance of $120.0 million. Our cash, cash equivalents and restricted cash primarily consist of highly liquid investments in money market funds and cash. Since our inception, we have generated significant operating losses from our operations, as reflected in our accumulated deficit of $137.7 million as of September 30, 2022 and negative cash flows from operations.

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

Since December 31, 2021, we did not raise any capital through debt financing. We completed seven acquisitions for total cash consideration of $5.0 million in the nine months ended September 30, 2022 and have deferred payments of $1.5 million and issued $39.3 million in equity.

Upon the completion of the Business Combination, Cano Health, Inc. became a party to the Tax Receivable Agreement ("TRA"). Under the terms of that agreement, Cano Health, Inc. generally will be required to pay to the Seller and to each other person from time to time that becomes a “TRA Party” under the Tax Receivable Agreement, 85% of the tax savings, if any, that

Cano Health, Inc. is deemed to realize in certain circumstances as a result of certain tax attributes that exist following the Business Combination and that are created thereafter, including as a result of payments made under the Tax Receivable Agreement. See further discussion related to the TRA agreement in Note 17, "Income Taxes" in our unaudited condensed consolidated financial statements.

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

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

	Nine Months Ended September 30,
($ in thousands)	2022	2021
Net cash provided by (used in) operating activities	$(84,158)	$(94,493)
Net cash provided by (used in) investing activities	(48,153)	(1,112,848)
Net cash provided by (used in) financing activities	(6,762)	1,382,447
Net Increase (decrease) in cash, cash equivalents and restricted cash	(139,073)	175,106
Cash, cash equivalents and restricted cash at beginning of year	163,170	33,807
Cash, cash equivalents and restricted cash at end of period	$24,097	$208,913

Operating Activities
For the nine months ended September 30, 2022, net cash used in operating activities was $84.2 million, a decrease of $10.3 million in cash outflows compared to net cash used in operating activities of $94.5 million for the nine months ended September 30, 2021. Significant changes impacting net cash used in operating activities were as follows:

An increase in cash of $78.5 million related to net loss and non-cash charges and credits, primarily related to the following:
•Increase in net losses of $9.4 million
•Decrease in non-cash loss on extinguishment of debt of $11.8 million

Offset by the following non-cash items:
•Increase in depreciation and amortization of $33.5 million,
•Increase in loss related to the change in the fair value of warrant liabilities of $32.9 million,
•Increase in stock-based compensation expense of $29.5 million.

A decrease in cash of $68.1 million related to operating assets and liabilities primarily resulting from:
•Changes in accounts receivable due to the timing of collections and the growth in membership;
•Changes in liability for unpaid claims due to the growth in membership; and,
•Changes in accounts payable and accrued expenses due to the timing of payments.

Investing Activities

For the nine months ended September 30, 2022, net cash used in investing activities was $48.2 million, a decrease of $1.1 billion in cash outflows compared to net cash used in investing activities of $1.1 billion for the nine months ended September 30, 2021 due primarily to a decrease in cash used for acquisitions slightly offset by increased capital expenditures.

Financing Activities

Net cash used in financing activities was $6.8 million during the nine months ended September 30, 2022, a decrease of $1.4 billion compared to net cash provided by financing activities of $1.4 billion during the nine months ended September 30, 2021 primarily due to proceeds received in the Business Combination in June of 2021.

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

By definition, EBITDA consists of net income (loss) before interest, income taxes, depreciation and amortization. Adjusted EBITDA is EBITDA adjusted to add back the effect of certain expenses, such as stock-based compensation expense, de novo losses (consisting of costs associated with the ramp up of new medical centers and losses incurred for the twelve months after the opening of a new facility), transaction costs (consisting of transaction costs and corporate development payroll costs), restructuring and other charges, fair value adjustments in contingent consideration, loss on extinguishment of debt and changes in fair value of warrant liabilities. Adjusted EBITDA is a key measure used by our management to assess the operating and financial performance of our Company.

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

The following table provides a reconciliation of net loss to non-GAAP financial information:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Net loss	$(112,011)	$(64,840)	$(126,660)	$(117,240)
Interest income	(4)	(1)	(7)	(4)
Interest expense	16,451	16,023	42,868	36,363
Income tax expense (benefit)	(1,248)	547	641	(762)
Depreciation and amortization expense	25,343	16,955	64,215	30,746
EBITDA	$(71,469)	$(31,316)	$(18,943)	$(50,897)
Stock-based compensation	11,041	9,451	42,641	13,130
De novo (1)	24,282	10,178	59,567	24,561
Transaction costs (2)	6,733	12,503	24,445	39,297
Restructuring and other (3)	5,245	2,123	8,846	5,513
Change in fair value of contingent consideration	900	(3,940)	(9,525)	(4,152)
Loss on extinguishment of debt	—	—	1,428	13,225
Change in fair value of warrant liabilities	65,721	14,650	8,383	(24,565)
Adjusted EBITDA	$42,453	$13,649	$116,842	$16,112

(1) De novo losses include those costs associated with the ramp up of new medical centers and losses incurred after the opening of a new facility. These costs collectively are higher than comparable expenses incurred once such a facility has been opened and is generating revenue, and would not have been incurred unless a new facility was being opened.

(2) Transaction costs included $1.7 million and $1.3 million for the three months ended September 30, 2022 and 2021, respectively, and $4.3 million and $3.0 million for the nine months ended September 30, 2022 and 2021, respectively, of corporate development payroll costs. Corporate development payroll costs include those expenses directly related to the additional staff needed to support our acquisition activity.

(3) Restructuring and other included a one-time fee from MSP of $5.0 million related to a professional service agreement for the three and nine months ended September 30, 2022.

We experienced an increase in EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2022 compared to September 30, 2021. The increases in EBITDA and Adjusted EBITDA relate to growth in the overall business of the Company.

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

For a description of our legal proceedings, please see the description set forth in the “Legal Matters” section in Note 16 "Commitments and Contingencies" in the notes to the unaudited condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report.

Item 1A.    Risk Factors

There have been no material changes in the risk factors disclosed under Part I, Item 1A "Risk Factors" in our Form 10-K for the year ended December 31, 2021.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On August 16, 2022, the Company issued 5,859,438 shares of Class A commons stock to Belen Health, LLC pursuant to an asset purchase agreement, dated as of August 5, 2022, by and among Cano Health, Inc., Cano Health, LLC, Belen Health, LLC and Enrique Zamora. These shares were not registered under the Securities Act in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act.

On August 16, 2022, the Company issued 281,629 shares of Class A common stock to Joel Lago pursuant to a transaction sourcing agreement, dated as of January 1, 2021, by and between Cano Health, LLC and Joel Lago. These shares were not registered under the Securities Act in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act.

On August 22, 2022, the Company issued 104,522 shares of Class A common stock to Aida E. Castro, M.D. P.A. pursuant to an asset purchase agreement, dated as of August 12, 2022, by and among Aida Castro MD, PA., Aida Castro, MD and Cano Health, LLC. These shares were not registered under the Securities Act in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act.

On September 1, 2022, the Company issued 527,542 shares of Class A common stock to Ricardo Martinez pursuant to an asset purchase agreement, dated as of June 6, 2022, by and among Cano Health, LLC, Centro Medico Latino Americano De West Palm Beach, Corp., Ricardo Martinez and Gloria Arango. These shares were not registered under the Securities Act in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act.

On September 1, 2022, the Company issued 25,386 shares of Class A common stock as a finder’s fee to Robert Camerlinck in connection with the Company’s acquisition of Doctor’s Medical Center, LLC and its affiliates. These shares were not registered under the Securities Act in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act.

On September 1, 2022, the Company issued 97,313 shares of Class A common stock as a finder’s fee to Dan Miller in connection with the Company’s acquisition of Doctor’s Medical Center, LLC and its affiliates. These shares were not registered under the Securities Act in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act.

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

10.1
Employment Agreement, dated August 1, 2022, by and between Cano Health, Inc. and Robert Camerlinck (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 5, 2022).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

*	Filed herewith.
**
The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to be furnished with this Quarterly Report and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by referenceFurnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANO HEALTH, INC.

Date		Signature	Title

November 9, 2022	By:	/s/ Dr. Marlow Hernandez	Chief Executive Officer
		Dr. Marlow Hernandez	(Principal Executive Officer)

November 9, 2022	By:	/s/ Brian D. Koppy	Chief Financial Officer
		Brian D. Koppy	(Principal Financial Officer)

November 9, 2022	By:	/s/ Mark Novell	Chief Accounting Officer
		Mark Novell	(Principal Accounting Officer)