Form 10-K
period 2022-12-31
Cano Health, Inc.
filed 2023-03-15
CIK 1800682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K
__________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Large accelerated filer     ☒
Non-accelerated filer     ☐
Accelerated filer         ☐
Smaller reporting company    ☐
Emerging growth company    ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting common stock held by non-affiliates of the registrant on June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter was $1,152,119,190
As of March 13, 2023 the registrant had 264,174,645 shares of Class A common stock outstanding and 264,003,919 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's definitive proxy statement for the 2023 annual meeting of stockholders, a definitive copy of which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2022, are incorporated by reference herein as portions of Part III of this Annual Report on Form 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (this "Form 10-K") may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

•our history of net losses and our ability to achieve or maintain profitability in an environment of increasing expenses, such as (a) our belief that our contracted recurring revenue model offers us highly predictable revenue and rewards us for providing high-quality care, rather than driving a high volume of services; (b) our belief that in this capitated arrangement, our goals are well-aligned with payors and patients alike in that the more we improve health outcomes, the more profitable we will be over time; and (c) our belief that our selling, general and administrative expenses will decrease as a percentage of revenue over the long-term, although they may fluctuate as a percentage of revenue from period to period due to the timing and amount of these expenses;
•our financial and business performance, including our ability to execute our business plan, such as (a) our belief that we represent an attractive opportunity for payors to meaningfully improve their overall membership growth in a given market without assuming any financial downside; and (b) our belief that our affiliate model is an important growth avenue as it serves as a feeder into our acquisition pipeline, enabling us to evaluate and target affiliated practices for acquisition based on our operational experience with them;
•our business strategies, expansion plans, opportunities, future operations, financial position, liquidity, estimated revenues, reimbursement rates, forecasts, projected costs, prospects and plans; such as (a) our future plans to continue to supplement our organic growth with acquisitions that allow us to enter new markets and extend our services, while planning to significantly reduce our de novo investments in 2023; (b) our belief that our continued growth and success depend, in part, on our ability to protect our intellectual property and internally developed technology, including CanoPanorama; (c) our belief that by improving access to care in underserved communities, enhancing quality of care and promoting wellness results in superior clinical outcomes and high member satisfaction and that this combination of factors allows us to compete favorably in any market; (d) our vision to become a leader in primary care by improving the health, wellness and quality of life of the communities we serve, while reducing healthcare costs; (e) our belief that while we are one of the largest independent primary care platforms in the U.S., we still maintain significant growth runway; (f) our belief that our model is well-positioned to capitalize on the large and growing opportunity being driven by the marketplace’s shift to value-based care, demographic tailwinds in the market and the increased focus on improving health outcomes, care quality and the patient experience; (g) our belief that our ability to organically add new members is a key driver of our growth and that we have a large embedded growth opportunity within our existing medical center base; (h) our belief that in our medical centers that are approaching full capacity, we are able to augment our footprint by expanding our existing medical centers and opening de novo centers or acquiring centers that are more convenient for our members; and (i) our belief that maintaining, supporting and growing our relationships with Medicare and Medicaid health plans, including Humana, UnitedHealthcare and Elevance (or their respective affiliates), is critical to our long-term success and our belief that our alignment of interests and our highly effective care model will ensure continued success with our payor partners;
•changes in applicable laws, rules or regulations, including with respect to health plans and payors and our relationships with such plans and payors, and provisions that impact Medicare and Medicaid programs, such as unexpected changes in anticipated reimbursement rates;
•our ability to realize expected results, including results with respect to patient membership, revenue and earnings;

•the effect of our relatively limited operating history on investors' ability to evaluate our current business and future prospects;
•our ability to grow market share in existing markets or enter into new markets and success of acquisitions;
•our ability to predict and control our medical claims expense ratio, such as due to unexpected increases in the costs of providing medical services to our members;
•the impact on our business from changes in the payor mix of our patients and potential decreases in our reimbursement rates;
•the impact on our business of reductions in Medicare reimbursement rates or changes in the rules governing the Medicare program;
•our dependence on reimbursements by third-party payors and payments by individuals;
•our assumption under most of our agreements with health plans of some or all of the risk that the cost of providing services will exceed our compensation;
•the impact on our business of renegotiation, non-renewal or termination of capitation agreements with health plans;
•the impact on our results from operations from Medicare’s risk adjustment payment system;
•the risk associated with estimating the amount of revenues and refund liabilities that we recognize under our risk agreements with health plans, as well as our estimates about our third-party medical costs (including incurred but not report medical service accruals), such as our expectation that our third-party medical costs will increase given the healthcare spending trends within the Medicare population;
•the risk that we may not be able to procure sufficient space on terms that are acceptable to us or that the costs of procuring and outfitting such space becomes uneconomical, such as due to the prevailing difficult conditions in the global supply chain environment;
•our predictions about the need for our wellness centers, including the attractiveness of our services and offerings and member retention rates;
•competition in our industry, the advantages of our services, products and technology over competing services, products and technology existing in the market, and competitive factors including with respect to technological capabilities, cost and scalability;
•our ability to recognize the benefits of the Business Combination (as defined herein) and our other recent acquisitions, which may be affected by, among other things, competition and our ability to grow and manage growth profitability;
•our expectations regarding our sources and uses of cash and liquidity, such as (a) our ability to access new capital through sales of shares of our Class A common stock or other equity instruments issuances of debt, which if unsuccessful may harm our liquidity and/or negatively affect our ability to grow our business; (b) our expectation that that our existing cash, cash equivalents and restricted cash, along with our expected cash generation through operations, our 2023 Term Loan Financing and revolving line of credit will be sufficient to fund our operating and capital needs for at least the next 12 months from the date of issuance of the audited consolidated financial statements included in this 2022 Form 10-K, which may be adversely impacted by, among other things, unexpected changes in our future capital requirements which depend on many factors, including our growth rate, medical expenses and/or our review of all aspects of our value-based care platform; (c) our expectation that our net cash used in investing activities will be less in 2023 due to a significant reduction in spending on de novo medical centers; (d) our expectation that our interest expense will increase by approximately $18.0 million in 2023 driven by the 2023 Term Loan; and (e) our expectation that we will be compliant with the quarterly financial covenant calculation under the 2023 Term Loan for all quarters in 2023;
•our anticipated financial performance, including gross margin, and the expectation that our future results of operations will fluctuate for the foreseeable future;
•our expected capital expenditures, cost of revenue and other future expenses, and the existing and planned sources of funds to satisfy our liquidity needs;

•our ability to predict changes to the Medicare Advantage, Medicare Global and Professional Direct Contracting Entity ("DCE") and Medicare patients under Accountable Care Organizations ("ACO") programs as it relates to benchmarks and shared savings;
•our ability to maintain proper and effective internal controls;

•the outcome of any known and unknown litigation and regulatory proceedings, such as our (a) expectation that we have meritorious defenses to the allegations in the lawsuit captioned Alberto Gonzalez v. Cano Health, Inc. f/k/a Jaws Acquisition Corp., et al. Alberto Gonzalez v. Cano Health, Inc. f/k/a Jaws Acquisition Corp., et al. (No. 1:22-cv-20827) and our plans to vigorously defend against such action; and (b) our expectation that the resolution of various other asserted and unasserted potential claims encountered in the normal course of business will not have a material effect on our consolidated financial position, results of operations or cash flows; and
•Management’s estimates and judgments regarding our deferred tax assets, and that such assets may not be realized in future periods in amounts equal to their recorded amounts, which could results in adjustments to our valuation allowances and provision for income taxes, and our belief that it is not more-likely-than-not that all of our deferred tax assets will be realized and our belief that no tax uncertainties exist with respect to its having analyzed filing positions in the Federal, State, local and foreign jurisdictions where it is required to file income tax returns for all open tax years.

These forward-looking statements are based on information available to us at the time of this Form 10-K and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known or unknown factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in Form 10-K in the context of these risks and uncertainties. We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this Form 10-K are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Form 10-K. This summary should be read in conjunction with the risk factors detailed more fully below and should not be relied upon as an exhaustive summary of the material risks facing our business.

•Our existing indebtedness could adversely affect our business and growth prospects. The terms of the Credit Agreements and our Senior Notes (as defined herein) restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
•An adverse change in our credit ratings and changes in outlook could adversely affect our borrowing capacity and the terms on which we may borrow, such as higher interest rates.
•Under most of our agreements with health plans, we assume some or all of the risk that the cost of providing services will exceed our compensation.
•Our revenues and operations are dependent upon a limited number of key existing payors and our continued relationship with those payors, and disruptions in those relationships (including renegotiation, non-renewal or termination of capitation agreements) or the inability of such payors to maintain their contracts with the Centers for Medicare and Medicaid Services (the "CMS") could adversely affect our business.
•Reductions in the quality ratings of the health plans that we serve could have a material adverse effect on our business, results of operations, financial condition, liquidity and/or cash flows.
•Our medical centers are concentrated in certain geographic regions, which makes us sensitive to regulatory, economic, environmental and competitive conditions in those regions.
•We may incur greater than anticipated costs and expenses related to our plans to significantly reduce our investments in de novo medical centers in 2023.
•We primarily depend on reimbursements by third-party payors, which could lead to delays and uncertainties in the reimbursement process and which may fluctuate from our forecasts of these reimbursement rates.
•We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to achieve or maintain profitability.
•We depend on our senior management team and other key employees, and the loss of one or more of these employees or our inability to attract and retain other highly skilled employees could harm our business.
•If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and member satisfaction or adequately address competitive challenges.
•While we currently plan to significantly reduce our investments in de novo medical centers in 2023, in the future we may not be able to identify suitable de novo expansion opportunities, engage with payors in new markets to continue extension of financial risk-sharing model agreements that have proved successful in our existing markets or cost-effectively develop, staff and establish such new medical centers in new markets.
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
•Reductions in Medicare reimbursement rates or changes in the rules governing the Medicare program (including changes to Medicare Advantage, Accountable Care Organizations, Direct Contracting Entities (including the transition to ACO REACH program), and traditional Medicare programs) could have a material adverse effect on our financial condition, liquidity and/or results of operations.

Our business could be harmed if the Affordable Care Act, or (the "ACA"), is overturned or by any legislative, regulatory or industry change that reduces healthcare spending or otherwise slows or limits the transition to more assumption of risk by healthcare providers.

•Our use, disclosure, and other processing of personally identifiable information, including health information, is subject to the regulations implementing the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, or ("HIPPA") and other federal and state privacy and security regulations. If we suffer a data breach or unauthorized disclosure, we could incur significant liability, including potential costs, expenses, fines and damages resulting from government and private investigations and claims of privacy and security non-compliance. We could also suffer significant reputational harm as a result which, in turn, could have a material adverse effect on our member base and revenue.
•We are currently and may in the future be subject to legal proceedings and litigation, including intellectual property, privacy and medical malpractice disputes, which are costly to defend and the potential costs, expenses, fines and damages resulting from such actions could materially harm our business and results of operations.
•We may be unable to realize our cost reduction objectives from any restructuring programs that we may pursue from time to time, such as our December 2022 reduction in force, which could affect our ability to fund other initiatives and adversely impact our profitability.
•We are heavily dependent upon the current state and federal healthcare programs, primarily Medicare Advantage, ACO REACH, and Medicaid managed care, in heavily competitive and segmented markets that are constantly changing.
•If for any 30 consecutive business days, the bid price for our Class A common stock closes below the minimum $1.00 per share requirement for continued inclusion on the NYSE, we would become subject to the NYSE’s delisting procedures.
If we are unable to adequately address these and other risks we face, our business, results of operations, financial condition, liquidity and/or prospects may be harmed.

Item 1. Business

Overview

We are a primary care-centric, technology-powered healthcare delivery and population health management platform designed with a focus on clinical excellence. Our mission is simple: to improve patient health by delivering superior primary care medical services while forging life-long bonds with our members. Our vision is clear: to become a leader in primary care by improving the health, wellness and quality of life of the communities we serve, while using disciplined cost controls to reduce healthcare costs.

We are one of the largest independent primary care physician groups in the U.S. We utilize our technology-powered, value-based care delivery platform to provide care for our members. As of December 31, 2022, we employed approximately 400 providers (i.e., physicians, nurse practitioners, and physician assistants) across our 172 owned medical centers, and maintained affiliate relationships with approximately 1,500 physicians and approximately 800 clinical support employees focused on supporting physicians in enabling patient care and experience. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance Metrics” for how we define our members and medical centers. We predominantly enter into capitated contracts with the nation’s largest health plans to provide holistic, comprehensive healthcare. In 2022, a significant portion of our revenues were from recurring capitated arrangements. We predominantly recognize recurring per member per month capitated revenue, which, in the case of health plans, is a pre-negotiated percentage of the premium that the health plan receives from the CMS. We also provide practice management and administrative support services to independent physicians and group practices that we do not own through our managed services organization relationships, which we refer to as our affiliate providers. Our contracted recurring revenue model offers us highly predictable revenue and rewards us for providing high-quality care, rather than driving a high volume of services. In this capitated arrangement, our goals are well-aligned with payors and patients alike—the more we improve health outcomes, the more profitable we will be over time. CanoPanorama, our proprietary population health management technology-powered platform, is a critical enabler of our efforts to deliver superior clinical care.

We provide access to high-quality care to primarily underserved and dual-eligible (i.e., eligible for both Medicare and Medicaid) populations, many of whom live in economically disadvantaged and minority communities, thereby contributing to the revitalization of these communities. We have rapidly expanded to become a well-recognized, multi-state provider that is primarily focused on Medicare-eligible beneficiaries where we can have the greatest positive impact on our members and for our payors.

Significant Challenges Facing the Healthcare System Today

The healthcare system in the U.S. today faces many challenges. The U.S. spends more on healthcare per capita than any other country in the world, but its health outcomes are no better and, in many cases, worse than other comparable nations. The current U.S. healthcare model has significant shortcomings, with poor primary care access and experience, a lack of longitudinal engagement and care coordination for patients, poor use of data to effectively drive decision-making and physicians incentivized to provide higher quantities of procedures over quality of care. The U.S. suffers from lower relative spending on primary care, with approximately 6% of U.S. healthcare spending on primary care compared to an average of approximately 14% across the member countries of the Organization for Economic Co-operation and Development (the "OECD"). The result is inferior health outcomes, with preventive health services used at approximately 55% of the recommended rate, 18 million avoidable visits to U.S. emergency rooms each year, 63% of Medicare Advantage patients and 77% of patients dually eligible for both Medicare and Medicaid with two or more chronic conditions, and an estimated $850 billion of wasted healthcare spending annually.

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

Value-based care refers to the goal of incentivizing healthcare providers to simultaneously increase quality while lowering the cost of care. Value-based care is viewed by many as a superior payor model, because it aligns the incentives of (i) providers, (ii) payors, and (iii) patients, and drives better care and superior patient experiences. In a value-based care model, providers are able to achieve higher profitability by improving long-term member health outcomes. We believe that the traditional fee-for-service model does not optimally incentivize physicians—it incentivizes volume rather than quality, as physicians are paid solely based on the amount of healthcare services they deliver. This leads to less focus on preventive care and care coordination, which often results in inferior long-term health outcomes and ultimately higher healthcare costs for both payors and patients.

As a result, there has been a shift in Medicare from the traditional payment model to value-based care. Medicare Advantage is currently the fastest growing market in the healthcare industry serving seniors, due in part to an aging population and accelerated healthcare spend. According to the Congressional Budget Office, annual Medicare spending is expected to increase from $1 trillion in 2023 to $1.5 trillion by 2028. Within Medicare, Medicare Advantage membership is projected to increase at a compounded annual growth rate of 6%, and penetration of the eligible Medicare beneficiary population is expected to increase from 48% in 2022 to 60% by 2028.

The recent shift toward Medicare Advantage is driven by enhanced plan benefits and the superior cost-efficiency and quality offered relative to original fee-for-service Medicare. Medicare Advantage has broad bipartisan political support because of increasing evidence that Medicare Advantage delivers better quality and cost outcomes relative to original fee-for-service Medicare.

We focus on capitated contracts where we can make the greatest impact. Our value-based model is predominantly driven by contractual arrangements with payors in which we recognize recurring per member per month capitated revenue. These payors include CMS and managed care organizations, such as Humana, UnitedHealthcare, Elevance Health, CVS Health (or their respective affiliates) and others contracted by CMS. In return, we are generally responsible for all of the healthcare costs of those members incurred at our primary care locations, in addition to all third-party medical expenses (hospital visits, specialist services, surgical services, prescription drug costs, etc.).

Our Approach

We deliver value-based primary care through an integrated model. We believe that individualization, care coordination, analytics and risk management produce the best healthcare outcomes and results. With this in mind, we believe that we can simultaneously deliver value to patients, payors and providers.

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

Payors: Payors want three things: high-quality care, membership growth and effective medical cost management. The quality of our care is reflected in high quality ratings, increasing the premiums paid by CMS to health plans. Our quality primary care providers have driven our membership growth. Finally, we are at risk for our members' medical costs, which helps plans achieve predictable margins.

Providers: Our employed physicians receive the tools and multi-disciplinary support they need to focus on medicine, their patients and their families rather than administrative matters, such as pre-authorizations, referrals, billing and coding. Our physicians receive ongoing training through regular clinical meetings to review the latest findings in primary care medicine. In addition, our physicians are eligible to receive a bonus based upon optimal patient results, including the reduction in patient emergency room visits and hospital admission, among other metrics.

We enter into employment agreements with our employed providers to deliver services to patients. We also contract with independent physicians and group practices that we do not own through our managed services organization. We enter into Primary Care Physician Provider Agreements with affiliated physicians pursuant to which we provide administrative services, including payor and specialty provider contract negotiation, credentialing, coding, and managed care analytics. We pay the affiliates a primary care fee plus a portion of the surplus of premium in excess of third-party medical costs. The primary care fee paid to affiliates is recorded as third party medical cost. The surplus portion paid to affiliates is recorded as direct patient expense. These administrative services arrangements are subject to state laws, including those in certain of the states where we operate, which prohibit the practice of medicine by, and/or the splitting of professional fees with, non-professional persons or entities such as general business corporations.

The Cano Health Care Delivery Platform

The key attributes of the Cano Health care delivery platform are:

Clinical excellence: While our members tend to be sicker than the average Medicare patient, we believe they have better outcomes than comparable Medicare patients. We focus on ensuring low mortality rates, as well as a fewer hospital stays and emergency room visits for our members, as measured through hospital admissions per thousand members and emergency room visits per thousand members, respectively. We compare these metrics against Medicare benchmarks as a way to assess performance. We also focus on the HEDIS quality score for our members, a tool used by health plans to measure performance on important dimensions of care and service.

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

CanoPanorama: To turn our principles into results that benefit our members, providers and the healthcare system as a whole, we utilize a population health management platform known as CanoPanorama. CanoPanorama integrates all member data into one consolidated and centralized repository, in order to assist providers in accessing fragmented information across the health system and get a complete picture regarding their patient. The platform also provides analytics, reports and protocols that inform key care management activities by our employees and physicians. Through CanoPanorama, we develop and implement processes that utilize dynamic risk stratification and drive proactive member engagement to ensure members receive the right care and physicians receive the right support.

Relationships with leading health plans: We have established strong relationships with numerous health plans and are an essential component of their provider network. We are capable of delivering membership growth, clinical quality and medical cost management based on our care coordination strategy, differentiated quality metrics and strong relationships with members. We have established ourselves as a top-quality provider across multiple Medicare and Medicaid payors including Humana, UnitedHealthcare, Elevance Health, CVS Health and others.

In particular, we are an important partner for Humana, a market leader among Medicare Advantage plans. In Florida, Humana’s largest Medicare Advantage market, we served more than 64,000 Humana Medicare Advantage members, as of December 31, 2022. Pursuant to certain agreements with Humana, as of December 31, 2022, we operated 13 medical centers in Texas, Nevada, and Florida for which Humana is the exclusive health plan for Medicare Advantage products. Humana has been granted a right of first refusal on any sale, lease, license or other disposition, in one transaction or a series of related transactions, of assets, businesses, divisions or subsidiaries that constitute 20% or more of the net revenues, net income or assets of, or any equity transaction (including by way of merger, consolidation, recapitalization, exchange offer, spin-off, split-off, reorganization or sale of securities) that results in a change of control of, Primary Care (ITC) Intermediate Holdings, LLC (“PCIH”), PCIH’s sole member, Primary Care (ITC) Holdings, LLC, which is referred to herein as the Seller, or the Company or its subsidiary, HP MSO, LLC. If exercised, Humana would have the right to acquire the assets or equity interests by matching the terms of the proposed sale transaction.

Our Multi-Pronged Growth Strategy

Our flexible, multi-pronged growth strategy focuses on (i) organic growth in current markets, (ii) expansion into new markets, (iii) accretive acquisitions, and (iv) multiple value-based care opportunities.

While we have grown our business to encompass 172 medical centers as of December 31, 2022, we are experiencing less than anticipated patient utilization rates. Accordingly, the Company plans to significantly reduce its de novo investments in 2023.

Organic Growth in Current Markets

Organic membership growth is driven by increasing capacity at existing medical centers, building de novo medical centers, consolidating the best-performing of our existing affiliates and adding small practices whose patients and medical centers are blended with our nearby owned medical centers.

In medical centers that are approaching full capacity, we are able to augment our footprint by expanding our existing medical centers, and by opening de novo centers or acquiring centers that are more convenient for our members. Please see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Key Factors Affecting Our Performance - Expand our Medical Center Base.”

Expansion into New Geographies

In 2020, we began operating medical centers outside of our original Florida market. As of December 31, 2022, we operate medical centers in Florida, Texas, Nevada, New Mexico, Illinois, and California. We tailor our entry strategy to the characteristics of the specific market and provide a customized solution to meet that market’s needs. When choosing a market to enter, we look at various factors, including (i) Medicare population density, (ii) underserved demographics, (iii) existing payor relationships and (iv) specialist and hospital access/capacity. We typically choose a location that is highly visible and accessible and work to enhance brand development pre-entry.

Accretive Acquisitions

We have and plan to continue to supplement our organic growth with acquisitions that allow us to enter new markets and extend our services. We invest in marketing, technology and operations for our acquired medical centers, which helps increase enrollment, improve documentation and coding and drive efficient workflows. We have also developed detailed processes and maintain dedicated teams for managing acquisition and integration activities.

Direct Contracting / ACO REACH

The Accountable Care Organization Realizing Equity, Access, and Community Health, or ACO REACH, Model is the redesigned version of the Global and Professional Direct Contracting (GPDC) Model and promotes health equity and focuses on bringing the benefits of accountable care to Medicare beneficiaries in underserved communities. A key aspect of direct contracting is providing new opportunities for a variety of different DCEs to participate in capitated arrangements in Medicare fee-for-service. In this direct contracting model, CMS contracts directly with providers designated as DCEs and is part of CMS’s strategy to drive broader healthcare reform and accelerate the shift from original fee-for-service Medicare toward value-based care models. Relative to existing initiatives, the payment model options also include a reduced set of quality measures that focus more on outcomes and beneficiary experience than on process.

On February 24, 2022 the Center for Medicare and Medicaid Innovation (the “CMMI”) announced it was sunsetting the Global and Professional Direct Contracting (“GPDC”) Model in its then-current form, and transitioning certain participants and members into the newly established ACO REACH Model, beginning in 2023.

The first performance year of the redesigned ACO REACH Model started on January 1, 2023, and the model performance period will run through 2026. Our wholly owned subsidiary, American Choice Healthcare, LLC, is one of 132 Accountable Care Organizations (ACOs) participating in the 2023 performance year. Prior GPDC Model participants must have maintained a strong compliance record and agreed to meet all the ACO REACH Model requirements by January 1, 2023 to continue participating in the ACO REACH Model as ACOs.

Seasonality to Our Business

Our operational and financial results, including capitated revenue per member per month ("PMPM") medical costs and organic membership growth, experience some variability depending upon the time of year in which they are measured. This variability is most notable in the following areas:

Capitated Revenue Per Member

We typically experience the largest portion of our at-risk patient growth during the first quarter when plan enrollment selections made during the prior annual enrollment period from October 15th through December 7th of the prior year take effect. Excluding the impact of large-scale shifts in membership demographics or acuity, our Medicare Advantage capitated revenue PMPM will generally decline over the course of the year. As the year progresses, Medicare Advantage PMPM typically declines as new members typically join us with less complete or accurate documentation in the previous year (and therefore lower current year Medicare Risk Adjustment ("MRA") revenue).

Medical Costs

Medical costs vary seasonally depending on a number of factors. Typically, we experience higher utilization levels during the first quarter of the year due to influenza and other seasonal illnesses, as well as a result of adding new members with higher acuity. Medical costs also depend upon the number of business days in a period. Shorter periods will typically have lower medical costs due to fewer business days. Business days can also create year-over-year comparability issues if one year has a different number of business days compared to another.

Organic Member Growth
We experience organic member growth throughout the year as existing Medicare Advantage plan members choose our providers and during special enrollment periods when certain eligible individuals can enroll in Medicare Advantage plans during the year. We experience some seasonality with respect to organic enrollment, which is generally higher during the first and fourth quarters, driven by Medicare Advantage plan advertising and marketing campaigns and plan enrollment selections made during the annual open enrollment period. We also grow through serving new and existing traditional Medicare, Affordable Care Act (the "ACA"), Medicaid, and commercial patients.

Governmental Regulations

Our operations and those of our affiliated physician entities are subject to extensive federal, state and local governmental laws, rules and regulations. These laws, rules and regulations require us to meet various standards relating to, among other things; training and education of our employees and contractors on appropriate legal and regulatory requirements; the submission of bills and claims for payment to third-party payors and patients (including appropriate coding for services and items provided); as well as reports to government payment programs; primary care centers and equipment; dispensing of pharmaceuticals, management of centers, personnel qualifications, maintenance of proper records, privacy of client records and quality assurance programs and patient care. If any of our operations or those of our affiliated physicians are found to violate applicable laws, rules or regulations, we could suffer severe consequences that would have a material adverse effect on our business, results of operations, financial condition, liquidity, cash flows, reputation and/or stock price, including:

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
•criminal or civil liability, fines, damages and related costs and expenses which would result from investigations and litigation, exclusion from participating in federal and state healthcare programs and/or monetary penalties for violations of healthcare fraud and abuse laws, including, but not limited to, the federal Anti-Kickback Statute, Civil Monetary Penalties Law of the Social Security Act (the "CMP Statute"), the federal physician self-referral law, commonly referred to as the Stark Law, the False Claims Act (the "FCA"), and/or state analogs to these federal enforcement authorities, or other regulatory requirements;
•enforcement actions by governmental agencies and related fines and/or state law claims for monetary damages by patients who believe their health information has been used, disclosed or not properly safeguarded in violation of federal or state patient privacy laws, including applicable HIPPA regulations, and the associated costs and expenses of such actions;
•mandated changes to our practices or procedures that significantly increase our operating expenses or decrease our revenue;
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
•changes in and reinterpretation of rules and laws by a regulatory agency or court, such as state corporate practice of medicine laws, that could affect the structure and management of our business and our affiliated physician practice corporations;
•negative adjustments or insufficient inflationary adjustments to government payment models including, but not limited to, Medicare Parts A, B, C and D and Medicaid; and
•harm to our reputation, which could negatively impact our business relationships, the terms of payor contracts, our ability to attract and retain patients and physicians, our ability to obtain financing and our ability to access to new business opportunities, among other things.

We expect that our industry will continue to be subject to substantial regulation, the scope and effect of which are difficult to predict. Our activities could be subject to investigations, audits and inquiries by various government and regulatory agencies and private payors with whom we contract at any time in the future. See “Risk Factors—Risks Related to Our Business—Risks Related to Government Regulation.” Adverse findings from such investigations and audits could bring severe consequences that could have a material adverse effect on our business, results of operations, financial condition, liquidity, cash flows, reputation and/or stock price. In addition, private payors could require pre-payment audits of claims, which can negatively affect our cash flow, or terminate contracts for repeated deficiencies.

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

Federal penalties for the violation of the federal Anti-Kickback Statute include imprisonment, fines, penalties and exclusion of the provider from future participation in the federal healthcare programs, including Medicare and Medicaid. Violations of the federal Anti-Kickback Statute are punishable by imprisonment for up to 10 years, fines of up to $100,000 per kickback or both. Larger fines can be imposed upon corporations under the provisions of the U.S. Sentencing Guidelines and the Alternate Fines Statute. Individuals and entities convicted of violating the federal Anti-Kickback Statute are subject to mandatory exclusion from participation in Medicare, Medicaid and other federal healthcare programs for a minimum of 5 years. Civil penalties for violation of the Anti-Kickback Statute include up to $100,000 in monetary penalties per violation, repayments of up to 3 times the total payments between the parties to the arrangement and suspension from future participation in Medicare and Medicaid. Providers are also subject to permissive exclusion from federal healthcare programs for violating the federal Anti-Kickback Statute even if not criminally charged. We may also incur significant costs and expenses in contesting any such actions. Court decisions have held that the statute may be violated even if only one purpose of remuneration is to induce referrals. The ACA amended the federal Anti-Kickback Statute to (i) clarify that the defendant does not need to have actual knowledge of the federal Anti-Kickback Statute or have the specific intent to violate it; and (ii) provide that any claims for items or services resulting from a violation of the federal Anti-Kickback Statute are considered false or fraudulent for purposes of the FCA.

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

If any of our business transactions or arrangements were found to violate the federal Anti-Kickback Statute, we could face, among other things, criminal, civil or administrative sanctions, including possible exclusion from participation in Medicare, Medicaid and other state and federal healthcare programs, and we may also incur significant costs and expenses in contesting any such actions. Any findings that we have violated these laws could have a material adverse impact on our business, results of operations, financial condition, liquidity, cash flows, reputation and/or stock price.

As part of the Department of Health and Human Services’ (the “HHS”), Regulatory Sprint to Coordinated Care (the “Regulatory Sprint”), the HHS Office of Inspector General (the “OIG”), issued a request for information in August 2018 seeking input on regulatory provisions that may act as barriers to coordinated care or value-based care. Specifically, the OIG sought to identify ways in which it might modify or add new safe harbors to the Anti-Kickback Statute (as well as exceptions to the definition of “remuneration” in the beneficiary inducements provision of the CMP Statute) in order to foster arrangements that promote care coordination and advance the delivery of value-based care, while also protecting against harms caused by fraud and abuse. Numerous federal agencies have requested comments and information from the public and have published proposed regulations as part of the Regulatory Sprint on areas that have historically been viewed as barriers to innovative care coordination arrangements.

In November 2020, the CMS and the OIG issued a final rule adding new exceptions and safe harbors to the Stark Law and Anti-Kickback Statute and made modifications to the CMP Statute governing inducements provided to Medicare and Medicaid beneficiaries. OIG identified aspects of the Anti-Kickback Statute and the CMP Statute that posed potential barriers to coordinated care and value-based care and added new safe harbors that attempt to address those barriers. These new Anti-Kickback Statute safe harbors allow, among other things, certain outcomes-based payments, care coordination arrangements, the provision of telehealth technologies and arrangements for patient engagement to be structured in such a manner as to be protected from scrutiny under the Anti-Kickback Statute. Although these safe harbors remain new and the healthcare industry is still trying to determine what business models will benefit from such arrangements, we believe these safe harbors give us additional protection as we continue to implement new strategies to better coordinate patient care. Further, we anticipate that the greater flexibility and certainty allowed by the final regulations could give rise to more competition for physicians in our various markets and may make competitors more attractive to our physicians with less integrated and lower-cost business models.

The OIG has expressed concern over the provision of free or discounted items, and services and other remuneration in connection with patient recruitment (including, for example, patient transportation). We attempt to structure any transfer of value to patients in a manner consistent with the Anti-Kickback Statute and related laws, rules and regulations, as well as guidance issued by OIG.

The Civil Monetary Penalties Statute, 42 U.S.C. § 1320a-7a (the “CMP Statute”) prohibits inducements to beneficiaries (the “Beneficiary Inducements CMP”), 42 U.S.C. § 1320a7a(a)(5). The Beneficiary Inducements CMP provides for the imposition of civil monetary penalties (“CMPs”) against any person who offers or transfers remuneration to a Medicare or State health care program beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier for the order or receipt of any item or service for which payment may be made, in whole or in part, by Medicare or a State health care program. Although we endeavor to operate within the confines of the CMP Statute with respect to beneficiary inducements, we may not always satisfy all of the elements of applicable safe harbors and, as such, could be subjected to scrutiny or investigation or other actions by government enforcement authorities and potential whistleblowers for practices such as complimentary transportation, modest meals for patients, wellness programs, our “Cano Life” program or other patient engagement activities.

Additionally, numerous federal agencies have requested comments and information from the public and have published proposed regulations as part of the Regulatory Sprint on areas that have historically been viewed as barriers to innovative care coordination arrangements. Additionally, the HHS Office of Civil Rights (the "OCR") is also involved, and has called for information from the public regarding ways that the HIPAA regulations could be modernized to support coordinated, value-based care.

Risk Bearing Provider Regulation

Certain of the states where we currently operate (e.g., California) regulate, and other states we, may choose to operate in the future, regulate the operations and financial condition of risk bearing providers like us and our affiliated providers. These regulations can include capital requirements, licensing or certification, requirements to register as a risk-bearing organization, governance controls and other similar matters. While these regulations have not had a material impact on our business to date, as we continue to expand, these rules may require additional resources and capitalization and add complexity to our business.

Stark Law

The Stark Law prohibits a physician who has a financial relationship, or who has an immediate family member who has a financial relationship, with entities providing Designated Health Services ("DHS"), from referring Medicare patients to such entities for the furnishing of DHS, unless an exception applies. Although uncertainty exists, federal agencies and at least one court have taken the position that the Stark Law also applies to Medicaid. DHS is defined to include clinical laboratory services, physical therapy services, occupational therapy services, radiology services including magnetic resonance imaging, computerized axial tomography scans, and ultrasound services, radiation therapy services and supplies, durable medical equipment and supplies, parenteral and enteral nutrients, equipment, and supplies, prosthetics, orthotics and prosthetic devices and supplies, home health services, outpatient prescription drugs, inpatient and outpatient hospital services and outpatient speech-language pathology services. The types of financial arrangements between a physician and an entity providing DHS that trigger the self-referral prohibitions of the Stark Law are broad and include direct and indirect ownership and investment interests and compensation arrangements. The Stark Law prohibits any entity providing DHS that has received a prohibited referral from presenting, or causing to be presented, a claim or billing for the services arising out of the prohibited referral. The Stark Law also prohibits self-referrals within an organization by its own physicians, although broad exceptions exist that cover employed physicians and those referring DHS that are ancillary to the physician’s practice to the physician group. The prohibition applies regardless of the reasons for the financial relationship and the referral. Unlike the federal Anti-Kickback Statute, the Stark Law is a strict liability violation where unlawful intent need not be demonstrated.

If the Stark Law is implicated, the financial relationship must fully satisfy a Stark Law exception. If an exception is not satisfied, then the parties to the arrangement could be subject to sanctions. Sanctions for violation of the Stark Law include denial of payment for claims for services provided in violation of the prohibition, refunds of amounts collected in violation of the prohibition, a civil penalty of up to $15,000 for each service arising out of the prohibited referral, a civil penalty of up to $100,000 against parties that enter into a scheme to circumvent the Stark Law prohibition, civil assessment of up to 3 times the amount claimed and potential exclusion from the federal healthcare programs, including Medicare and Medicaid, as well as costs and expenses in contesting any such actions. Amounts collected on claims related to prohibited referrals must be reported and refunded generally within 60 days after the date on which the overpayment was identified. Furthermore, Stark Law violations and failure to return overpayments in a timely manner can form the basis for FCA liability, as discussed below.

If CMS or other regulatory or enforcement authorities determine that claims have been submitted for referrals by us that violate the Stark Law, we would be subject to the penalties, and related costs and expenses, described above. In addition, it might be necessary to restructure existing compensation agreements with our physicians. Any such penalties and restructuring or other required actions could have a material adverse effect on our business, results of operations, financial condition, liquidity, cash flows and/or stock price.

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

We have entered into several types of financial relationships with physicians, including compensation arrangements. If our centers were to bill for a non-exempted service and the financial relationships with the physician did not satisfy an exception, we could be required to change our practices, face civil penalties, pay substantial fines (and related costs and expenses in contesting such actions), return certain payments received from Medicare and beneficiaries or otherwise experience a material adverse effect as a result of a challenge to payments made pursuant to referrals from these physicians under the Stark Law.

In November 2020, CMS issued a sweeping set of regulations that added new value-based terminology, safe harbors and exceptions to the Stark Law. Additionally, CMS made a number of changes to certain existing regulations under the Stark Law, including the definition of group practice. The new regulations in full became effective January 1, 2022. These or other future changes implemented by CMS in the future may impact our business, results of operations, financial condition, liquidity, cash flows, reputation and/or stock price.

Fraud and Abuse under State Law

Some states in which we operate centers have laws prohibiting physicians from holding financial interests in various types of medical centers to which they refer patients. Some of these laws could potentially be interpreted broadly as prohibiting physicians who hold shares of our publicly traded stock or are physician owners from referring patients to our centers if the centers perform services for their patients or do not otherwise satisfy an exception to the law. States also have laws similar to or stricter than the federal Anti-Kickback Statute that may affect our ability to receive referrals from physicians with whom we have financial relationships. Some state anti-kickback laws also include civil and criminal penalties. Some of these laws include exemptions that may be applicable to our physician relationships or for financial interests limited to shares of publicly traded stock. Some, however, may include no explicit exemption for certain types of agreements and/or relationships entered into with physicians. A violation of such laws could result in a prohibition on billing payers for such services, civil or criminal penalties, significant costs and expenses in contesting any such actions and adversely affect any licenses that we or our affiliated physicians hold in the state. If these laws are interpreted to apply to physicians who hold equity interests in our centers or to physicians who hold our publicly traded stock, and for which no applicable exception exists, we may be required to terminate or restructure our relationships with these physicians and could be subject to criminal, civil and administrative sanctions, related costs and expenses in contesting such actions, refund requirements and exclusions from government healthcare programs, including Medicare and Medicaid, which could have a material adverse effect on our business, results of operations, financial condition, liquidity, cash flows, reputation and/or stock price.

Similarly, states have beneficiary inducement prohibitions and consumer protection laws that may be triggered by the offering of inducements (e.g., transportation), incentives and other forms of remuneration to patients and prospective patients. States also may limit the types of marketing activities that we, our centers, and our affiliated physicians may take targeted towards patients. Violations range from civil liabilities to criminal fines and costs and expenses in contesting such actions, which could have a material adverse effect on our business, results of operations, financial condition, liquidity, cash flows, reputation and/or stock price.

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

The laws and regulations relating to our operations vary from state to state and many states prohibit general business corporations, such as us, from practicing medicine, controlling physicians’ medical decisions or engaging in some practices such as splitting professional fees with physicians. There is often limited regulatory guidance regarding applicable limitations on the corporate practice of medicine. Additionally, these prohibitions are subject to new and more expansive interpretations by the courts and regulatory bodies. While we believe that we are in substantial compliance with state laws prohibiting the corporate practice of medicine and fee-splitting, other parties may assert that, despite the way we are structured, we could be engaged in the corporate practice of medicine or unlawful fee-splitting. Were such allegations to be asserted successfully before the appropriate judicial or administrative forums, we could be subject to adverse judicial or administrative penalties, damages and related costs and expenses in contesting such actions, as well as certain contracts could be determined to be unenforceable and we may be required to restructure our contractual arrangements.

Regulations of the corporate practice of medicine vary by state and may result in physicians being subject to disciplinary action, as well as to forfeiture of revenues from payers for services rendered. Violations may also bring both civil and, in more extreme cases, criminal liability for non-professional or "lay" entities engaging in the practice of medicine without a professional license. Some of the relevant laws, rules, regulations and agency interpretations in states with corporate practice of medicine restrictions have been subject to limited judicial and regulatory interpretation. In limited cases, courts have required management services companies to divest or reorganize structures deemed to violate corporate practice restrictions. Moreover, state laws are subject to change. Any allegations or findings that we have violated these laws could have a material adverse impact on our business, results of operations, financial condition, liquidity, cash flows, reputation and/or stock price, including adversely impacting our relationship with affiliated physicians and our ability to recruit new physicians into our centers.

The False Claims Act (the "FCA")

The federal FCA is a means of policing false bills or false requests for payment in the healthcare delivery system. Among other things, the FCA authorizes the imposition of up to 3 times the government’s damages and significant per claim civil penalties on any “person” (including an individual, organization or company) who, among other things:

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

In addition, amendments to the FCA and Social Security Act impose severe penalties for the knowing and improper retention of overpayments collected from government payors. Under these provisions, within 60 days of identifying and quantifying an overpayment, a provider is required to notify CMS or the Medicare Administrative Contractor of the overpayment and the reason for it and return the overpayment. An overpayment impermissibly retained could subject us to liability under the FCA, exclusion from government healthcare programs and penalties and related costs and expenses under the federal Civil Monetary Penalty statute. As a result of these provisions, our procedures for identifying and processing overpayments may be subject to greater scrutiny or investigation.

The penalties for a violation of the FCA range from $13,508 to $27,018 per false claim or statement (as of January 31, 2023, and subject to annual adjustments for inflation) for each false claim, plus up to three times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the government for each such false claim.

The federal government has used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare, Medicaid, and state healthcare programs, including but not limited to coding errors, billing for services not rendered, the submission of false cost or other reports, billing for services at a higher payment rate than appropriate, billing under a comprehensive code as well as under one or more component codes included in the comprehensive code, billing for care that is not considered medically necessary and false reporting of risk-adjusted diagnostic codes to Medicare Advantage plans. The ACA provides that claims tainted by a violation of the federal Anti-Kickback Statute are false for purposes of the FCA. Some courts have held that filing claims or failing to refund amounts collected in violation of the Stark Law can form the basis for liability under the FCA. In addition to the provisions of the FCA, which provide for civil enforcement, the federal government can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims for payment to the federal government. Any allegations or findings that we have violated the FCA could have a material adverse impact on our business, results of operations, financial condition, liquidity, cash flows, reputation and/or stock price.

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

Civil Monetary Penalties and Exclusion Statutes

The CMP Statute, 42 U.S.C. § 1320a-7a, and the Exclusion Statute, 42 U.S.C. §1320a-7, authorize the imposition of CMPs and related assessments, and provides for certain exclusions, against an individual or entity based on a variety of prohibited conduct, including, but not limited to:

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
•having an entity controlled by a sanctioned individual or by a family or household member of an excluded individual where there has been a transfer of ownership or control;
•filing claims for excessive charges, unnecessary services or services which fail to meet professionally recognized standards of health care; and
•making false statements or misrepresentations of material fact.

Substantial civil monetary penalties may be imposed under the federal CMP Statute, with amounts that may vary depending on the underlying violation. In addition, an assessment of not more than 3 times the total amount claimed for each item or service may also apply and a violator may be subject to exclusion from federal and state healthcare programs.

We could be exposed to a wide range of allegations to which the federal CMP Statute and the Exclusion Statue would apply. We perform monthly checks on our employees, affiliated providers and certain affiliates and vendors using government databases to confirm that these individuals have not been excluded from federal programs. However, should an individual become excluded and we fail to detect it, a federal agency could require us to refund amounts attributable to all claims or services performed or sufficiently linked to an excluded individual. Likewise, our patient programs, which can include enhancements, incentives and additional care coordination not otherwise covered under traditional Medicare, could be alleged to be intended to influence the patient’s choice in obtaining services or the amount or types of services sought. Thus, we cannot foreclose the possibility that we will face allegations subject to the CMP Statute and/or the Exclusion Statute with the potential for a material adverse impact on our business, results of operations, financial condition, liquidity, cash flows, reputation and/or stock price.

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

Covered entities must notify affected individuals of breaches of unsecured PHI without unreasonable delay, but in any event no later than 60 days after discovery of the breach by a covered entity or its agents. Reporting must also be made to the HHS OCR and, for breaches of unsecured PHI involving more than 500 residents of a state or jurisdiction, to the media. All impermissible uses or disclosures of unsecured PHI are presumed to be breaches, unless the covered entity or business associate establishes that there is a low probability the PHI has been compromised. Various state laws and regulations may also require us to notify affected individuals if we experience a data breach involving personal information without regard to the probability of the information being compromised.

Violations of HIPAA by providers like us, including, but not limited to, failing to implement appropriate administrative, physical and technical safeguards, have resulted in enforcement actions and in some cases triggered settlement payments or civil monetary penalties. Penalties for impermissible use or disclosure of PHI were increased by the Health Information Technology for Economic and Clinical Health Act ("HITECH") by imposing tiered penalties of more than $60,226 per violation and up to $1.807 million per year for identical violations. In addition, HIPAA provides for criminal penalties of up to $250,000 and up to 10 years in prison, with the severest penalties for obtaining and disclosing PHI with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm. Further, state attorneys general may bring civil actions seeking either injunction or damages in response to violations of the HIPAA privacy and security regulations that threaten the privacy of state residents. There can be no assurance that we will not be the subject of an investigation (arising out of a reportable breach incident, audit or otherwise) alleging non-compliance with HIPAA regulations in our maintenance of PHI and incur related penalties, fines, damages and related costs and expenses, which could have a material adverse impact on our business, results of operations, financial condition, liquidity, cash flows, reputation and/or stock price.

In addition to HIPAA, numerous other federal and state laws, rules and regulations protect the confidentiality, privacy, availability, integrity and security of PHI and other types of personal identifiable information ("PII"). State statutes and regulations vary from state to state, and these laws and regulations in many cases are more restrictive than HIPAA and its implementing rules. These laws, rules and regulations are often uncertain, contradictory, and subject to changed or differing interpretations, and we expect new laws, rules and regulations regarding privacy, data protection, and information security to be proposed and enacted in the future. If new data security laws, rules or regulations are implemented, we may not be able to timely comply with such requirements, or such requirements may not be compatible with our current processes. Changing our processes could be time consuming and expensive, and failure to timely implement required changes could subject us to liability and expense for non-compliance. Some states also afford private rights of action to individuals who believe their PII has been misused. This complex, dynamic legal landscape regarding privacy, data protection, and information security creates significant compliance issues for us and potentially restricts our ability to collect, use and disclose data and exposes us to additional expense, adverse publicity and liability, which could have a material adverse impact on our business, results of operations, financial condition, liquidity, cash flows, reputation and/or stock price.

Other Regulations

Our operations are subject to various state hazardous waste and non-hazardous medical waste disposal laws. These laws do not classify as hazardous most of the waste produced from medical services. Occupational Safety and Health Administration ("OSHA") regulations, including bloodborne pathogens standards, require employers to provide workers who are occupationally subject to blood or other potentially infectious materials with prescribed protections. These regulatory requirements apply to all healthcare medical centers, including primary care centers, and require employers to make a determination as to which employees may be exposed to blood or other potentially infectious materials and to have in effect a written exposure control plan. In addition, employers are required to provide or offer hepatitis B vaccinations, personal protective equipment and other safety devices, infection control training, post-exposure evaluation and follow-up, waste disposal techniques and procedures and work practice controls. Employers are also required to comply with various record-keeping requirements.

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

Our operations are subject to various state law requirements for licensure of ancillary services, such as lab services and operation of radiological equipment, as well as the federal Clinical Laboratory Improvement Amendments of 1988, Drug Enforcement Administration standards for administering and prescribing controlled substances and distributing drug samples, reporting financial relationships with drug, biologicals and medical device companies, and numerous other federal, state and local laws governing the day-to-day provision of medical services by our centers.

Federal and state law also govern the dispensing of prescription medications by physicians. For example, the Prescription Drug Marketing Act governs, among other things, the distribution of drug samples. Physicians are required to report relationships they have with the manufacturers of drugs, medical devices and biologics through the Open Payments Program database.

Further, federal and state law in each state where we currently operate are increasingly imposing oversight, reporting requirements, and other safeguards on our providers that prescribe opioids and other pain medicine. Texas, for instance, has adopted a number of amendments to existing laws and related regulatory changes to limit prescription sizes and frequencies and requires providers to access the Texas Prescription Drug Monitoring Program before prescribing or dispensing controlled substances. In addition, federal and state investigators have increased enforcement efforts relative to inappropriate opioid prescribing patterns by providers.

In addition, while none of the states in which we currently operate have required it, certain states in which we may desire to do business in the future have certificate of need programs regulating the establishment or expansion of healthcare medical centers, including primary care centers. These regulations can be complex and time-consuming. Any failure to comply with such regulatory requirements could adversely impact our business, results of operations and financial condition. As we expand into new markets in new states we must comply with a variety of health regulatory and other state laws. In California, for example, pursuant to the Knox-Keene Health Care Service Plan Act, a risk bearing organization (a "RBO"), is an entity that (i) contracts directly with a healthcare service plan or arranges for healthcare services for the healthcare service plan’s enrollees; (ii) receives compensation for those services on any capitated or fixed periodic payment basis; and (iii) is responsible for the processing and payment of claims made by providers for services rendered by those providers on behalf of a healthcare service plan when those services are covered under the capitation or fixed periodic payment made by the plan to the RBO. In California, our business meets the definition of an RBO, which requires registration with the California Department of Managed Health Care, meet certain solvency requirements, submit quarterly and annual financial reports (which will be publicly available), and submit quarterly survey reports.

Any allegations or findings that we or our providers have violated or failed to comply with any of the foregoing or other laws or regulations could have a material adverse impact on our reputation, business, results of operations, financial condition, liquidity, cash flows, reputation and/or stock price.

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

Insurance

We maintain insurance, excess coverage, or reinsurance for property and general liability, professional liability, directors’ and officers’ liability, workers’ compensation, cybersecurity, automobile and other coverage in amounts and on terms deemed adequate by management, based on our actual claims experience and expectations for future claims. We also utilize stop-loss insurance for our members, protecting us for medical claims per episode in excess of certain levels. Future claims could, however, exceed our applicable insurance coverage.

Competition

While the U.S. healthcare industry is highly competitive, the market in which we operate is vast and remains highly fragmented. We compete directly with national, regional and local primary care providers, which consist of solo practitioners or small physician groups, larger group practices often backed by financial sponsors and health system-affiliated practices. Competitors also include regional providers of primary care services such as ChenMed, One Medical, and Oak Street Health. Among other things, we compete for contracts with payors, recruitment of physicians and other medical and non-medical personnel and ultimately for members. Importantly, our principal competitors for members and capitated payor contracts vary from market to market, and we have experienced limited overlap with these competitors due to the fragmented nature of the value-based care provider competitive landscape.

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

Human Capital Management

We believe our employed physicians, other clinical professionals and administrative employees are key to our success. As of December 31, 2022, we employed approximately 400 providers (i.e., physicians, nurse practitioners and, physician assistants) across our 172 owned medical centers, maintained affiliate relationships with over 1,500 physicians and approximately

800 clinical support employees focused on supporting physicians in enabling patient care and experience. Our affiliated providers deliver critical medical care primarily to underserved and dual-eligible (i.e., eligible for both Medicare and Medicaid) populations, many of whom live in economically disadvantaged and minority communities. In total we had 4365 active employees as of December 31, 2022.

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

Training and Leadership Development

We are committed to the continued development of our people and believe in fostering great leaders. Our training and development team is committed to providing an environment that fosters both individual and organizational development. We make available a catalog of over 164 courses to all audiences across subjects including business best practices, leadership and management, office productivity, technical skills, health and wellness and personal development, among others. The courses are designed to develop people into leaders and shape a great company. Our training materials were enhanced with additional resources to support remote work environments required due to COVID-19.

Compliance Program and Training

Fundamental to our core values are people and a culture of integrity. Our Compliance Department is led by our Chief Compliance Officer & General Counsel. The Compliance Program is supported by a written Compliance Plan, which details the components, organizational structure and operational aspects of the Compliance Program. Although the Compliance Program is supported by numerous operational policies and procedures, there are some key elements that are critical to its success. These include a written Code of Business Conduct and Ethics; new hire and periodic compliance training for all employees; and exclusion screening, compliance reporting mechanisms. Annual participation in compliance trainings related to ethics, environment, health and safety, and emergency responses are at approximately 95%.

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

Diversity and Inclusion

We strive to make diversity, equality and inclusion a priority. As of December 31, 2022, approximately 60% of our total headcount was female and approximately 95% of our total headcount identified as part of a minority group. Among our affiliated physicians and other clinical professionals, approximately 47% was female and approximately 42% identified as part of a minority group. Among the executive and senior executive level and manager group, approximately 58% was female and approximately 54% identified as part of a minority group.

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

We take great care to ensure that our compensation packages are reflective of the market value for the work that our colleagues perform. We also understand that providing a comprehensive suite of employee benefits is essential to attracting, retaining and engaging world-class employees. Therefore, we regularly evaluate our benefit offerings to be sure we fully support our employees. In addition to base salaries, these offerings include a combination of annual cash bonuses, stock-based compensation awards, an Employee Stock Purchase Plan, a 401(k) Plan, medical, dental, vision and short/long term insurance benefits, health savings and flexible spending accounts, paid time off, family leave, employee assistance programs, continuing education, and loan repayment assistance program, among other programs.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may obtain copies of our Securities and Exchange Commission (the "SEC") filings, free of charge, from the SEC's website at www.sec.gov.

We maintain a corporate website at www.canohealth.com. Our annual proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those statements and reports, filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are available free of charge in the “Investors” section of our website as soon as reasonably practicable after such materials are filed with or furnished to the SEC.

In addition, we regularly use our website to post information regarding our business and we encourage investors to use our website, particularly the information in the section entitled “Investors,” as a source of information about us. The information posted on our website is not incorporated into or deemed a part of this Form 10-K.

Item 1A.    Risk Factors

You should carefully consider the risks and uncertainties described below, together with the other information in this Form 10-K, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, reputation, revenue, financial condition, results of operations, liquidity, cash flows and/or future prospects, in which event the market price of our Class A common stock could decline, and you could lose part or all of your investment in us. Unless otherwise indicated, reference in this section and elsewhere in this Form 10-K to our business being adversely affected, negatively impacted or harmed will include an adverse effect on, or a negative impact or harm to, the business, reputation, financial condition, results of operations, liquidity cash flows, stock price, revenue and our future prospects. The material and other risks and uncertainties summarized above and described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See the section titled “Cautionary Note Regarding Forward-Looking Statements.”

Risks Related to Our Indebtedness

Our existing indebtedness could adversely affect our business, financial condition, results of operations, liquidity, cash flows, stock price and/or growth prospects.

We have incurred substantial indebtedness and related debt service obligations, which could adversely affect our business. Our existing indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our indebtedness, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us or at all, such as limitations on our ability to sell assets under the Credit Agreements, the Indenture and the ROFR Agreement with Humana.

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

Our level of indebtedness may place us at a competitive disadvantage to our competitors that are not as highly leveraged. The indebtedness under the Credit Suisse Credit Agreement is floating rate debt. As a result, fluctuations in interest rates can increase borrowing costs. Increases in interest rates may directly impact the amount of interest we are required to pay and reduce earnings accordingly. In addition, developments in tax policy, such as the disallowance of tax deductions for interest paid on outstanding indebtedness, could have an adverse effect on our liquidity, business, financial condition, results of operations, cash flows and/or stock price.

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

If our cash flows and capital resources are insufficient to fund our indebtedness service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or seek to restructure or refinance our indebtedness. Our ability to sell assets is limited by the terms and conditions of the Credit Agreements, the Indenture and the ROFR Agreement with Humana. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations. These alternative measures may not be successful and may not permit us to meet our scheduled indebtedness service obligations. In the absence of such cash flows and capital resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our indebtedness service obligations. If we cannot meet our indebtedness service obligations, the holders of our indebtedness may accelerate such indebtedness, terminate their commitments to make additional loans, cease to make further loans, and, to the extent such indebtedness is secured, foreclose on our assets and we could be forced into bankruptcy or liquidation. In such an event, we may not have sufficient assets to repay all of our indebtedness.

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

The terms of the Credit Agreements and the Indenture restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The Credit Agreements and the Indenture (the "Indenture") governing the unsecured senior notes in the aggregate principal amount of $300.0 million (the “Senior Notes”) contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including restrictions on our ability to:

•incur or guarantee additional indebtedness;
•incur liens;
•pay dividends and distributions on, or redeem, repurchase or retire our capital stock;
•make other restricted payments;
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

As previously discussed, our ability to sell assets is also limited by the ROFR Agreement with Humana. In addition, the Side-Car Credit Agreement prohibits the Company from incurring any additional debt that is secured on a first lien basis by the collateral securing the Credit Agreements. The restrictive covenants in the Credit Agreements require us to satisfy certain financial maintenance tests. Our ability to satisfy those tests can be affected by events beyond our control, including competitive pressures that may reduce our margins and free cash flow. If our Consolidated Adjusted EBITDA (as defined in the Credit Agreements) were to decline and/or we were to incur additional first lien senior secured debt, our ability to borrow the full capacity under the revolving credit facility could be limited as we must maintain compliance with the first lien net leverage ratio. As of December 31, 2022, the maximum first lien net leverage ratio was tested under the Credit Suisse Credit Agreement and the Company was in compliance with such covenant as of such date. The financial covenant under the Side-Car Agreement, which is consistent with the covenant under the Credit Suisse Credit Agreement, will be tested quarterly commencing March 31, 2023. While we expect to be compliant with the quarterly financial covenant calculation under the Side-Car Agreement for all quarters in 2023, we cannot assure you that we will be able to maintain compliance with these covenants in the future.

As a result of the restrictions described above, we will be limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. Any inability to borrow sufficient funds to operate our business could have a material adverse impact on our business, results of operations and liquidity.

A breach of the covenants or restrictions under either Credit Agreement or the Indenture could result in an event of default thereunder. Such an event of default may allow the creditors to accelerate the related debt, which may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. If the holders of our indebtedness accelerate the repayment, we may not have sufficient assets to repay that indebtedness or be able to borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms acceptable to us. As a result of these restrictions, we may be:

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

Any future credit facilities or debt instruments we may enter into will likely contain similar, or potentially more expansive, events of default as compared to those set forth in the terms of the Credit Agreements and the Indenture, including those breaches or defaults with respect to any of our other outstanding debt instruments. All borrowings under the Credit Agreements, including borrowings under the revolving credit facility, are secured by a first priority pledge of and security interests in substantially all of our assets, and any indebtedness we incur in the future may also be so secured.

A decline in our operating results or available cash could cause us to experience difficulties in complying with the financial covenants contained in the Credit Agreements, which could result in our bankruptcy or liquidation.

If we were to sustain a decline in our operating results or available cash, we could experience difficulties in complying with the financial covenants contained in the Credit Agreements. The failure to comply with such covenants could result in an event of default under the Credit Agreements and by reason of cross-acceleration or cross-default provisions, other indebtedness, such as the Indenture, may then become immediately due and payable. In addition, should an event of default occur, the lenders under the Credit Agreements could elect to terminate their commitments thereunder, cease making loans, accelerate the repayment and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to obtain waivers from the required lenders under our facilities or lines of credit to avoid being in default. If we breach our covenants under either Credit Agreement and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under the Credit Agreements, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

Despite our substantial indebtedness, we are still able to incur significant additional amounts of debt.

We may be able to incur substantial additional indebtedness in the future. The Credit Agreements and the Indenture contain restrictions on the incurrence of additional indebtedness. However, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. Accordingly, we may be able to incur substantial additional indebtedness in the future.

In addition, the Credit Agreements and the Indenture will not prevent us from incurring obligations that do not constitute indebtedness under those agreements, such as certain obligations to trade creditors. If new debt is added to our existing debt levels, the related risks that we now face would increase.

Adverse changes in our credit ratings could affect our borrowing capacity and borrowing terms.

Our outstanding Senior Notes and our other senior credit facilities are periodically rated by nationally recognized credit rating agencies. The credit ratings are based on our operating performance, liquidity and leverage ratios, financial condition and prospects, and other factors viewed by the credit rating agencies as relevant to us and our industry and the economic outlook in general. Our credit ratings can affect the amount of capital we can access, as well as the terms of any financing we obtain. For example, in November 2022, S&P Global Ratings, based on their view of our operating performance and elevated leverage, downgraded our issuer credit rating from a “B” to a “B-“, changed their outlook to negative, and lowered their issue-level ratings on our revolving credit facility and term loan under the Credit Suisse Credit Agreement to “B-“ from “B” and lowered their issue-level rating on our Senior Notes to “CCC” from “CCC+”. Since we depend primarily on debt financing to fund the growth of our business, an adverse change in our credit ratings, including changes in outlook, or even the initiation of a review of our credit ratings, could adversely affect our borrowing capacity and the terms on which we may borrow, such as higher interest rates, which in turn could have a material adverse effect on our business, financial condition, results of operations, liquidity, cash flows and/or stock price.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect the Company’s business operations and its financial condition, liquidity and/or results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide difficulties in accessing liquidity. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (the “FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder.

Although we are not a borrower or party to any such instruments with SVB, Signature or any other financial institution currently in receivership, if any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over the impact to liquidity in the broader financial services industry. Similar impacts have occurred in the past, such as during the so-called Great Recession of 2008.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities, bearing interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect the financial institutions with which we have credit facilities or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as market-wide liquidity constraints or failures, our lenders’ ability to satisfy their obligations under their credit facilities with us, disruptions or instability in the broader financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies on which we depend for access to liquidity and others with which we have financial or business relationships.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and/or our financial condition, liquidity and/or results of operations. These could include, without limitation, the following:

•Delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
•Delayed or lost access to, or reductions in borrowings available under existing credit facilities or other working capital sources and/or difficulties, delays or reductions in our ability to refund, roll over or extend the maturity of, or enter into new credit facilities or other working capital resources;
•Potential or actual breach of contractual obligations that require us to maintain letters of credit or other credit support arrangements;
•Potential or actual breach of financial covenants in our credit agreements or credit arrangements;
•Potential or actual cross-defaults in other credit agreements, credit arrangements or operating or financing agreements; and/or
•Termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our business operations, financial condition, liquidity and/or results of operations.

Risks Related to Our Business

Under most of our agreements with health plans, we assume some or all of the risk that the cost of providing services will exceed our compensation.

A significant portion of our total revenue for the years ended December 31, 2020, 2021 and 2022, respectively, is capitated revenue, which, in the case of health plans, is a pre-negotiated percentage of the premium that the health plan receives from CMS. We receive payments directly from CMS under our DCE model. While there are variations specific to each agreement, we generally contract with health plans to receive recurring PMPM revenue and we assume the financial responsibility for the healthcare expenses of our members. This type of contract is referred to as a “capitation” contract. To the extent that members require more care than is anticipated and/or the cost of care increases, aggregate fixed compensation amounts, or capitation payments, may be insufficient to cover the costs associated with treatment. If medical costs and expenses exceed estimates, except in very limited circumstances, we will not be able to increase the fee received under these capitation agreements during their then-current terms and we could suffer losses with respect to such agreements. While we maintain stop-loss insurance for our members, protecting us for medical claims per episode in excess of certain levels, future claims could exceed our applicable insurance coverage limits or potential increases in insurance premiums may require us to decrease our level of coverage.

Changes in our anticipated ratio of medical expense to revenue can significantly impact our financial results. Accordingly, the failure to adequately predict and control medical costs and expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported ("IBNR") claims could have a material adverse effect on our business, results of operations, financial condition, liquidity, cash flows and/or stock price. Additionally, the Medicare expenses of our members may be outside of our control if members take certain actions that increase such expenses, such as unnecessary hospital visits.

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
•the occurrence of catastrophes, major epidemics or pandemics, including COVID-19 and any variants thereof, or acts of terrorism; and/or
•the reduction of health plan premiums.

Our revenues and operations are dependent upon a limited number of key existing payors and our continued relationship with those payors, and disruptions in those relationships (including renegotiation, non-renewal or termination of capitation agreements) or the inability of such payors to maintain their contracts with CMS could adversely affect our business.

Our operations are dependent on a concentrated number of payors with whom we contract to provide services to members. Payors that represented greater than 10% of our total revenue included three payors that represented approximately 63.7% for the year ended December 31, 2022 and two payors that represented approximately 53.6% and 59.3% for the years ended December 31, 2021 and 2020, respectively. Contracts with three such payors accounted for approximately 43.3% and 56.3% of total accounts receivable as of December 31, 2021 and 2022, respectively. The loss of revenue from these contracts could have a material adverse effect on our business, results of operations, financial condition, liquidity, cash flows and/or stock price. We believe that a majority of our revenues will continue to be derived from a limited number of key payors, who may terminate their contracts with us or our physicians credentialed by them for convenience on short term notice, or upon the occurrence of certain events. The sudden loss of any of our payor partners or the renegotiation of any of our payor contracts could adversely affect our operating results.

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

COVID-19 or another pandemic, epidemic, or outbreak of an infectious disease may have an adverse effect on our business, results of operations, financial condition, liquidity, cash flows and/or stock price.

In March 2020, the World Health Organization declared COVID-19 a global pandemic. In the U.S., the Biden-Harris Administration announced that it will end COVID-19 emergency declarations on May 11, 2023. The outbreak of COVID-19 caused severe disruptions in the global economy. These disruptions have adversely impacted businesses including in the markets in which we operate. While most COVID-19 restrictions have been lifted, we continue to monitor the impact of the pandemic on our business.

The extent to which the COVID-19 pandemic will continue to impact our business or the extent to which a new pandemic or outbreak will affect us in the future will depend on future developments, which remain uncertain and cannot be predicted, including, but not limited to variants and waves of any virus, the severity and spread of any virus and the actions to contain or treat its impact, including vaccination rates among the population, the effectiveness of vaccines or boosters against variants, availability and efficacy of treatments and the response by the governmental bodies and regulators. In addition, the COVID-19 virus disproportionately impacted older adults, especially those with chronic illnesses, such as many of our members.

We may experience increased internal and third-party medical costs as we provide care for members suffering from COVID-19 or another virus. This increase in costs may be particularly significant given the significant number of our members who are under capitation agreements. We may also incur liabilities related to our operations during the COVID-19 or another pandemic.

In response to the COVID-19 pandemic, we made operational changes to the staffing and operations of our medical centers to minimize potential exposure to COVID-19. If there is another pandemic, especially in regions where we have offices or medical centers, our business activities originating from affected areas could be adversely affected. Disruptive activities could include business closures in impacted areas, further restrictions on our employees’ and service providers’ ability to travel or work, impacts to productivity if our employees or their family members experience health issues, and potential delays in hiring and onboarding of new employees. We may take further actions that alter our business operations as may be required by local, state, or federal authorities or that we determine are in the best interests of our employees. Such measures could negatively affect our revenue, medical costs and marketing efforts, employee productivity or member retention, any of which could harm our financial condition and business operations.

Due to the COVID-19 or another pandemic, we may not be able to document the health conditions of our members as completely as we have in the past. Medicare pays capitation using a “risk adjustment model,” which compensates providers based on the health status (acuity) of each individual member. Payors with higher acuity members receive more, and those with lower acuity members receive less. Medicare requires that a patient’s health issues be documented semi-annually regardless of the permanence of the underlying causes. Historically, this documentation was required to be completed during an in-person visit with a patient. As part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), Medicare is allowing documentation for conditions identified during video visits with patients. It remains unclear, given the disruption caused by COVID-19, whether we will be able to comprehensively document the health conditions of our members, which may adversely impact our revenue in future periods.

Further, the COVID-19 pandemic resulted in our employees and those of many of our vendors working from home and conducting work via the internet, and if the network and infrastructure of internet providers becomes overburdened by increased usage or is otherwise unreliable or unavailable, our employees’ and our vendors’ employees’ access to the internet to conduct business could be negatively impacted. Limitations on access or disruptions to services or goods provided by or to some of our suppliers and vendors upon which our platform and business operations relies, could interrupt our ability to provide our platform, decrease the productivity of our workforce, and significantly harm our business operations, financial condition, and results of operations.

Our platform and the other systems or networks used in our business may experience an increase in attempted cyber-attacks, privacy breaches, targeted intrusion, ransomware, and phishing campaigns seeking to take advantage of shifts to employees working remotely using their household or personal internet networks and to leverage fears promulgated by the COVID-19 or another pandemic. The success of any of these unauthorized attempts could substantially impact our platform, the proprietary and other confidential data contained therein or otherwise stored or processed in our operations, and ultimately our business. Any actual or perceived security incident also may cause us to incur increased expenses to improve our security controls and to remediate security vulnerabilities.

To the extent the COVID-19 pandemic or another pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Reductions in the quality ratings of the health plans we serve or our Medicare Risk Adjustment scores could have a material adverse effect on our business, results of operations, financial condition, liquidity, cash flows and/or stock price.

As a result of the ACA, the level of reimbursement each health plan receives from CMS is dependent, in part, upon the quality rating of the Medicare plan. Under the Medicare Advantage plans' star rating system, lower star ratings correspond to lower quality ratings. Such ratings impact the percentage of any cost savings rebate and any bonuses earned by such health plans. Since a significant portion of our revenue is expected to be calculated as a percentage of CMS reimbursements received by these health plans with respect to our members, reductions in the quality ratings of a health plan that we serve could have a material adverse effect on our business, results of operations, financial condition, liquidity, cash flows and/or stock price.

Given each health plan’s control of its local plans and the many other providers that serve such plans, we believe that we will have limited ability to influence the overall quality rating of any such plan. The Balanced Budget Act passed in February 2018 implemented certain changes to prevent artificial inflation of star ratings for Medicare Advantage plans offered by the same organization. In addition, CMS has terminated plans that have had a rating of less than 3 stars for 3 consecutive years, whereas Medicare Advantage plans with 5 stars are permitted to conduct enrollment throughout almost the entire year. Because low quality ratings can potentially lead to the termination of a plan that we serve, we may not be able to prevent the potential termination of a contracting plan or a shift of members to other plans based upon quality issues which could, in turn, have a material adverse effect on our business, results of operations, financial condition, liquidity, cash flows and/or stock price.

Our medical centers and affiliate providers are concentrated in certain geographic regions, which makes us sensitive to regulatory, economic, environmental and competitive conditions in those regions.

As of December 31, 2022, we provided care for our 309,590 members across 9 states and Puerto Rico, of which a substantial majority of members were in Florida, and had more than approximately 400 employed providers (i.e., physicians, nurse practitioners, physician assistants) at our 172 owned medical centers and more than 1,000 affiliate providers. Such geographic concentration makes us particularly sensitive to regulatory, economic, environmental and competitive conditions in the State of Florida. Any material changes in those factors in Florida could have a disproportionate effect on our business and results of operations. Due to the concentration of our operations in Florida, our business may be adversely affected by economic or other conditions that disproportionately affect Florida as compared to other states. In addition, our exposure to many of the risks described herein are not mitigated by a diversification of geographic focus.

Moreover, regions in and around the southeastern U.S. commonly experience hurricanes and other extreme weather conditions. As a result, certain of our medical centers, especially those in Florida, are susceptible to physical damage and business interruption from an active hurricane season or a single severe storm. Moreover, global climate change could increase the intensity of individual hurricanes or the number of hurricanes that occur each year. We may in the future experience and have experienced considerable disruptions in our operations due to property damage or electrical outages experienced in storm-affected areas by our members, physicians, payors, vendors and others. Additionally, long-term adverse weather conditions, whether caused by global climate change or otherwise, could cause an outmigration of people from the communities where our medical centers are located. If any of the circumstances described above occurred, there could be a harmful effect on our business and our results of operations could be adversely affected.

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

The reimbursement process is complex and can involve delays. Although we recognize revenue when we provide services to our members, and to the extent that it is probable that a significant reversal will not occur, we may from time to time experience delays in receiving the associated capitation payments or, for our members on fee-for-service arrangements, the reimbursement for the service provided. In addition, third-party payors may disallow, in whole or in part, requests for reimbursement based on determinations that the member is not eligible for coverage, certain amounts are not reimbursable under plan coverage or were for services provided that were not medically necessary or additional supporting documentation is necessary. Retroactive adjustments may change amounts realized from third-party payors. We are subject to claims reviews and/or audits by such payors, including governmental audits of our Medicare claims, and may be required to repay these payors if a finding is made that we were incorrectly reimbursed. Delays and uncertainties in the reimbursement process may adversely affect revenue and accounts receivable, increase the overall costs of collection and cause us to incur additional borrowing costs. Third-

party payors are also increasingly focused on controlling healthcare costs, and such efforts, including any revisions to reimbursement policies, may further complicate and delay our reimbursement claims.

Climate change may have a long-term impact on our business.

While we seek to partner with organizations that mitigate their business risks associated with climate change, we recognize that there are inherent risks wherever business is conducted. Any of our locations may be vulnerable to the adverse effects of climate change. Our locations may experience climate-related events at an increasing frequency, including drought, water scarcity, heat waves, cold waves, wildfires and resultant air quality impacts and power shutoffs associated with wildfire prevention. This has the potential to disrupt employees’ abilities to commute to work or to work from home and stay connected effectively. Climate-related events, including the increasing frequency of extreme weather events and their impact on the U.S.’s and other major regions’ critical infrastructure, have the potential to disrupt our business, our third-party suppliers and/or the behaviors of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations. Regulatory developments, changing market dynamics and stakeholder expectations regarding climate change may impact our business, financial condition and results of operations. To inform our disclosures and take potential action as appropriate, we are working to align our reporting with emerging disclosure and accounting standards such as the Financial Stability Board’s Task Force on Climate-Related Financial Disclosures, the Sustainability Accounting Standards Board and the Global Reporting Initiative, as well as potential new disclosure requirements from regulators such as the SEC.

We have encountered and will continue to encounter significant risks and uncertainties frequently experienced by new and growing companies in rapidly changing industries.

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

We expect to continue to hire more physicians, nurses and other specialized medical personnel in the future as we grow our business and open new medical centers. We will need to continue to hire, train and manage additional qualified information technology, operations and marketing staff, and improve and maintain our technology and information systems to properly manage our growth. If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be adversely affected.

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

In addition, recent developments in the national and worldwide supply chain slowdown have resulted in increased cost and reduced supply for most supplies and materials, including healthcare supplies and equipment and building materials necessary for the build-out and completion of new medical centers. It is impossible to predict how long this supply chain slowdown will last or how much it will impact our business operations, but it is likely that our costs will increase for supplies and equipment and our ability to quickly open new centers on budget will be impaired.

We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to achieve or maintain profitability.

We incurred a net loss of $71.1 million, $116.7 million and $428.4 million (which includes a $323.0 million non-cash goodwill impairment) for the years ended December 31, 2020, 2021 and 2022, respectively. Our accumulated deficit was $78.8 million and $286.0 million as of December 31, 2021 and 2022, respectively. We may not succeed in increasing our revenue or decreasing our costs. Our cash flows from operating activities were negative for the years ended December 31, 2020, 2021 and 2022. We may not generate positive cash flow from operating activities in any given period, and our limited operating history may make it difficult for stakeholders to evaluate our current business and our future prospects. In addition, we have used a significant amount of cash on acquisitions and investing in de novo medical centers. There is no guarantee that any such acquisition or investment will be successful or generate a net profit. Please see “Risks Related to Our Growth” and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Key Factors Affecting Our Performance - Expand our Medical Center Base.”

Changes in the payor mix of members and potential decreases in our reimbursement rates could adversely affect our revenues and results of operations.

The amounts we receive for services provided to members are determined by a number of factors, including the payor mix of our members and the reimbursement methodologies and rates utilized by our members’ plans. Reimbursement rates are generally higher for capitation agreements than they are under fee-for-service arrangements, and capitation agreements provide us with an opportunity to capture any additional surplus we create by investing in preventive care to keep a particular member’s third-party medical expenses low. Under a capitated payor arrangement, we receive recurring per-member-per-month revenue and we assume the financial responsibility for the healthcare expenses of our members. Under a fee-for-service payor arrangement, we collect fees directly from the payor as services are provided. A significant portion of our total revenue for the years ended December 31, 2020, 2021 and 2022, respectively, was capitated revenue, with the remainder being fee-for-service and other revenue. A significant decrease in the number of capitation arrangements could adversely affect our revenues and results of operations.

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

In addition to our owned medical centers, we also provide practice management and administrative support services to independent physicians and group practices that we do not own through our managed services organization relationships, which we refer to as our affiliate providers. Our affiliate relationships allow us to partner with independent physicians and group practices and provides them access to components of our population health platform. As of December 31, 2022, we maintained relationships with over 1,000 affiliate providers. As in the case of our owned medical centers, we receive per-member-per-month capitated revenue and a pre-negotiated percentage of the premium that the health plan receives from CMS. We pay the affiliate a primary care fee and a portion of the surplus of premium in excess of third-party medical costs. The surplus portion paid to affiliates is recorded as direct patient expense. However, we do not own our affiliated centers and our affiliated physicians are not our employees, and we have limited control over their operations. Accordingly, we do not exercise influence or control over the practice of medicine by our affiliated physicians, including, but not limited to, quality and cost of care. Our affiliated physicians and physician groups may not maintain standards of evidence-based medical practice and population health management that are consistent with our standards. If a material number of those relationships were disrupted or if our arrangements with such providers become subject to legal challenges, liabilities or reputational harm, our business could be harmed.

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

In addition, the billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage, and other payor issues, such as ensuring appropriate documentation. Determining applicable primary and secondary coverage for our members, together with the changes in member coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Collections, refunds and payor retractions typically continue to occur for up to 3 years and longer after services are provided. If our estimates of revenues are materially inaccurate, it could impact the timing and the amount of our revenue recognition and have a material adverse impact on our business, results of operations, financial condition, liquidity, cash flows and/or stock price.

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

•requiring us to change or increase our services and products provided to members;
•increasing the regulatory, including compliance, burdens under which we operate, which, in turn, may negatively impact the manner in which we provide services and increase our costs of providing services;
•adversely affecting our ability to market our services or services through the imposition of further regulatory restrictions regarding the manner in which plans and providers market to Medicare Advantage or traditional Medicare enrollees; and/or
•adversely affecting our ability to attract and retain members.

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

Our lease obligations often include annual fixed rent escalators or variable rent escalators based on a consumer price index. These escalators could impact our ability to satisfy certain obligations and financial covenants. If the results of our operations do not increase at or above the escalator rates, it would place an additional burden on our results of operations, liquidity, financial position, cash flows and/or stock price.

As we continue to expand and have leases or licenses with different start dates, it is likely that some number of our leases and licenses will expire each year. Our lease or license agreements often provide for renewal or extension options. There can be no assurance that these rights will be exercised in the future or that we will be able to satisfy the conditions precedent to exercising any such renewal or extension. If we are not able to renew or extend our leases or licenses at or prior to the end of the existing lease terms, or if the terms of such options are unfavorable or unacceptable to us, our business, financial condition, results of operations, liquidity, cash flows and/or stock price could be adversely affected.

Leasing medical centers pursuant to binding lease or license agreements may limit our ability to exit markets. For instance, if one facility under a lease or license becomes unprofitable, we may be required to continue operating such facility or, if allowed by the landlord to close such facility, we may remain obligated for the lease payments on such facility. We could incur special charges relating to the closing of such facility, including lease termination costs, impairment charges and other special charges that would reduce our profits and could have a material adverse effect on our business, financial condition, results of operations, liquidity, cash flows and/or stock price.

Our failure to pay the rent or otherwise comply with the provisions of any of our lease agreements could result in an “event of default” under such lease agreement and agreements for our indebtedness. Upon an event of default, remedies available to our landlords generally include, without limitation, terminating such lease agreement, repossessing and reletting the leased properties and requiring us to remain liable for all obligations under such lease agreement, including the difference between the rent under such lease agreement and the rent payable as a result of reletting the leased properties, or requiring us to pay the net present value of the rent due for the balance of the term of such lease agreement. The exercise of such remedies would have a material adverse effect on our business, financial position, results of operations, liquidity, cash flows and/or stock price.

If certain of our suppliers do not meet our needs, if there are material price increases on supplies, if we are not reimbursed or adequately reimbursed for drugs we purchase or if we are unable to effectively access new technology or superior products, it could negatively impact our ability to effectively provide the services we offer and could have a material adverse effect on our business, results of operations, financial condition, liquidity, cash flows and/or stock price.

We have significant suppliers that may be the sole or primary source of products critical to the services we provide, including our primary providers of pharmaceutical drugs and pharmacy supplies. If any of these suppliers do not meet our needs, including in the event of a product recall, shortage or dispute, and we are not able to find adequate alternative sources, if we experience material price increases from these suppliers (for instance, increases in the wholesale price of generic drugs) that we are unable to mitigate, or if some of the drugs that we purchase are not reimbursed or not adequately reimbursed by commercial or government payors, it could have a material adverse impact on our business, results of operations, financial condition, liquidity, cash flows and/or stock price. In addition, the technology related to the products critical to the services we provide is subject to new developments which may result in superior products. If we are not able to access superior products on a cost-effective basis or if suppliers are not able to fulfill our requirements for such products, we could face member attrition and other negative consequences which could have a material adverse effect on our business, results of operations, financial condition, liquidity, cash flows and/or stock price.

Our pharmacy business is subject to governmental regulations, procedures and requirements; our noncompliance or a significant regulatory change could adversely affect our business, results of operations, financial condition, liquidity and/or stock price.

Our pharmacy business is subject to numerous federal, state and local laws and regulations. Changes in these regulations may require extensive system and operating changes that may be difficult to implement. Untimely compliance or noncompliance with applicable regulations could result in the imposition of civil and criminal penalties that could adversely affect the continued operation of our pharmacy business, including: (i) suspension of payments from government programs; (ii) loss of required government certifications; (iii) loss of authorizations or changes in requirements for participating in, or exclusion from government reimbursement programs, such as the Medicare and Medicaid programs; (iv) loss of licenses; or (v) significant fines or monetary penalties. The regulations to which we are subject include, but are not limited to, federal, state and local registration and regulation of pharmacies; dispensing and sale of controlled substances and products containing pseudoephedrine; applicable Medicare and Medicaid regulations; regulations implementing HIPPA; regulations relating to the protection of the environment and health and safety matters, including those governing exposure to and the management and disposal of hazardous substances; regulations enforced by the U. S. Federal Trade Commission, HHS and the Drug Enforcement Administration as well as state regulatory authorities, governing the sale, advertisement and promotion of the services we offer and we sell; state and federal anti-kickback laws; false claims laws and federal and state laws governing pharmacy operations. We are also governed by federal and state laws of general applicability, including laws regulating wages and hours, working conditions, health and safety and equal employment opportunity. If we are unable to successfully provide pharmacy services, we may not be able to achieve the expected benefits of our value-based care model where members have access to both primary care and ancillary programs such as pharmacy services at our medical centers, which may have a negative effect on our business, results of operations, financial condition, liquidity, cash flows and/or stock price.

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

Certain risks are inherent in providing pharmacy services, which may adversely impact our business, results of operations, financial condition, liquidity, cash flows and/or stock price; our insurance may not be adequate to cover any claims against us.

Pharmacies are exposed to risks inherent in the packaging and distribution of pharmaceuticals and other healthcare products, such as with respect to improper filling of prescriptions, labeling of prescriptions, adequacy of warnings, unintentional distribution of counterfeit drugs and expiration of drugs. In addition, federal and state laws that require our pharmacists to offer counseling, without additional charge, to customers about medication, dosage, delivery systems, common side effects and other information the pharmacists deem significant can impact our pharmacy business. Our pharmacists may also have a duty to warn customers regarding any potential negative effects of a prescription drug if the warning could reduce or negate these effects. Although we maintain professional liability and errors and omissions liability insurance, from time to time, claims may result in the payment of significant amounts, some portions of which are not funded by insurance. We cannot assure stakeholders that the coverage limits under our insurance programs will be adequate to protect us against future claims, or that we will be able to maintain this insurance on acceptable terms in the future. Our results of operations, financial condition, liquidity, cash flows and/or stock price may be adversely affected if in the future our insurance coverage proves to be inadequate or unavailable or there is an increase in liability for which we self-insure or we suffer reputational harm as a result of an error or omission.

We are subject to a right of first refusal in favor of Humana, Inc. and certain of its affiliates, which could impede our growth and adversely impact the potential value of the Company.

We are subject to an Amended and Restated Right of First Refusal Agreement (the “ROFR Agreement”), entered into by and among Humana and certain of its affiliates and PCIH, the Seller and the Company upon completion of the business combination on June 3, 2021 (the "Business Combination") pursuant to the terms of the Business Combination Agreement, dated as of November 11, 2020 (as amended) by and among Jaws Acquisition, Corp., Jaws Merger Sub, LLC, PCIH and the seller. Under the ROFR Agreement, Humana has been granted a right of first refusal on any sale, lease, license or other disposition, in one transaction or a series of related transactions, of assets, businesses, divisions or subsidiaries that constitute 20% or more of the net revenues, net income or assets of, or any equity transaction (including by way of merger, consolidation, recapitalization, exchange offer, spin-off, split-off, reorganization or sale of securities) that results in a change of control of PCIH, the Seller, or the Company or its subsidiary, HP MSO, LLC. If exercised, Humana would have the right to acquire the assets or equity interests by matching the terms of the proposed sale transaction.

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

During economic downturns, governmental entities often experience budget deficits as a result of increased costs and lower than expected tax collections. These budget deficits may force federal, state and local government entities to decrease spending for health and human service programs, including Medicare, Medicaid and similar programs, which represent significant payor sources for our medical centers together with payors with whom we contract to provide health plans to our members which could harm our business, results of operations, financial condition, liquidity, cash flows and/or stock price.

We may not realize the cost reductions and other benefits that we expect from our various restructuring programs that may be in effect from time to time, which could have a material adverse effect on our business, prospects, results of operations, financial condition, liquidity, cash flows and/or stock price.

From time to time, we implement restructuring programs, such as our December 2022 reduction in force, that are generally designed to streamline our operations, reporting structures and business processes, with the objective of maximizing productivity and improving profitability, cash flows and liquidity. Events and circumstances may occur that are beyond our control, such as delays caused by third parties and unexpected costs, that could result in us not realizing all of the anticipated cost reductions and benefits, or us not realizing the cost reductions or other benefits on our expected timetable. In addition, changes in labor and other costs and/or in tax, labor or other laws may result in our not achieving the anticipated cost reductions and benefits. If we are unable to realize the restructuring programs’ cost reduction objectives and other benefits, our ability to fund other initiatives and enhance our profitability may be adversely affected. In addition, some of the actions that we are, or may be, taking in furtherance of our restructuring programs may become a distraction for our management team and employees and may disrupt our ongoing business operations; cause deterioration in employee morale which may make it more difficult for us to retain or attract qualified employees; result in costly litigation; disrupt or weaken our internal control structures; and/or give rise to negative publicity which could affect our business reputation. If we are unable to successfully implement any of our restructuring programs, in whole or in part, in accordance with our expectations, it could adversely affect our business, prospects, results of operations, financial condition, liquidity, cash flows and/or stock price.

Risks Related to Our Growth

If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and member satisfaction or adequately address competitive challenges.

We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. Additionally, our organizational structure may become more complex as we improve our operational, financial and management controls, as well as our reporting systems and procedures. We may require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas. We must continue to effectively train and manage our employees. We will be unable to manage our business effectively if we are unable to alleviate the strain on resources caused by growth in a timely and successful manner. If we fail to effectively manage our anticipated growth and change, the quality of our services may suffer, which could negatively affect our brand and reputation and harm our ability to attract and retain members and employees.

In addition, as we expand our business, it is important that we continue to maintain a high level of member service and satisfaction. As our member base continues to grow, we will need to expand our medical, member services and other personnel and our network of partners to provide personalized member service. If we are not able to continue to provide high quality medical care with high levels of member satisfaction, our reputation as well as our business, results of operations and financial condition, liquidity, cash flows and/or stock price could be adversely affected.

We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increasing expenses as we continue to grow our business. We expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, expand our operations and infrastructure, and continue to expand to reach more members. In addition to the expected costs to grow our business, we also expect to incur additional legal, accounting, investor relations and other expenses related to operating as a public company. These investments may be more costly than we expect, and if we do not achieve the benefits anticipated from these investments, or if the realization of these benefits is delayed, they may not result in increased revenue or growth in our business. If our growth rate were to decline significantly or become negative, it could adversely affect our financial condition, results of operations, liquidity, cash flows and/or stock price. If we are not able to achieve or maintain positive cash flow in the long term, we may require additional financing, which may not be available on favorable terms or at all and/or which could be dilutive to our stockholders. If we are unable to successfully address these risks and challenges as we encounter them, our business, results of operations, financial condition, liquidity, cash flows and/or stock price would be adversely affected. Our failure to achieve or maintain profitability could negatively impact the value of our securities.

While we currently plan to significantly reduce our investments in de novo medical centers in 2023, in the future we may not be able to identify suitable de novo expansion opportunities, engage with payors in new markets to continue extension of financial risk-sharing model agreements that have proved successful in our existing markets or cost-effectively develop, staff and establish such new medical centers in new markets.

While we currently plan to significantly reduce our investments in de novo medical centers in 2023, our business strategy has been to grow rapidly by expanding our network of medical centers and has been significantly dependent on opening new medical centers in new geographic locations, recruiting new clinicians and members and partnering or contracting with payors, existing medical practices or other healthcare providers to provide primary care services. We have sought growth opportunities both organically and through acquisitions or other partnerships with payors or other primary care providers. To the extent that we may continue to expand our operations to other regions of the U.S., we will have to devote resources to identifying and exploring such perceived opportunities. Please see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Key Factors Affecting Our Performance - Expand our Medical Center Base.”

Our ability to grow depends upon a number of factors, including enrolling new members, entering into contracts with additional payors, establishing new relationships with physicians and other healthcare providers, identifying appropriate medical centers, recruiting and retaining qualified personnel, obtaining leases and completing internal build-outs of new medical centers within proposed timelines and budgets. While we currently plan to significantly reduce our investments in de novo medical centers in 2023, any further geographic expansion would require us to make a substantial investment of management time, capital and/or other resources and there can be no assurance that we would be able to continue to successfully expand our operations in any new geographic markets.

Our business strategy in new markets involves a number of risks and uncertainties, including that:

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

We cannot guarantee that we will be successful in pursuing our business strategy. If we fail to evaluate and execute new business opportunities properly, we may not achieve anticipated benefits and may incur increased costs, which may negatively impact our business model, revenues, results of operations, financial condition, liquidity, cash flows and/or stock price.

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
•claims by terminated employees and stockholders of acquired companies or other third parties related to the transaction;
•problems maintaining uniform procedures, controls and policies with respect to our financial accounting systems;
•unanticipated issues in integrating information technology, communications and other systems; and
•risks associated with acquiring intellectual property, including potential disputes regarding acquired companies’ intellectual property.

Additionally, the integration of operations and personnel may place a significant burden on management and other internal resources. The attention of our management may be directed towards integration considerations and may be diverted from our day-to-day business operations, and matters related to the integration may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to us and our business. The diversion of management’s attention, and any difficulties encountered in the transition and integration process, could harm our business, financial condition, results of operations, liquidity, cash flows and/or stock price.

We face risks associated with the acquisition, development, redevelopment and expansion of our medical centers and other properties and we may incur greater than anticipated costs and expenses related to our plans to significantly reduce our investments in de novo medical centers in 2023, which could have a material adverse effect on our business, financial condition, results of operations, liquidity, cash flows and/or stock price.

Our flexible, multi-pronged growth strategy has focused on several initiatives, including organic growth in current markets and expansion into new markets. As part of this strategy, we have regularly acquired and developed de novo medical centers and redeveloped and expanded existing properties, and these activities are subject to various risks. In addition, newly-acquired, developed or redeveloped/expanded medical centers may not perform as well as expected, impacting our anticipated profitability. These activities expose us to the following risks:

•acquisition or construction costs for our medical centers may be higher than projected, potentially making the project unfeasible or unprofitable;

•development, redevelopment or expansion of our medical centers may take considerably longer than expected, delaying the commencement and amount of income from the center;
•we may be unable to obtain zoning, occupancy or other governmental approvals and/or the consents of other third parties, such as our lenders, and those consents may be withheld, delayed and/or conditioned on terms that may be less than favorable to us; and/or
•our membership enrollment and related patient utilization rates for one or more of our medical centers may not meet our projections, as a result of which our development projects may not achieve our performance metrics and/or be accretive when we expect or at all.

Also, our current strategy includes significantly reducing our investments in de novo medical centers in 2023, and we may incur greater than anticipated costs and expenses in doing so. For example, we may be subject to suits, actions and other legal proceedings brought by third parties, such as landlords, contractors and others, for alleged losses and damages that they may assert are attributable to actions that we may take related to significantly reducing our investments in de novo medical centers in 2023, as well as the costs and expenses of defending such actions. We may also incur greater than expected lease termination costs, impairment charges and/or other special charges related to pursuing this strategy. Such events could have a material adverse effect on our business, financial condition, results of operations, liquidity, cash flows and/or stock price.

We must attract and retain highly qualified personnel in order to execute our growth plan.

Competition for highly qualified personnel is intense, especially for physicians and other medical professionals who are experienced in providing care services to older adults. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies and healthcare providers with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies or healthcare providers, their former employers may attempt to assert that these employees or we have breached certain legal obligations, resulting in a diversion of our time and resources. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be harmed. Many of our senior employees are subject to non-competition and non-solicitation agreements with us. However, the use of non-competition agreements has recently come under scrutiny by the FTC and the enforceability of non-competition agreements may differ from state to state and by circumstance and if any of our non-competition agreements was found to be unenforceable, our business and growth prospects could be harmed.

If we are unable to attract new members, our revenue growth will be adversely affected.

To increase our revenue, our business strategy is to expand the number of medical centers in our network. In order to support such growth, we must continue to enroll and retain a sufficient number of new members. We are focused on the Medicare-eligible population and face competition from other primary healthcare providers in the enrollment of Medicare-eligible potential members. If potential or existing members prefer the care provider model of one of our competitors, we may not be able to effectively implement our growth strategy, which depends on our ability to grow organically by enrolling new members and retaining existing members. In addition, our growth strategy is dependent in part on patients electing to move from fee-for-service to capitated arrangements and selecting us as their primary care provider under their plan. Our inability to enroll new members and retain existing members, particularly those under capitation arrangements, would harm our ability to execute our growth strategy and may have a material adverse effect on our business, results of operations, financial condition, liquidity, cash flows and/or stock price.

We have limited experience serving as a DCE or ACO REACH with CMS and may not be able to realize the expected benefits thereof.

The CMS Center for Medicare and Medicaid Innovation unveiled a direct contracting model which began in 2021 to create value-based payment arrangements directly with DCEs, which is part of CMS’ strategy to drive broader healthcare reform and accelerate the shift from original Medicare toward value-based care models. A key aspect of direct contracting is providing new opportunities for a variety of different DCEs to participate in value-based care arrangements in Medicare fee-for-service. Our wholly owned subsidiary, American Choice Healthcare, was one of 41 unique companies chosen by CMS as a DCE to participate in the Implementation Period of the Direct Contracting Model for Global and Professional Options, which ran from October 1, 2020 through March 31, 2021, and is now participating in the Global and Direct Contracting Performance Period, which runs from April 1, 2021 until December 31, 2026. However, we have no previous experience serving as a DCE (or ACO REACH) and may not be able to realize the expected benefits thereof. We can provide no assurances that direct contracting will allow us to achieve risk-like patient economics on original Medicare patients. For instance, we may not be able to calibrate our historical medical expense estimates to this new beneficiary population, who have not chosen to participate in value-based care and thus may utilize third-party medical services differently than our current members. Beneficiaries that we are assigned under the direct contracting model may not be profitable to us initially or at all. In addition, our management team has and may further invest considerable time and resources in adapting to the direct contracting model, but we may not be able to realize the expected benefits thereof. Adding additional members through direct contracting will require absorbing additional members into our existing medical centers, which may strain resources or negatively affect our quality of care. We can provide no assurances that the direct contracting model will continue for additional performance years beyond the initial 5-year period (or within the initial period), including as a result of decreased political support for value-based care or the direct contracting model, or that it will expand our total addressable market in the manner that we expect. Our existing DCE contracts are subject to annual review by CMS.

We operate ACO's whose governance and financial model is subject to change by CMS.

The CMS Center for Medicare and Medicaid Innovation has continually made improvements to ACO models. We operate ACOs across multiple markets. ACOs have been a part of CMS’ strategy to drive broader healthcare reform and accelerate the shift from original Medicare toward value-based care models. Further, CMS has stated that it would like all Medicare lives in a value-based care arrangement by 2030. However, there could be material changes to the ACO programs which affect our clinical or financial performance. For example, effective January 1, 2023, CMS has transitioned DCE lives into the ACO REACH program which has a number of changes, including to risk score calculation, quality withholds, and other items. If we are unable to adapt our business processes to operate profitably under these changing regimes, it could have an adverse impact on our business, results of operations, financial condition, liquidity, cash flows and/or stock price.

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

We will be required to raise additional capital or generate cash flows to execute on our growth strategy, expand our operations and invest in new technologies in the future and our failure to do so could reduce our ability to compete successfully and harm our business, results of operations, financial condition liquidity, cash flows and/or stock price.

Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, expand our services in new geographic locations, build additional de novo medical centers and execute our accretive acquisition strategy. Please see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Key Factors Affecting Our Performance - Expand our Medical Center Base.” We will need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms or at all. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests. If we engage in additional debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, the covenants in the Credit Agreement with Credit Suisse AG, Cayman Islands Branch, as the administrative agent, collateral agent and a letter of credit issuer, and Credit Suisse Loan Funding LLC, as the sole lead arranger and sole book runner (the “Credit Suisse Credit Agreement”),and those in the Side-Car Credit Agreement covering our 2023 Term Loan (See Note 13, “Debt,” in the notes to the audited consolidated financial statements in Item 8 of Part II of this Form 10-K) impose certain limitations on our ability to obtain additional debt, and any failure to adhere to these covenants could result in penalties or defaults that could further restrict our liquidity or limit our ability to obtain financing. If we need additional capital and cannot raise it on acceptable terms, or at all, we may not be able to, among other things:

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

Our operations are subject to extensive federal, state and local government laws, rules and regulations, such as:

•Medicare and Medicaid reimbursement rules and regulations;

•the federal Anti-Kickback Statute, which, subject to certain exceptions known as “safe harbors,” prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration for referring an individual, in return for ordering, leasing, purchasing or recommending or arranging for or to induce the referral of an individual or the ordering, purchasing or leasing of items or services covered, in whole or in part, by any federal healthcare program, such as Medicare and Medicaid. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of FCA;

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

•the CMP Statute and associated regulations, which authorizes the Secretary of the HHS to impose civil money penalties, an assessment, and program exclusion for various forms of fraud and abuse involving the Medicare and Medicaid programs;

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

•federal and state laws regarding telemedicine services, including necessary technological standards to deliver such services, coverage restrictions associated with such services, the amount of reimbursement for such services, and the licensure of individuals providing such services;

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

•state insurance laws governing what healthcare entities may bear financial risk and the allowable types of financial risks, including direct primary care programs, provider-sponsored organizations, ACOs, Independent Physician Associations, and provider capitation;

•federal and state laws pertaining to the provision of services by nurse practitioners and physician assistants in certain settings, physician supervision of those services, and reimbursement requirements that depend on the types of services provided and documented and relationships between physician supervisors and nurse practitioners and physician assistants; and

•federal and state laws pertaining to the privacy and security of PHI, PII and other patient information.

In addition to the above laws, Medicare and Medicaid regulations, manual provisions, local coverage determinations, national coverage determinations and agency guidance also impose complex and extensive requirements upon healthcare providers. Moreover, the various laws, rules and regulations that apply to our operations are often subject to varying interpretations and additional laws, rules and regulations potentially affecting providers continue to be promulgated that may impact us. A violation or departure from any of the legal requirements implicated by our business may result in, among other things, government audits, lower reimbursements, significant fines and penalties and costs and expenses related to contesting such matters, the potential loss of certification, recoupment efforts or voluntary repayments. These legal requirements are civil, criminal and administrative in nature depending on the law or requirement.

We endeavor to comply with all legal requirements. We further endeavor to structure all of our relationships with physicians and providers to comply with state and federal anti-kickback physician and Stark laws and other applicable healthcare laws. On December 2, 2020, the HHS OIG, and CMS issued final rules expanding and modifying existing and adding new regulatory Anti-Kickback Statute “safe harbors” and Stark Law exceptions, respectively. The rules are part of the Regulatory Sprint that HHS launched in 2018 in an effort to encourage innovative arrangements designed to improve the quality of care, health outcomes, and efficiency in the U.S. health care system. These final rules center on the concept of “value-based enterprises” (“VBEs”), and “value-based arrangements” between participants in VBEs. Both the Anti-Kickback Statute safe harbors and the Stark Law exceptions are broken down by the amount of financial risk assumed under the value-based arrangement, and the more risk assumed, the more flexibility offered under the safe harbors and exceptions. We continue to evaluate what effect, if any, these rules have on our business. We utilize considerable resources to monitor laws, rules and regulations and implement necessary changes. However, the laws, rules and regulations in these areas are complex, changing and often subject to varying interpretations. As a result, there is no guarantee that we will be able to adhere to all of the laws and regulations that apply to our business, and any failure to do so could have a material adverse impact on our business, results of operations, financial condition, liquidity, cash flows, stock price and/or reputation. Similarly, we may face penalties under the FCA, the federal CMP statute or otherwise related to failure to report and return overpayments within 60 days of when the overpayment is identified and quantified. These obligations to report and return overpayments could subject our procedures for identifying and processing overpayments to greater scrutiny or investigation. We have made investments in resources to decrease the time it takes to identify, quantify and process overpayments, and may be required to make additional investments in the future. For example, on December 27, 2022, CMS issued a proposed rule addressing the due diligence review that providers must undertake in identifying, reporting, and returning overpayments; and we anticipate that a final rule will be issued in 2023.

Additionally, the federal government has used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare, Medicaid and other federally funded health care programs. Moreover, amendments to the federal Anti-Kickback Statute in the ACA make claims tainted by anti-kickback violations potentially subject to liability under the FCA, including qui tam or whistleblower suits. The penalties for a violation of the FCA range from $5,500 to $11,000 (adjusted for inflation) for each false claim plus 3 times the amount of damages caused by each such claim which generally means the amount received as reimbursement directly or indirectly from the government. On January 30, 2023, the DOJ issued a final rule announcing adjustments to FCA penalties, under which the per claim penalty range increases to a range from $13,508 to $27,018 per false claim or statement (as of January 30, 2023, and subject to annual adjustments for inflation). Given the high volume of claims processed by our various operating units, the potential is high for substantial penalties in connection with any alleged FCA violations. Unanticipated increases in these fines could have a material adverse impact on our business, results of operations, financial condition, liquidity, cash flows, stock price and/or reputation.

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

If any of our operations are found to violate these or other government laws or regulations, we could suffer severe consequences that would have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and/or stock price, including:

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

•criminal or civil liability, fines, damages and the costs and expenses associated with contesting such items, as well as exclusion from participation in federal and state health care programs and/or monetary penalties for violations of healthcare fraud and abuse laws, including the federal Anti-Kickback Statute, CMP Statute, Stark Law and FCA, state laws and regulations, or other failures to meet regulatory requirements;

•enforcement actions by governmental agencies and/or state law claims for monetary damages by patients who believe their PHI has been used, disclosed or not properly safeguarded in violation of federal or state patient privacy laws, including HIPAA and the Privacy Act of 1974;

•mandated changes to our practices or procedures that significantly increase operating expenses;

•imposition of and compliance with corporate integrity agreements that could subject us to ongoing audits and reporting requirements as well as increased scrutiny of our billing and business practices which could lead to potential fines and costs and expenses associated with contesting such matters, among other things;

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

•negative adjustments to government payment models including, but not limited to, Medicare Parts A, B, C and D and Medicaid; and

•harm to our reputation which could negatively impact our business relationships, affect our ability to attract and retain members, physicians and other employees, affect our ability to obtain financing and decrease access to new business opportunities, among other things.

We are, and may in the future be, a party to various lawsuits, demands, claims, qui tam suits, governmental investigations and audits (including investigations or other actions resulting from our obligation to self-report suspected violations of law) and other legal matters, any of which could result in, among other things, substantial financial penalties or awards against us, mandated refunds, substantial payments made by us, required changes to our business practices, exclusion from future participation in Medicare, Medicaid and other healthcare programs and possible criminal penalties, any of which could have a material adverse effect on our business, results of operations, financial condition, cash flows and materially harm our reputation. Please see the description of such legal proceedings set forth in the “Legal Matters” section in Note 18, "Commitments and Contingencies," in the notes to the audited consolidated financial statements in Item 8 of Part II of this Form 10-K.

We may in the future be subject to investigations and audits by state or federal governmental agencies and/or private civil qui tam complaints filed by relators and other lawsuits, demands, claims and legal proceedings, including investigations or other actions resulting from our obligation to self-report suspected violations of law.

Responding to subpoenas, investigations and other lawsuits, claims and legal proceedings, as well as defending ourselves in such matters will continue to require management’s attention and cause us to incur significant legal expense. Negative findings or terms and conditions that we might agree to accept as part of a negotiated resolution of pending or future legal or regulatory matters could result in, among other things, substantial financial penalties or awards against us, substantial payments made by us, such as costs and expenses to contest such matters, harm to our reputation, required changes to our business practices, exclusion from future participation in the Medicare, Medicaid and other healthcare programs and, in certain cases, criminal penalties, any of which could have a material adverse effect on us. It is possible that criminal proceedings may be initiated against us and/or individuals in our business in connection with investigations by the federal government.

We, our employees, the medical centers in which we operate and our affiliated physicians are subject to various federal, state and local licensing and certification laws and regulations and accreditation standards and other laws, relating to, among other things, the adequacy of medical care, equipment, privacy of patient information, physician relationships, personnel and operating policies and procedures. Failure to comply with these licensing, certification and accreditation laws, regulations and standards could result in our services being found non-reimbursable or prior payments being subject to recoupment, requirements to make significant changes to our operations and can give rise to civil or, in extreme cases, criminal penalties. We routinely take the steps we believe are necessary to retain or obtain all requisite licensure and operating authorities. While we have made reasonable efforts to substantially comply with federal, state and local licensing and certification laws and regulations and standards as we interpret them, agencies that administer these programs could find that we have failed to comply in some material respects, which could have a material adverse impact on our business, results of operations, financial condition, liquidity, cash flows, stock price and/or reputation.

Reductions in Medicare reimbursement rates or changes in the rules governing the Medicare program could have a material adverse effect on our financial condition, results of operations, liquidity, cash flows and/or stock price.

We receive the majority of our revenue from Medicare, either directly or through Medicare Advantage plans, and revenue from Medicare accounted for a significant portion of our capitated revenue for the years ended December 31, 2020, 2021 and 2022, respectively. In addition, many private payors base their reimbursement rates on the published Medicare rates or are themselves reimbursed by Medicare for the services we provide. As a result, our results of operations are, in part, dependent on government funding levels for Medicare programs, particularly Medicare Advantage programs. Any changes that limit or reduce Medicare Advantage or general Medicare reimbursement levels, such as reductions in or limitations of reimbursement amounts or rates under programs, reductions in funding of programs, expansion of benefits without adequate funding, elimination of coverage for certain benefits, or elimination of coverage for certain individuals or treatments under programs, could have a material adverse effect on our business, results of operations, financial condition, liquidity, cash flows and/or stock price.

The Medicare program and its reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past and could in the future result in substantial reductions in our revenue and operating margins. For example, due to the federal sequestration, an automatic 2% reduction in Medicare spending took effect beginning in April 2013. The CARES Act, designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, and subsequent legislation temporarily suspended these reductions until December 31, 2022, and extended the sequester by one year. Additional legislation extended the temporary suspension through March 31, 2022. Following the temporary suspension, a 1% payment reduction began April 1, 2022, lasting through June 30, 2022, and the 2% payment reduction resumed on July 1, 2022.

Each year, CMS issues a final rule to establish the Medicare Advantage benchmark payment rates for the following calendar year. Any reduction to Medicare Advantage rates may have a material adverse effect on our business, results of operations, financial condition, liquidity, cash flows and/or stock price. In addition, our Medicare Advantage revenues may continue to be volatile in the future, which could have a material adverse impact on our business, results of operations, financial condition, liquidity cash flows and/or stock price.

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

Recent legislative, judicial and executive efforts to enact further healthcare reform legislation have caused the future state of the exchanges, other reforms under the ACA, and many core aspects of the current U.S. health care system to be unclear. Since 2016, various administrative and legislative initiatives have been implemented that have had adverse impacts on the ACA and its programs. For example, in October 2017, the federal government announced that cost-sharing reduction payments to insurers would end, effective immediately, unless Congress appropriated the funds, and, in December 2017, Congress passed the Tax Cuts and Jobs Act, which includes a provision that eliminates the penalty under the ACA’s individual mandate for individuals who fail to obtain a qualifying health insurance plan and could impact the future state of the exchanges. In an appeal from a lower court decision holding that the individual mandate is unconstitutional, the Supreme Court issued a decision in June 2021, ruling that the plaintiffs lacked standing to challenge the individual mandate provision, thus leaving the ACA in effect. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

While specific changes and their timing are not yet apparent, enacted reforms and future legislative, regulatory, judicial, or executive changes, particularly any changes to the Medicare Advantage program, could have a material adverse effect on our business, results of operations, financial condition, liquidity, cash flows and/or stock price.

Among the important statutory changes that are being implemented by CMS include provisions of the IMPACT Act. This law imposes a stringent timeline for implementing benchmark quality measures and data metrics across post-acute care providers. The enactment also mandates specific actions to design a unified payment methodology for post-acute providers. CMS is in the process of promulgating regulations to implement provisions of this enactment. Depending on the final details, the costs of implementation could be significant and could have an adverse impact on our business, results of operations, financial condition, liquidity, cash flows and/or stock price. The failure to meet implementation requirements could expose providers to fines and payment reductions.

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

According to the Kaiser Family Foundation (“KFF”), Medicare Advantage enrollment continues to be highly concentrated among a few payors, both nationally and in local regions. In 2021, the KFF reported that 3 payors together accounted for more than half of Medicare Advantage enrollment and 7 firms accounted for approximately 83% of enrollment. Consolidation among Medicare Advantage plans in certain regions, or the Medicare program’s failure to attract additional plans to participate in the Medicare Advantage program, could have a material adverse effect on our business, results of operations, financial condition, liquidity, cash flows and/or stock price.

Reductions in reimbursement rates or the scope of services being reimbursed, or an expansion of the scope of services to be provided under our contracts with payors without a corresponding increase in payment rates could have a material, adverse effect on our financial condition, results of operations, liquidity, cash flows and/or stock price or even result in reimbursement rates that are insufficient to cover our operating expenses. Additionally, any delay or default by the government in making Medicare reimbursement payments could materially and adversely affect our business, financial condition, results of operations, liquidity, cash flows and/or stock price.

State and federal efforts to reduce Medicaid spending could adversely affect our financial condition, results of operations, liquidity, cash flows and/or stock price.

Approximately 40% of our Medicare Advantage members are dual-eligible, qualifying for both Medicare and Medicaid, and 29% of our total members are covered by state Medicaid programs. Medicaid is a joint federal-state program purchasing healthcare services for the low income and indigent, as well as certain higher-income individuals with significant health needs. Under broad federal criteria, states establish rules for eligibility, services and payment. Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets. This, combined with slower state revenue growth, has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending.

If any state in which we operate were to decrease premiums paid to us or pay us less than the amount necessary to keep pace with our cost trends, it could have a material adverse effect on our results of operations, financial conditions, liquidity, cash flows and/or stock price.

For example, a number of states have adopted or are considering legislation designed to reduce their Medicaid expenditures, such as financial arrangements commonly referred to as provider taxes. Under provider tax arrangements, states collect taxes from healthcare providers and then use the revenue to pay the providers as a Medicaid expenditure, which allows the states to then claim additional federal matching funds on the additional reimbursements. Current federal law provides for a cap on the maximum allowable provider tax as a percentage of the provider’s total revenue. There can be no assurance that federal law will continue to provide matching federal funds on state Medicaid expenditures funded through provider taxes, or that the current caps on provider taxes will not be reduced. Any discontinuance or reduction in federal matching of provider tax-related Medicaid expenditures could have a significant and adverse effect on states’ Medicaid expenditures, and as a result could have an adverse effect on our business, results of operations, financial condition, liquidity, cash flows and/or stock price.

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

In addition, from early 2020 until December 2022, Medicaid eligibility redeterminations were suspended due to the COVID-19 public health emergency. On December 29, 2022, the Consolidated Appropriations Act (“CAA”) was enacted; under the CAA, expiration of the continuous enrollment condition will no longer be linked to the end of the COVID-19 public health emergency effective March 31, 2023. Beginning April 1, 2023, individual states will be permitted to terminate Medicaid enrollment for individuals who are no longer eligible for Medicaid benefits. We expect that states will implement Medicaid eligibility redeterminations, and this may have the effect of reducing our membership. Maintaining current eligibility levels could cause states to reduce reimbursement or reduce benefits in order for states to afford to maintain eligibility levels. If any state in which we operate were to decrease premiums paid to us or pay us less than the amount necessary to keep pace with our cost trends, it could have a material adverse effect on our results of operations, financial condition, liquidity, cash flows and/or stock price.

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

Our operating model, our platform and our revenue are dependent on the healthcare industry’s continued movement towards providers assuming more risk from payors for the cost of patient care. Any legislative, regulatory or industry changes that slows or limits that movement or otherwise reduces the risk-based healthcare spending would most likely be detrimental to our business, revenue, financial projections and growth, as well as our results of operations, financial condition, liquidity, cash flows and/or stock price.

We are also impacted by the Medicare Access and CHIP Reauthorization Act, under which physicians must choose to participate in one of two payment formulas, the Merit-Based Incentive Payment System (“MIPS”), or Alternative Payment Models (“APMs”). MIPS allows eligible physicians to receive upward or downward adjustments to their Medicare Part B payments based on certain quality and cost metrics, among other measures. Alternatively, physicians can choose to participate in an Advanced APM. Advanced APMs are exempt from the MIPS requirements, and physicians who are meaningful participants in APMs receive bonus payments from Medicare pursuant to the law. CMS has issued reporting requirements for MIPS Value Pathways (“MVPs”), a subset of measures to meet MIPS reporting requirements, which are available in the 2023 performance year. CMS also expanded the list of MIPS-eligible clinicians to include clinical social workers and certified nurse mid-wives. In November 2022, CMS released its 2023 Quality Payment Program final rule, which finalized 5 new MVPs and revised 7 previously finalized MVPs to add new measures and activities. as well as remove several measures and activities. The final rule also implemented several policies for Advanced APMs, including permanently establishing an 8% minimum Generally Applicable Nominal Risk standard (which was previously set to expire in 2024).

In addition, current and prior healthcare reform proposals have included the concept of creating a single payor or public option for health insurance. If enacted, these proposals could have an extensive impact on the healthcare industry, including us. We are unable to predict whether such reforms may be enacted or their impact on our operations.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments and private payors will pay for healthcare services, which could harm our business, financial condition, results of operations, liquidity, cash flows and/or stock price.

If we are unable to effectively adapt to changes in the healthcare industry or changes in state and federal laws and regulations affecting the healthcare industry, including changes to laws and regulations regarding or affecting the U.S. healthcare reform, our business may be harmed.

Due to the importance of the healthcare industry in the lives of all Americans, federal, state, and local legislative bodies frequently pass legislation and promulgate regulations relating to healthcare reform or that affect the healthcare industry. As has been the trend in recent years, it is reasonable to assume that there will continue to be increased government oversight and regulation of the healthcare industry in the future. We cannot assure our stockholders as to the ultimate content, timing or effect of any new healthcare legislation or regulations, nor is it possible at this time to estimate the impact of potential new legislation or regulations on our business. It is possible that future legislation enacted by Congress or state legislatures, or regulations promulgated by regulatory authorities at the federal or state level, could adversely affect our business or could change the operating environment of our medical centers. It is possible that the changes to the Medicare, Medicaid or other governmental healthcare program reimbursements may serve as precedent to possible changes in other payors’ reimbursement policies in a manner adverse to us. Similarly, changes in private payor reimbursements could lead to adverse changes in Medicare, Medicaid and other governmental healthcare programs, which could have a material adverse effect on our business, financial condition, results of operations, liquidity, cash flows and/or stock price.

While we believe that we have structured our agreements and operations in material compliance with applicable healthcare laws and regulations, there can be no assurance that we will be able to successfully address changes in the current regulatory environment. We believe that our business operations materially comply with applicable healthcare laws and regulations. However, some of the healthcare laws and regulations applicable to us are subject to limited or evolving interpretations, and a review of our business or operations by a court, law enforcement or a regulatory authority might result in a determination that could have a material adverse effect on us. Furthermore, the healthcare laws and regulations applicable to us may be amended or interpreted in a manner that could have a material adverse effect on our business, prospects, results of operations, financial condition, liquidity, cash flows and/or stock price.

Our use, disclosure, and other processing of PHI and PII, including health information, is subject to HIPAA and other federal and state privacy and security rules and regulations. If we suffer a data breach or unauthorized disclosure, we could incur significant liability including government and private investigations and claims of privacy and security non-compliance. We could also suffer significant reputational harm as a result and, in turn, a material adverse effect on our member base and on our reputation, business, revenue, prospects, results of operations, financial condition, liquidity, cash flows and/or stock price.

Numerous state and federal laws, rules and regulations, such as HIPPA, govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity, and other processing of PHI and PII. HIPAA establishes a set of national privacy and security standards for the protection of PHI by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services.

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

HIPAA imposes mandatory penalties for certain violations. Penalties for violations of HIPAA and its implementing regulations start at $100 per violation and, except in certain circumstances, are not to exceed $50,000 per violation, subject to a cap of $1.78 million for violations of the same standard in a single calendar year. However, a single breach incident can result in violations of multiple standards. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases and we may incur significant costs and expenses related to contesting such actions. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

In addition, HIPAA mandates that the Secretary of HHS conduct periodic compliance audits of HIPAA covered entities and business associates for compliance with the HIPAA Privacy and Security Standards. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the CMP fine paid by the violator.

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

In addition to HIPAA, numerous other federal and state laws, rules and regulations protect the confidentiality, privacy, availability, integrity and security of PHI and other types of PII. State statutes and regulations vary from state to state, and these laws and regulations in many cases are more restrictive than, and may not be preempted by, HIPAA and its implementing rules. These laws and regulations are often uncertain, contradictory, and subject to changed or differing interpretations, and we expect new laws, rules and regulations regarding privacy, data protection, and information security to be proposed and enacted in the future. If new data security laws are implemented, we may not be able to timely comply with such requirements, or such requirements may not be compatible with our current processes. Changing our processes could be time consuming and expensive, and failure to timely implement required changes could subject us to liability for non-compliance. Some states may afford private rights of action to individuals who believe their PII has been misused. This complex, dynamic legal landscape regarding privacy, data protection, and information security creates significant compliance issues for us and potentially restricts our ability to collect, use and disclose data and exposes us to additional expense, adverse publicity and liability. While we have implemented data privacy and security measures in an effort to comply with applicable laws and regulations relating to privacy and data protection, some PHI and other PII or confidential information is transmitted to us by third parties, who may not implement adequate security and privacy measures, and it is possible that laws, rules and regulations relating to privacy, data protection, or information security may be interpreted and applied in a manner that is inconsistent with our practices or those of third parties who transmit PHI and other PII or confidential information to us. If we or these third parties are found to have violated such laws, rules or regulations, it could result in government-imposed fines, orders requiring that we or these third parties change our or their practices, or criminal charges, which could adversely affect our business. Complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices, systems and compliance procedures in a manner adverse to our business.

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

We face inspections, reviews, audits and investigations under federal and state government programs and contracts. These audits could have adverse findings that may negatively affect our business, including our results of operations, liquidity, financial condition, cash flows, stock price and/or reputation.

As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental inspections, reviews, audits and investigations to verify our compliance with these programs and applicable laws, rules and regulations. Payors may also reserve the right to conduct audits. We also periodically conduct internal audits and reviews of our regulatory compliance. An adverse inspection, review, audit or investigation could result in:

•refunding amounts we have been paid pursuant to the Medicare or Medicaid programs or from payors;

•state or federal agencies imposing fines, penalties and other sanctions on us and we may incur significant costs and expenses in contesting such actions;

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

We have in the past and will likely in the future be required to refund amounts we have been paid and/or pay fines and penalties as a result of these inspections, reviews, audits and investigations. If adverse inspections, reviews, audits or investigations occur and any of the results noted above occur, it could have a material adverse effect on our business and our financial condition, results of operations, liquidity, cash flows and/or stock price. Furthermore, the legal, document production and other costs associated with complying with these inspections, reviews, audits or investigations could be significant.

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

In addition to the above management arrangements, we have certain contractual rights relating to the orderly transfer of equity interests in our physician practices through succession agreements and other arrangements with their physician equity holders. Such equity interests cannot, however, be transferred to or held by us or by any non-professional organization. Accordingly, neither we nor our direct subsidiaries directly own any equity interests in any of the affiliated physician practices that provide services to our members in “corporate practice of medicine” states. If any of the physician owners of our practices fail to comply with the management arrangement, if any management arrangement is terminated and/or we are unable to enforce our contractual rights over the orderly transfer of equity interests in any of these contracted physician practices, such events could have a material adverse effect on our business, results of operations, financial condition, liquidity, cash flows and/or stock price.

It is possible that a state regulatory agency or a court could determine that our agreements with physician equity holders of our contracted practices and the way we carry out these arrangements as described above, either independently or coupled with the management services agreements with such contracted physician practices, are in violation of prohibitions on the corporate practice of medicine. As a result, these arrangements could be deemed invalid, potentially resulting in a loss of revenues and an adverse effect on results of operations derived from such practices. Such a determination could force a restructuring of our management arrangements with the affected practices, which might include revisions of the management services agreements, including a modification of the management fee and/or establishing an alternative structure that would permit us to contract with a physician network without violating prohibitions on the corporate practice of medicine. There can be no assurance that such a restructuring would be feasible, or that it could be accomplished within a reasonable time frame without a material adverse effect on our business, results of operations, financial condition, liquidity, cash flows and/or stock price.

Our records and submissions to a health plan may contain inaccurate or unsupportable information regarding risk adjustment scores of members, which could cause us to overstate or understate our revenue and subject us to various penalties.

CMS has implemented a risk adjustment payment system for Medicare health plans to improve the accuracy of payments and establish appropriate compensation for Medicare plans that enroll and treat less healthy Medicare beneficiaries. CMS’s risk adjustment model bases a portion of the total CMS reimbursement payments on various clinical and demographic factors. The claims and encounter records that we submit to health plans may impact data that support the Medicare Risk Adjustment Factor (“RAF”), scores attributable to members. These RAF scores determine, in part, the revenue to which the health plans and, in turn, we are entitled to for the provision of medical care to such members. The data submitted to CMS by each health plan is based, in part, on medical charts and diagnosis codes that we prepare and submit to the health plans. Each health plan generally relies on us and our affiliated physicians to appropriately document and support such RAF data in our medical records. Each health plan also relies on us and our affiliated physicians to appropriately code claims for medical services provided to members. Erroneous claims and erroneous encounter records and submissions could result in inaccurate revenue and risk adjustment payments, which may be subject to correction or retroactive adjustment in later periods. This corrected or adjusted information may be reflected in financial statements for periods subsequent to the period in which the revenue was recorded. We might also need to refund a portion of the revenue that we received, which refund, depending on its magnitude, could damage our relationship with the applicable health plan and could have a material adverse effect on our business, results of operations, financial condition, liquidity, cash flows and/or stock price.

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

CMS has indicated that payment adjustments will not be limited to RAF scores for the specific Medicare Advantage enrollees for which errors are found, but may also be extrapolated to the entire Medicare Advantage plan subject to a particular CMS contract. CMS has described its audit process as plan-year specific and stated that it will not extrapolate audit results for plan years prior to 2011.

Elements of the risk adjustment mechanism continue to be challenged, reevaluated, and revised by the U.S. Department of Justice, the OIG, and CMS. For example, on February 1, 2023 CMS published the Medicare Advantage Risk Adjustment Data Validation ("RADV") Program Final Rule (the "Final Rule"), which will take effect on April 3, 2023. The Final Rule includes major updates to the RADV audit methodology used by CMS to address overpayments to MA plans based on the submission of unsupported risk-adjusting diagnosis codes, which are used to determine payments under MA. Most notably, the Final Rule: (1) allows CMS to extrapolate RADV audit findings beginning with Payment Year 2018; and (2) does not include a Fee-For-Service ("FFS") adjuster in RADV audits, which was previously contemplated as a method of equalizing payment errors between FFS Medicare and Medicare Part C, and viewed as critical to ensuring actuarial equivalence between traditional and managed Medicare. CMS will not extrapolate RADV audit findings for Payment Years 2011 through 2017, as originally contemplated. The Final Rule has already received significant industry pushback and is expected to be a target of litigation by MA plans.

There can be no assurance that claims submitted by the Company will not be randomly selected or targeted for review by CMS or that the outcome of such a review will not result in a material adjustment in our revenue and profitability, even if the information we submitted to CMS is accurate and supportable. Substantial changes in the risk adjustment mechanism, including changes that result from enforcement or audit actions, could materially affect our revenue.

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

With respect to Medicare, providers can retrospectively bill Medicare for services provided 30 days prior to the effective date of the enrollment. In addition, the enrollment rules provide that the effective date of the enrollment will be the later of the date on which the enrollment application was filed and approved by the Medicare contractor, or the date on which the provider began providing services. If we are unable to properly enroll physicians and other applicable healthcare professionals within the 30 days after the provider begins providing services, we will be precluded from billing Medicare for any services which were provided to a Medicare beneficiary more than 30 days prior to the effective date of the enrollment. With respect to Medicaid, new enrollment rules and whether a state will allow providers to retrospectively bill Medicaid for services provided prior to submitting an enrollment application varies by state. Failure to timely enroll providers could reduce our physician services segment total revenues and have a material adverse effect on the business, financial condition, cash flows and/or results of operations of our physician services segment.

The ACA, as currently structured, added additional enrollment requirements for Medicare and Medicaid, which have been further enhanced through implementing regulations and increased enforcement scrutiny. Every enrolled provider must revalidate its enrollment at regular intervals and must update the Medicare contractors and many state Medicaid programs with significant changes on a timely basis. If we fail to provide sufficient documentation as required to maintain our enrollment, Medicare and Medicaid could deny continued future enrollment or revoke our enrollment and billing privileges, which could have a material adverse effect on our business, results of operations, financial condition, liquidity, cash flows and/or stock price.

The requirements for enrollment, licensure, certification, and accreditation may include notification or approval in the event of a transfer or change of ownership or certain other changes. Other agencies or payors with which we have contracts may have similar requirements, and some of these processes may be complex. Failure to provide required notifications or obtain necessary approvals may result in the delay or inability to complete an acquisition or transfer, loss of licensure, lapses in reimbursement, or other penalties. While we make reasonable efforts to substantially comply with these requirements, we cannot assure you that the agencies that administer these programs or have awarded us contracts will not find that we have failed to comply in some material respects. A finding of non-compliance and any resulting payment delays, refund demands or other sanctions could have a material adverse effect on our business, financial condition, results of operations, liquidity, cash flows and/or stock price.

Risks Related to Competition

The healthcare industry is highly competitive, and if we are not able to compete effectively, our business would be harmed.

We compete directly with national, regional and local providers of healthcare for members and physicians. There are many other companies and individuals currently providing healthcare services, many of which have been in business longer and/or have substantially more resources. There have been increased trends towards consolidation and vertical integration in the healthcare industry, including an influx of additional capital. Since there are virtually no substantial capital expenditures required for providing healthcare services, there are few financial barriers to entry in the healthcare industry. Other companies could enter the healthcare industry in the future and divert some or all of our business. Our ability to compete successfully varies from location to location and depends on a number of factors, including the number of competing primary care medical centers in the local market and the types of services available at those medical centers, our local reputation for quality care of members, the commitment and expertise of our medical staff, our local service offerings and community programs, the cost of care in each locality, and the physical appearance, location, age and condition of our medical centers. If we are unable to attract members to our medical centers, our revenue and profitability will be adversely affected. Some of our competitors may have greater recognition and be more established in their respective communities than we are, and may have greater financial and other resources than we have. Competing primary care providers may also offer larger medical centers or different programs or services than we do, which, combined with the foregoing factors, may result in our competitors being more attractive to our current members, potential members and referral sources. Furthermore, while we budget for routine capital expenditures at our medical centers to keep them competitive in their respective markets, to the extent that competitive forces cause those expenditures to increase in the future, our financial condition may be negatively affected. In addition, our relationships with governmental and private third-party payors are not exclusive and our competitors have established or could seek to establish relationships with such payors to serve their covered patients. Additionally, as we expand into new geographies, we may encounter competitors with stronger relationships or recognition in the community in such new geography, which could give those competitors an advantage in obtaining new patients. Individual physicians, physician groups and companies in other healthcare industry segments, including those with which we have contracts, and some of which have greater financial, marketing and staffing resources, may become competitors in providing health care services, and this competition may have a material adverse effect on our business operations, financial condition, results of operations, liquidity, cash flows and/or stock price. In addition, established competitors in new markets (or new lines of business) may seek to increase competitive marketing, enrollment and recruiting practices in an effort to disrupt or slow our successful market entry. Such increased competitive activity could lead to competitive marketing and recruiting that could drive up the costs of entry and vigorous enforcement of contractual rights (e.g., non-compete agreements) that could impair our growth and increase the number lawsuits which could have a material adverse effect on our business, financial condition, results of operations, liquidity, cash flows and/or stock price.

Our performance depends on our ability to recruit and retain quality physicians, nurses and other personnel. Competitors in primary care markets may aggressively employ non-compete, non-solicitation and other restrictive covenant tools to slow the entry of new operators. Competition for or shortages in quality physicians, nurses and other personnel, increases in labor costs or expiration of non-compete, non-solicitation and other restrictive covenants with past, present or future employees could adversely affect our revenue, profitability, liquidity, cash flows, quality of care and member enrollment.

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

Key primary care physicians with large member enrollment could retire, become disabled, terminate their provider contracts, get recruited by a competing independent physician association or medical group, or otherwise become unable or unwilling to continue practicing medicine or continue working with us. As a result, members who have been served by such physicians could choose to enroll with competitors’ physician organizations or could seek medical care elsewhere, which could reduce our revenues, profits, liquidity and/or cash flows. Moreover, we may not be able to attract new physicians to replace the services of terminating physicians or to service our growing membership.

We have employment contracts with physicians and other health professionals in many states. Some of these contracts include provisions preventing these physicians and other health professionals from competing with us both during and after the term of our contract with them. The law governing non-compete agreements and other forms of restrictive covenants varies from state to state. Some jurisdictions prohibit us from using non-competition covenants with our professional staff. Other states are reluctant to strictly enforce non-compete agreements and restrictive covenants applicable to physicians and other healthcare professionals. Additionally, the use of non-competition agreements has recently come under scrutiny by the FTC. There can be no assurance that our non-compete agreements related to physicians and other health professionals will be found enforceable if challenged in certain states or federally. In such event, we would be unable to prevent physicians and other health professionals formerly employed by us from competing with us, potentially resulting in the loss of some of our members.

If our labor costs increase, we may not be able to raise rates to offset these increased costs. Because a significant percentage of our revenue consists of fixed, prospective payments, our ability to pass along increased labor costs is limited. In particular, if labor costs rise at an annual rate greater than our net annual consumer price index basket update from Medicare, our results of operations, liquidity, and/or cash flows will likely be adversely affected. In 2021, we experienced labor shortages and other labor-related issues, which were pronounced as a result of the COVID-19 pandemic, and a sustained labor shortage or increased turnover rates within our employee base could lead to increased labor costs. See “Labor shortages and constraints in the supply chain could adversely affect our results of operations.” In addition, any union activity at our medical centers that may occur in the future could contribute to increased labor costs. Certain proposed changes in federal labor laws and the National Labor Relations Board’s modification of its election procedures could increase the likelihood of employee unionization attempts. Although none of our employees are currently represented by a collective bargaining agreement, to the extent a significant portion of our employee base unionizes, it is possible our labor costs could increase materially. Our failure to recruit and retain qualified management and medical personnel, or to control our labor costs, could have a material adverse effect on our business, prospects, results of operations, financial condition, liquidity, cash flows and/or stock price.

If we fail to cost-effectively develop widespread brand awareness and maintain our reputation, or if we fail to achieve and maintain market acceptance for our healthcare services, our business could suffer.

We believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with both members and payors and to our ability to attract new members. The promotion of our brand may require us to make substantial investments and we anticipate that, as our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult and expensive. Our marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur and our results of operations, liquidity and/or cash flows could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of or provide quality medical care for our members, or any adverse publicity or litigation involving or surrounding us, one of our medical centers or our management, could make it substantially more difficult for us to attract new members. Similarly, because our existing members often act as references for us with prospective new members, any existing member that questions the quality of our care could impair our ability to secure additional new members. In addition, negative publicity resulting from any adverse government payor audit could injure our reputation. If we do not successfully maintain and enhance our reputation and brand recognition, our business may not grow and we could lose our relationships with members, which would harm our business, results of operations, financial condition, liquidity, cash flows and/or stock price.

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

Our information technology strategy and execution are critical to our continued success. We must continue to invest in long-term solutions that will enable us to anticipate member needs and expectations, enhance the member experience, act as a differentiator in the market and protect against cybersecurity risks and threats. Our success is dependent, in large part, on maintaining the effectiveness of existing technology systems and continuing to deliver and enhance technology systems that support our business processes in a cost-efficient and resource-efficient manner. Increasing regulatory and legislative changes will place additional demands on our information technology infrastructure that could have a direct impact on resources available for other projects tied to our strategic initiatives. In addition, recent trends toward greater patient engagement in health care require new and enhanced technologies, including more sophisticated applications for mobile devices. Connectivity among technologies is becoming increasingly important. We must also develop new systems to meet current market standards and keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and patient needs. Failure to do so may present compliance challenges and impede our ability to deliver services in a competitive manner. Further, because system development projects are long-term in nature, they may be more costly than expected to complete and may not deliver the expected benefits upon completion. Our failure to effectively invest in, implement improvements to and properly maintain the uninterrupted operation and data integrity of our information technology and other business systems could adversely affect our results of operations, financial condition, liquidity, cash flows and/or stock price.

Risks Related to Data Security and Intellectual Property

Our proprietary platform relies on third-party vendors, and disruptions in those relationships or other failures of our platform could damage our reputation, give rise to claims against us or divert the application of our resources from other purposes, any of which could harm our business.

CanoPanorama, our proprietary population health management technology-powered platform, contains components developed and maintained by third-party software vendors. Moreover, we use a third-party cloud-based electronic health record management system. The ability of these third-party suppliers to successfully provide reliable and high-quality services is subject to technical and operational uncertainties that are beyond our control. We may not be able to replace the functions provided by the third-party software currently used in CanoPanorama if that software becomes obsolete or defective or is not adequately maintained or updated. We may not be able to maintain our relationships with our third-party software vendors. Any significant interruption in the availability of these third-party software products or defects in these products could harm our business unless and until we can secure or develop an alternative source. In the event of failure in such third-party vendors’ systems and processes, we could experience business interruptions or privacy and/or security breaches surrounding our data. Any of these outcomes could damage our reputation, give rise to claims against us or divert the application of our resources from other purposes, any of which could harm our business, results of operations, financial condition, liquidity, cash flows and/or stock price.

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

A security breach or privacy violation that leads to disclosure or unauthorized use or modification of, or that prevents access to or otherwise impacts the confidentiality, security, or integrity of, member information, including PHI or other PII, or other sensitive information that we or our contractors or third-party service providers maintain or otherwise process, could harm our reputation, compel us to comply with breach notification laws, cause us to incur significant costs for remediation, fines, penalties, costs and expenses contesting such actions, notification to individuals and for measures intended to repair or replace systems or technology and to prevent future occurrences, potential increases in insurance premiums, and require us to verify the accuracy of database contents, resulting in increased costs or loss of revenue. While we have not experienced any material system failure, accident or security breach to-date of which we are aware, we nevertheless have experienced from time to time, and continue to experience in the future, cyber-attacks on our information technology systems despite our best efforts to prevent them. For instance, in June 2020, we disclosed to the public a data breach resulting from a business email compromise by an unknown threat actor that affected Office 365 email accounts of certain employees. As some of the affected email inboxes contained PHI or PII, we notified all potentially affected individuals and the HHS OCR. In December 2020, we received a data request from OCR relating to this incident, to which we responded. In June 2021, OCR notified us that it has closed this inquiry with no findings. In addition, a class action lawsuit related to this incident was filed against us in the Miami-Dade County Court of the State of Florida. Our insurance carrier has reached a settlement with the class action plaintiffs and the settlement was approved by the Miami-Dade County Court at a hearing held on July 1, 2021.

If we are unable to prevent or mitigate such security breaches or privacy violations or implement satisfactory remedial measures, or if it is perceived that we have been unable to do so, our operations could be disrupted, we may be unable to provide access to our systems, we could suffer a loss of members and we may as a result suffer loss of reputation, adverse impacts on member and investor confidence, financial loss, governmental investigations or other actions, regulatory or contractual penalties, and other claims and liability and related costs and expenses in contesting such matters. In addition, security breaches and other inappropriate access to, or acquisition or processing of, information can be difficult to detect, and any delay in identifying such incidents or in providing any notification of such incidents may lead to increased harm.

Any such breach or interruption of our systems or those of any of our third-party service providers could compromise our networks or data security processes and sensitive information could be made inaccessible or could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such interruption in access, improper access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws and regulations that protect the privacy of member information or other personal information, such as HIPAA, as amended by HITECH, and their implementing regulations and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to perform our services, access member health information, collect, process, and prepare company financial information, provide information about our current and future services and engage in other member and clinician education and outreach efforts. Any such breach could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our business and competitive position. While we maintain insurance that covers certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and costs and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

Disruptions in our disaster recovery systems or management continuity planning could limit our ability to operate our business effectively.

Our information technology systems facilitate our ability to conduct our business. While we have disaster recovery systems and business continuity plans in place, any disruptions in our disaster recovery systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to effectively monitor and control our operations. Despite our implementation of a variety of security measures, our information technology systems could be subject to physical or electronic break-ins, and similar disruptions from unauthorized tampering or any weather-related disruptions where our headquarters are located. In addition, if a significant number of our management personnel are unavailable in the event of a disaster, our ability to effectively conduct business could be adversely affected.

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

Uncertainty may result from changes to intellectual property legislation and from interpretations of intellectual property laws by applicable courts and agencies. Accordingly, despite our efforts, we may be unable to obtain and maintain the intellectual property rights necessary to provide us with a competitive advantage. Our failure to obtain, maintain and enforce our intellectual property rights could therefore have a material adverse effect on our business, financial condition, results of operations, liquidity, cash flows and/or stock price.

Third parties may initiate legal proceedings alleging that we are infringing or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on our business, financial condition, results of operations, liquidity, cash flows and/or stock price.

Our commercial success depends on our ability to develop and commercialize our services and use our proprietary technology platform without infringing the intellectual property or proprietary rights of third parties. Intellectual property disputes can be costly to defend and may cause our business, operating results, financial condition, liquidity, cash flows and/or stock price to suffer. As the market for healthcare in the U.S. expands and more patents are issued, the risk increases that there may be patents issued to third parties that relate to our technology platform of which we are not aware or that we must challenge to continue our operations as currently contemplated. Whether merited or not, we may face allegations that we, our vendors or licensors or parties indemnified by us have infringed or otherwise violated the patents, trademarks, copyrights or other intellectual property rights of third parties. Such claims may be made by competitors seeking to obtain a competitive advantage or by other parties. Additionally, in recent years, individuals and groups have begun purchasing intellectual property assets for the purpose of making claims of infringement and attempting to extract settlements from companies like ours. We may also face allegations that our employees have misappropriated the intellectual property or proprietary rights of their former employers or other third parties. It may be necessary for us to initiate litigation to defend ourselves in order to determine the scope, enforceability and validity of third-party intellectual property or proprietary rights, or to establish our respective rights. We may not be able to successfully settle or otherwise resolve such adversarial proceedings or litigation. If we are unable to successfully settle future claims on terms acceptable to us we may be required to engage in or to continue claims, regardless of whether such claims have merit, which can be time-consuming, divert management’s attention and financial resources and can be costly to evaluate and defend. Results of any such litigation are difficult to predict and may require us to stop commercializing or using our technology platform, obtain licenses, modify our services and technology platform while we develop non-infringing substitutes or incur substantial damages, settlement costs or face a temporary or permanent injunction prohibiting us from marketing or providing the affected services. If we require a third-party license, it may not be available on reasonable terms or at all, and we may have to pay substantial royalties, service fees, upfront fees or grant cross-licenses to intellectual property rights for our services. We may also have to redesign our services so they do not infringe on third-party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time, during which our technology platform may not be available for commercialization or use. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations. If we cannot or do not obtain a third-party license to the infringed technology, license the technology on reasonable terms or obtain similar technology from another source, our revenue, earnings, liquidity, cash flows and/or stock price could be adversely impacted.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business with respect to intellectual property. We are not currently subject to any claims from third parties asserting infringement of their intellectual property rights. Some third parties may be able to sustain the costs of complex litigation more effectively than we can because they have substantially greater resources. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our securities. Moreover, any uncertainties resulting from the initiation and continuation of any legal proceedings could have a material adverse effect on our ability to raise the funds necessary to continue our operations. Assertions by third parties that we violate their intellectual property rights could therefore have a material adverse effect on our business, financial condition, results of operations, liquidity, cash flows and/or stock price.

If we are unable to protect the confidentiality of our trade secrets, know-how and other proprietary and internally developed information, the value of our technology platform could be adversely affected.

We may not be able to adequately protect our trade secrets, know-how and other internally developed information, including in relation to the CanoPanorama platform. Although we use reasonable efforts to protect this internally developed information and technology platform, our employees, consultants and other parties (including independent contractors and companies with which we conduct business) may unintentionally or willfully disclose our information or technology to competitors. Enforcing a claim that a third party illegally disclosed or obtained and is using any of our internally developed information or technology is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the U.S. are sometimes less willing to protect trade secrets, know-how and other proprietary information. We rely, in part, on non-disclosure and confidentiality agreements with our employees, independent contractors, consultants and companies with which we conduct business to protect our trade secrets, know-how and other intellectual property and internally developed information. These agreements may not be self-executing, or they may be breached and we may not have adequate remedies for such breaches. Moreover, third parties may independently develop similar or equivalent proprietary information or otherwise gain access to our trade secrets, know-how and other internally developed information.

Any restrictions on our use of, or ability to license, data, or our failure to license data and integrate third-party technologies, could have a material adverse effect on our business, financial condition, results of operations, liquidity, cash flows and/or stock price.

We depend upon licenses from third parties for components of the technology and data used in CanoPanorama and for the platform upon which CanoPanorama is built and operates. We expect that we may need to obtain additional licenses from third parties in the future in connection with the development of our services. In addition, we obtain a portion of the data that we use from government entities, public records and our partners for specific partner engagements. We believe that we have all rights necessary to use the data that is incorporated into our services. Our licenses for information may not allow us to use that information for all potential or contemplated applications. In addition, our ability to continue to offer integrated healthcare to our members depends on maintaining CanoPanorama, which is partially populated with data disclosed to us by our affiliates with their consent. If these affiliates revoke their consent for us to maintain, use, de-identify and share this data, consistent with applicable law, our data assets could be degraded.

In the future, data providers could withdraw their data from us or restrict our usage for any reason, including if there is a competitive reason to do so, if legislation is passed restricting the use of the data or if judicial interpretations are issued restricting use of the data that we currently use to support our services. In addition, data providers could fail to adhere to our quality control standards in the future, causing us to incur additional expense to appropriately utilize the data. If a substantial number of data providers were to withdraw or restrict their data, or if they fail to adhere to our quality control standards, and if we are unable to identify and contract with suitable alternative data suppliers and integrate these data sources into our service offerings, our ability to provide appropriate services to our members would be materially adversely impacted, which could have a material adverse effect on our business, financial condition, results of operations, liquidity, cash flows and/or stock price.

We also integrate our internally developed applications and use third-party software to support our technology infrastructure. Some of this software is proprietary and some is open source software. If we combine our proprietary software with open-source software in certain ways, we may be required, under the terms of the applicable open-source licenses, to make our proprietary source code available to third parties. Additionally, the terms of open-source licenses have not been extensively interpreted by U.S. or international courts so there is a risk that open-source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on us or our proprietary software. These technologies may not be available to us in the future on commercially reasonable terms, or at all, and could be difficult to replace once integrated into our own internally developed applications. Most of these licenses can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. Our inability to obtain, maintain or comply with any of these licenses could delay development until equivalent technology can be identified, licensed and integrated, which would harm our business, financial condition, results of operations, liquidity, cash flows and/or stock price.

Most of our third-party licenses are non-exclusive and our competitors may obtain the right to use any of the technology covered by these licenses to compete directly with us. Our use of third-party technologies exposes us to increased risks, including but not limited to risks associated with the integration of new technology into our solutions, the diversion of our resources from development of our own internally developed technology and our inability to generate revenue from licensed technology sufficient to offset associated acquisition and maintenance costs. In addition, if our data suppliers choose to discontinue support of the licensed technology in the future, we might not be able to modify or adapt our own solutions and the loss of such capabilities could have a material adverse effect on our business, results of operations, financial condition, liquidity, cash flows and/or stock price.

We are currently and may in the future be subject to legal proceedings and litigation, including intellectual property, privacy and medical malpractice disputes, which are costly to defend and could materially harm our business and results of operations.

We are currently and may in the future be party to lawsuits and legal proceedings in the normal course of business. These matters are often expensive and disruptive to normal business operations. We may face allegations, lawsuits and regulatory inquiries, audits and investigations regarding the services we provide, as well as data privacy, security, labor and employment, consumer protection and intellectual property infringement, including claims related to privacy, patents, publicity, trademarks, copyrights and other rights, as well as claims related to our business potentially operating in a noncompliant manner with applicable laws, rules or regulations. We may also face allegations or litigation related to our acquisitions, securities issuances or business practices, including public disclosures about our business. Litigation and regulatory proceedings may be protracted and expensive, and the results are difficult to predict. Certain of these matters may include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our services or require us to stop serving certain members or geographies, all of which could negatively impact our geographic expansion and revenue growth. We may also become subject to periodic audits, which would likely increase our regulatory compliance costs and may require us to change our business practices, which could negatively impact our revenue growth, as well as on our business, results of operations, financial condition, liquidity, cash flows and/or stock price. Managing legal proceedings, litigation and audits, even if we achieve favorable outcomes, is time-consuming and diverts management’s attention from our business. Please see the description of certain legal proceedings set forth in the “Legal Matters” section in Note 18, "Commitments and Contingencies," in the notes to the audited consolidated financial statements in Item 8 of Part II of this Form 10-K.

The results of regulatory proceedings, litigation, claims, and audits cannot be predicted with certainty, and determining reserves for pending litigation and other legal, regulatory and audit matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our reputation, business, financial condition, results of operations, liquidity, cash flows and/or the market price of our securities.

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

Furthermore, our business exposes us to potential medical malpractice, professional negligence or other related actions or claims that are inherent in the provision of healthcare services. These claims, with or without merit, could cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business, harm our reputation and adversely affect our ability to attract and retain members, any of which could have a material adverse effect on our business, financial condition, results of operations, liquidity, cash flows and/or stock price.

Although we maintain third-party directors’ and officers’ professional liability insurance coverage, it is possible that claims against us may exceed the coverage limits of our insurance policies. Even if any professional liability loss is covered by an insurance policy, these policies typically have substantial deductibles for which we are responsible. Professional liability claims in excess of applicable insurance coverage could have a material adverse effect on our business, financial condition, results of operations, liquidity, cash flows and/or stock price. In addition, any professional liability claim brought against us, with or without merit, could result in an increase of our professional liability insurance premiums. Insurance coverage varies in cost and can be difficult to obtain, and we cannot guarantee that we will be able to obtain insurance coverage in the future on terms acceptable to us or at all. If our costs of insurance and claims increase, then our earnings could decline, which could have a material adverse effect on our business, financial condition, results of operations, liquidity, cash flows and/or stock price. Please see the description of certain legal proceedings set forth in the “Legal Matters” section in Note 18, "Commitments and Contingencies" in the notes to the audited consolidated financial statements in Item 8 of Part II of this Form 10-K.

Risks Related to Being a Public Company

The requirements of being a public company may strain our resources, result in more litigation and divert management's attention, which could make it difficult to manage our business.

Since becoming a public company, we have and will continue to incur legal, accounting and other expenses that we did not previously incur. We are subject to the reporting requirements of the Exchange Act, and the Sarbanes-Oxley Act, NYSE listing requirements and other applicable securities laws, rules and regulations. Compliance with these laws, rules and regulations has and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert our management’s attention from implementing our growth strategy, which could prevent us from improving our business, financial condition and results of operations. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, these rules and regulations have and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations may make it more expensive for us to obtain director and officer liability insurance and, in the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage, which could make it more difficult for us to attract and retain qualified members of our board of directors. These additional obligations could have a material adverse effect on our business, financial condition, results of operations, liquidity, cash flows and/or stock price.

In addition, changing laws, rules, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, rules, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, rules, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of our management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, rules, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and there could be a material adverse effect on our business, financial condition, results of operations, liquidity, cash flows and/or stock price.

Our management team has limited experience managing a public company.

Most members of our management team have limited or no experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage us as a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents require significant attention from our senior management team and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, results of operations, financial condition, liquidity, cash flows and/or stock price.

Our operating results and stock price may be volatile.

Our operating results are likely to fluctuate in the future. For example, we incurred a net loss of $71.1 million, $116.7 million and $428.4 million (which includes a $323.0 million non-cash goodwill impairment) for the years ended December 31, 2020, 2021 and 2022, respectively. Our accumulated deficit was $78.8 million and $286.0 million as of December 31, 2021 and 2022, respectively. We expect our aggregate costs will increase substantially in the foreseeable future and our losses will continue as we expect to invest heavily in increasing our member base, expanding our operations, hiring additional employees and operating as a public company. We may not succeed in increasing our revenue sufficiently to offset these higher expenses. Our cash flows from operating activities were negative for the years ended December 31, 2020, 2021 and 2022. We may not generate positive cash flow from operating activities in any given period, and our limited operating history may make it difficult for stakeholders to evaluate our current business and our future prospects. In addition, we have used a significant amount of cash on acquisitions and investing in new medical centers.

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

•changing economic conditions;

•investors’ perception of us;

•events beyond our control such as weather, chemical disasters and war; and

•any default on our indebtedness.

These and other factors, many of which are beyond our control, may cause our operating results and the market price and demand for our securities to fluctuate substantially. Fluctuations in our quarterly operating results could limit or prevent investors from readily selling their shares and may otherwise negatively affect the market price and liquidity of our securities. The market price of our Class A common stock may decline below your purchase price, and you may not be able to sell your shares of our Class A common stock at or above the price you paid for such shares (or at all). In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our stockholders brings one or more lawsuits against us, we could incur substantial costs defending these lawsuits, which could also divert the time and attention of our management from our business, which could significantly harm our profitability, reputation, business, results of operations, financial condition, liquidity, cash flows and/or stock price. See “Our business and operations could be negatively affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategy and impact our stock price.”

Because we have no current plans to pay regular cash dividends on our Class A common stock, you may not receive any return on investment unless you sell your Class A common stock for a price greater than that which you paid for it.

We do not anticipate paying any regular cash dividends on our Class A common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our Board may deem relevant. In addition, our ability to pay dividends is currently restricted by the Credit Agreements and the Indenture and may in the future be limited by covenants of existing and any future outstanding indebtedness we or our subsidiaries incur. Therefore, any return on investment in our Class A common stock is solely dependent upon the appreciation of the price of our Class A common stock on the open market, which may not occur.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our Class A common stock, which could depress the price of our Class A common stock.

Our Certificate of Incorporation authorizes us to issue one or more series of preferred stock. Our Board has the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our Class A common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our Class A common stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our Class A common stock.

If the closing price of our Class A common stock falls below the NYSE’s minimum $1.00 per share requirement over a 30-day period, shares of our Class A common stock may be delisted from the NYSE, which could affect its market price and liquidity.

We are required to continually meet the NYSE’s listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days, as referred to in Section 802.01 of the NYSE Listed Company Manual. For example, on December 27, 2022, shares of our Class A common stock closed at $1.02 per share and since such date through March 2, 2023 have closed at or below $1.78 per share. If for any 30 consecutive business days, the bid price for our Class A common stock closes below the minimum $1.00 per share requirement for continued inclusion on the NYSE, we expect that we would receive a deficiency letter regarding our compliance with this standard, following which we would be provided with at least a 6-month period to regain compliance by taking actions, such as a reverse stock split, such that on the last trading day of any calendar month during the cure period our shares achieve a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. If such events transpired and we were then unable to regain compliance with this listing standard, we expect that the NYSE would provide written notice that our Class A common stock would become subject to their delisting procedures. At such time, in addition to being afforded the opportunity to remediate the share price condition, such as through a reverse stock split, we would also be entitled to appeal the delisting determination to a committee of the NYSE’s Board. If such events were to occur, we cannot provide any assurance that our Class A common stock price would recover within the permitted remediation period. We intend to monitor the closing bid price of our Class A common stock and may, if appropriate, consider implementing available options, including a reverse stock split, to maintain, or, if it becomes applicable, regain, compliance with the NYSE minimum closing bid price requirement.

If we were to fail to comply with the NYSE’s $1.00 closing bid requirement and were unable to remediate the situation, such as through a reverse stock split, any delisting of our Class A common stock from the NYSE could adversely affect our ability to attract new investors, reduce the liquidity of our outstanding shares of Class A common stock, reduce our ability to raise additional capital, reduce the price at which our Class A common stock trades, result in negative publicity and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholders. If our Class A common stock becomes subject to the NYSE’s delisting procedures and, if such situation is unremedied, they were delisted from the NYSE, we cannot assure you that our Class A common stock will be listed on another national securities exchange or quoted on an over-the-counter quotation system. In addition, delisting of our Class A common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our Class A common stock and might deter certain institutions and persons from investing in our securities at all. For these reasons and others, delisting could adversely affect our business, financial condition, liquidity, cash flows and/or stock price.

Risks Related to Our Organizational Structure

InTandem has significant influence over us and its interests may conflict with ours or yours.

For so long as the investment entities affiliated with InTandem (the “Lead Investor”) continue to own a significant percentage of our stock, the Lead Investor will be able to significantly influence the composition of our Board and the approval of actions requiring stockholder approval. Accordingly, for such period of time, the Lead Investor will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amending our Certificate of Incorporation and By-laws. In particular, for so long as the Lead Investor continues to own a significant percentage of our stock, the Lead Investor will be able to cause or prevent a change of control of us or a change in the composition of our Board and could preclude any unsolicited acquisition of us, subject to complying with the terms and conditions of the ROFR Agreement, the Credit Agreements, Indenture and other comparable instruments. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of our securities as part of a sale of us and ultimately might affect the market price of our securities.

The Lead Investor and its affiliates engage in a broad spectrum of activities, including investments in the healthcare industry generally. In the ordinary course of their business activities, the Lead Investor and its affiliates may engage in activities where their interests conflict with our interests or those of our other stockholders, such as investing in or advising businesses that directly or indirectly compete with certain portions of our business or businesses that are suppliers or customers of ours. In addition, the Lead Investor may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you.

We are a holding company and our only material asset is our interest in PCIH, and accordingly, we are dependent upon distributions made by our subsidiaries to pay taxes, make payments under the Tax Receivable Agreement and pay dividends.

We are a holding company with no material assets other than our ownership of the PCIH Common Units and our managing member interest in PCIH. As a result, we have no independent means of generating revenue or cash flow. Our ability to pay taxes, make payments under the Tax Receivable Agreement and pay dividends will depend on the financial results and cash flows of PCIH and the distributions we receive from PCIH. Deterioration in the financial condition, earnings or cash flow of PCIH for any reason could limit or impair PCIH’s ability to pay such distributions. Additionally, to the extent that we need funds and PCIH is restricted from making such distributions under applicable law or regulation or under the terms of any financing arrangements, or PCIH is otherwise unable to provide such funds, this could materially adversely affect our results of operations, liquidity, financial condition, cash flows and/or stock price.

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

Additionally, although PCIH generally will not be subject to any entity-level U.S. federal income tax, it may be liable for adjustments to its tax return, absent an election to the contrary, arising out of audits of its tax returns for 2018 and subsequent years. If PCIH’s calculations of taxable income are incorrect, PCIH and/or its members, including us, may be subject to material liabilities in later years.

We anticipate that the distributions we will receive from PCIH may, in certain periods, exceed our actual tax liabilities and obligations to make payments under the Tax Receivable Agreement. Our Board, in its sole discretion, may make any determination from time to time with respect to the use of any such excess cash so accumulated, which may include, among other uses, to pay dividends on our Class A common stock. We have no obligation, nor do we have any current intention, to distribute such cash (or other available cash other than any declared dividend) to our stockholders.

Dividends on our Class A common stock, if any, will be paid at the discretion of our Board, which will consider, among other things, our available cash, available borrowings and other funds legally available therefor, taking into account the retention of any amounts necessary to satisfy our obligations that will not be reimbursed by PCIH, including taxes and amounts payable under the Tax Receivable Agreement and any restrictions in then-applicable bank financing agreements [describe limitations in Credit Agreements and Indenture]. Financing arrangements may include restrictive covenants that restrict our ability to pay dividends or make other distributions to its stockholders. In addition, PCIH is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of PCIH (with certain exceptions) exceed the fair value of its assets. PCIH’s subsidiaries are generally subject to similar legal limitations on their ability to make distributions to PCIH. If PCIH does not have sufficient funds to make distributions, our ability to declare and pay cash dividends may also be restricted or impaired.

Pursuant to the Tax Receivable Agreement, we generally will be required to pay each person from time to time that becomes a “TRA Party” under the Tax Receivable Agreement, 85% of the tax savings, if any, that we are deemed to realize in certain circumstances as a result of certain tax attributes that existed following the Business Combination and that are created thereafter, including as a result of payments made under the Tax Receivable Agreement, and to the extent payments are made to Seller and to each other person that becomes a “TRA Party” to the agreement, we generally will be required to pay to the Sponsor (as defined below), and to each other person from time to time that becomes a “Sponsor Party” under the Tax Receivable Agreement, such, Sponsor Party’s proportionate share of an amount equal to such payments multiplied by a fraction with the numerator 0.15 and the denominator 0.85, and those payments may be substantial. As a result of the payments to the TRA Party and Sponsor Party we generally will be required to pay an amount equal to but not in excess of the tax benefit realized from the tax attributes subject to the Tax Receivable Agreement.

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

The Tax Receivable Agreement liability is determined and recorded under ASC") 450 "Liabilities," as a contingent liability; therefore, we are required to evaluate whether the liability is both probable and the amount can be estimated. Since the Tax Receivable Agreement liability is payable upon realizing cash tax savings and we have determined that positive future taxable income is not probable based on the Company’s historical net operating loss position and other factors that make it difficult to rely on forecasts, we have not recorded the Tax Receivable Agreement liability as of December 31, 2022. We will evaluate this on a quarterly basis which may result in an adjustment in the future. If the Seller were to exchange their PCIH equity interests for our securities, we would recognize a liability for the total amount owed to the PCIH equity interests. These payments are our obligation and not those of PCIH. The actual increase in our allocable share of PCIH’s tax basis in its assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the market price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of the recognition of our income. While many of the factors that will determine the amount of payments that we will make under the Tax Receivable Agreement are outside of our control, we expect that the payments we will make under the Tax Receivable Agreement will be substantial and could have a material adverse effect on our financial condition, results of operations, liquidity, cash flows and/or stock price. Any payments made by us under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid; however, nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement, as further described below. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make it a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the Tax Receivable Agreement.

In addition, by reason of the payments made to the Sponsor, we are not expected to retain any of the tax benefits stemming from events that will give rise to payments under the Tax Receivable Agreement.

In certain cases, payments under the Tax Receivable Agreement may exceed the actual tax benefits we realize or be accelerated.

Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, and the Internal Revenue Service (the "IRS") or another taxing authority may challenge all or any part of the tax basis increases, as well as other tax positions that we take, and a court may sustain such a challenge. If any tax benefits initially claimed by us are disallowed, the Seller and the exchanging holders will not be required to reimburse us for any excess payments that may previously have been made under the Tax Receivable Agreement, for example, due to adjustments resulting from examinations by taxing authorities. Rather, excess payments made to such holders will be netted against any future cash payments otherwise required to be made by us, if any, after the determination of such excess. However, a challenge to any tax benefits initially claimed by us may not arise for a number of years following the initial time of such payment or, even if challenged early, such excess cash payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement and, as a result, there might not be future cash payments against which to net. As a result, in certain circumstances, we could make payments under the Tax Receivable Agreement in excess of our actual income or franchise tax savings, which could materially impair our financial condition.

Moreover, the Tax Receivable Agreement provides that, if (i) we exercise our early termination rights under the Tax Receivable Agreement, (ii) certain changes of control of us occur (as described in the Tax Receivable Agreement), or (iii) we breach any of our material obligations under the Tax Receivable Agreement, our obligations under the Tax Receivable Agreement will accelerate and we will be required to make lump-sum cash payments to certain parties to the agreement, the Sponsor and/or other applicable parties to the Tax Receivable Agreement equal to the present value of all forecasted future payments that would have otherwise been made under the Tax Receivable Agreement, which lump-sum payments would be based on certain assumptions, including those relating to our future taxable income. These lump-sum payments, if any, could be substantial and could exceed the actual tax benefits that we realize subsequent to such payment because such payment would be calculated assuming, among other things, that we would have certain tax benefits available to us and that we would be able to use the potential tax benefits in future years, which actual experience could differ significantly from the assumptions used to calculate the lump-sum payments.

There may be a material negative effect on our liquidity and cash flows if the payments under the Tax Receivable Agreement exceed the actual income or franchise tax savings that we realize. Furthermore, our obligations to make payments under the Tax Receivable Agreement could also have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control, which could adversely impact stockholder value and our stock price.

These estimates and assumptions are also subject to various factors beyond our control, including, for example, changes in the consumer demand for our services, our incurring increased costs in our care management model, increased labor costs, changes in the regulatory environment, the adoption of future legislation, particularly with respect to Medicare and Medicaid, changes in regulations, the impact of global health crises (including the COVID-19 pandemic and its variants) and changes in our executive team. There can be no assurance that our actual results will be realized, as compared to those used in the estimates or assumptions which are inherently prospective in nature, or that actual results will not be significantly higher or lower than estimated. Notably, our financial projections reflect assumptions regarding contracts with health plans, as well as indications of interest from potential members, acquisition targets and strategic partners who may withdraw at any time. Accordingly, our future financial condition and results of operations may differ materially from our projections. Our failure to achieve our projected results could also harm the trading price of our securities and our financial position.

Delaware law, our Certificate of Incorporation and our By-laws contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

Delaware law, our Certificate of Incorporation and our By-laws contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our Board and therefore depress the trading price of our securities. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our Board or taking other corporate actions, including effecting changes in management. Among other things, our Certificate of Incorporation and By-laws include provisions regarding:

•a classified board of directors with 3-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our Board;

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

•the requirement for the affirmative vote of holders of (i) (a) at least 66-2/3%, in case of certain provisions, or (b) a majority, in case of other provisions, of the voting power of all of the then-outstanding shares of the voting stock, voting together as a single class, to amend, alter, change or repeal certain provisions of our Certificate of Incorporation, and (ii) (a) at least 66-2/3%, in case of certain provisions, or (b) a majority, in case of other provisions, of the voting power of all of the then-outstanding shares of the voting stock, voting together as a single class, to amend, alter, change or repeal certain provisions of our By-laws, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our Board and also may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;

•the ability of our Board to amend our By-laws, which may allow our Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend our By-laws to facilitate an unsolicited takeover attempt; and

•advance notice procedures with which stockholders must comply to nominate candidates to our Board or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our Board and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our Board or management.

Any provision of our Certificate of Incorporation, our By-laws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for stockholders to receive a premium for their shares of our Class A common stock and could also affect the price that some investors are willing to pay for shares of our Class A common stock.

General Risk Factors

Provisions of our organizational documents could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management, even if beneficial to our stockholders.

Our Certificate of Incorporation and By-laws and the Delaware General Corporation Law (the “DGCL”) contain provisions that could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. Among other things, these provisions:

•allow us to authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super majority voting, special approval, dividend, or other rights or preferences superior to the rights of stockholders;

•provide for a classified board of directors with staggered 3-year terms;

•provide that any amendment, alteration, rescission or repeal of our By-laws or certain provisions of our Certificate of Incorporation by our stockholders will require the affirmative vote of the holders of a majority of at least two-thirds of the outstanding shares of our capital stock entitled to vote thereon as a class; and

•establish advance notice requirements for nominations for elections to our Board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

These provisions could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors of their choosing and cause us to take other corporate actions they may desire, including actions that they may deem advantageous, or negatively affect the trading price of our securities. In addition, because our Board is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team.

These and other provisions in our Certificate of Incorporation and By-laws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our Board or initiate actions that are opposed by our then-current Board, including delay or impede a merger, tender offer or proxy contest involving our company. The existence of these provisions could negatively affect the price of our securities and limit opportunities for you to realize value in a corporate transaction.

Our By-laws designate the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for certain disputes with us.

Pursuant to our By-laws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the DGCL, our Certificate of Incorporation or our By-laws, (4) any action to interpret, apply, enforce or determine the validity of our Certificate of Incorporation or our By-laws, (5) any action or proceeding as to which the DGCL confers jurisdiction to the Court of Chancery of the State of Delaware or (6) any other action asserting a claim against us that is governed by the internal affairs doctrine. The foregoing provisions will not apply to any claims arising under the Exchange Act or the Securities Act and, unless we consent in writing to the selection of an alternative forum, the federal district courts of the U.S. will be the sole and exclusive forum for resolving any action asserting a claim arising under the Securities Act.

This choice of forum provision in our By-laws may limit a stockholder’s ability to bring certain claims in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find these types of provisions to be inapplicable or unenforceable, and if a court were to find the choice of forum provision contained in our By-laws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, financial condition, liquidity, cash flows and/or stock price.

Our business and operations could be negatively affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategy and impact our liquidity, cash flows and/or stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of our Class A common stock or other securities or other reasons may in the future cause us to become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert management’s and the Board’s attention and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters. Further, our growth prospects, liquidity, cash flows and/or stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, results of operations, financial condition, liquidity, cash flows and/or stock price.

We depend on our senior management team and other key employees, and the loss of one or more of these employees or an inability to attract and retain other highly skilled employees could harm our business and/or our growth prospects.

Our success depends largely upon the continued services of our senior management team and other key employees. We rely on our leadership team in the areas of operations, provision of medical services, information technology and security, marketing, compliance and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. Our employment agreements with our executive officers and other key personnel do not require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of the members of our senior management team, or other key employees, could harm our business. In particular, the loss of the services of our founder and Chief Executive Officer, Dr. Marlow Hernandez, could significantly delay or prevent the achievement of our strategic objectives. Changes in our executive management team may also cause disruptions in, and harm to, our business and/or our growth prospects.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

Our principal executive offices are located at 9725 NW 117th Avenue, Miami, Florida 33178, where we occupy a facility totaling approximately 105,314 square feet. We use this facility for administration, sales and marketing, technology and development and professional services. As of December 31, 2022, we leased an aggregate of approximately 1,653,718 square feet located in Florida, Texas, Illinois, New Mexico, Nevada, California and Puerto Rico, including our principal executive offices. We intend to procure additional space as we add team members and expand geographically. We believe that our medical centers are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.

Item 3.    Legal Proceedings

From time to time, we may be involved in litigation incidental to the conduct of our business that arise in the ordinary course of business.

For a description of our legal proceedings, please see the description set forth in the “Legal Matters” section in Note 18, "Commitments and Contingencies," in the notes to the audited consolidated financial statements in Item 8 of Part II of this Form 10-K.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II. OTHER INFORMATION

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

Common Stock

Our Class A common stock and warrants are publicly traded on The New York Stock Exchange under the symbols “CANO” and "CANO.WS".

On March 3, 2023, there were approximately 33 registered holders of Class A common stock, 86 registered holders of Class B common stock and 7 registered holders of our warrants. The number of registered holders does not include individuals or entities who beneficially own shares, but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

Dividend Policy

The Company has not paid any cash dividends on shares of our Class A common stock. The terms of the Credit Agreements and the Indenture currently restrict the Company’s ability to pay dividends or make distributions, except in limited circumstances. Any decision to declare and pay dividends in the future will be made at the sole discretion of the Board and will depend on, among other things, the Company’s results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Board may deem relevant. Please see Part I, Item 1A. “Risk Factors,” regarding a discussion of certain limitations on our ability to declare dividends, such as “Because we have no current plans to pay regular cash dividends on our Class A common stock, you may not receive any return on investment unless you sell your Class A common stock for a price greater than that which you paid for it.”

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

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under the Securities Act or the Exchange Act.

COMPARISON OF CUMULATIVE TOTAL RETURN
$200.00
$150.00
$100.00
$50.00
$—
05/18/20
12/31/20
03/31/21
06/30/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/31/22
Cano Health, Inc.
S&P Health
S&P 500 Index

Index	5/18/2020	12/31/2020	3/31/2021	6/30/2021	9/30/2021	12/31/2021	3/31/2022	6/30/2022	9/30/2022	12/31/2022
Cano Health, Inc	100.00	131.47	129.90	118.63	124.31	87.35	62.25	42.94	85.00	13.43
S&P Health	100.00	112.34	115.42	124.64	125.91	139.48	135.32	126.79	119.75	134.53
S&P 500 Index	100.00	127.16	127.16	161.35	145.83	161.35	153.37	128.15	121.39	129.98

Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On February 3, 2022, the Company issued 2,857,167 shares of Class A commons stock to Robert Camerlinck pursuant to an asset purchase agreement, dated as of June 1, 2020 and an earnout Payment letter dated January 27, 2022, by and among the parties therein. These shares were not registered under the Securities Act in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act.

On August 16, 2022 and December 5, 2022, the Company issued 6,088,093 shares of Class A commons stock to Belen Health, LLC pursuant to an asset purchase agreement, dated as of August 5, 2022, by and among Cano Health, Inc., Cano Health, LLC, Belen Health, LLC and Enrique Zamora. These shares were not registered under the Securities Act in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act.

On August 16, 2022, the Company issued 281,629 shares of Class A common stock to Joel Lago pursuant to a transaction sourcing agreement, dated as of January 1, 2021, as amended, by and between Cano Health, LLC and Joel Lago. These shares were not registered under the Securities Act in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act.

On August 16, 2022, the Company issued 527,542 shares of Class A common stock to Ricardo Martinez pursuant to an asset purchase agreement, dated as of June 6, 2022, by and among Cano Health, LLC, Centro Medico Latino Americano De West Palm Beach, Corp., Ricardo Martinez and Gloria Arango. These shares were not registered under the Securities Act in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act.

On August 19, 2022, the Company issued 104,522 shares of Class A common stock to Aida E. Castro, M.D. P.A. pursuant to an asset purchase agreement, dated as of August 12, 2022, by and among Aida Castro MD, PA., Aida Castro, MD and Cano Health, LLC. These shares were not registered under the Securities Act in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act.

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

Recent Purchases of Equity Securities

During the year ended December 31, 2022, we did not repurchase any shares of our equity securities.

Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is included in the section entitled Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Form 10-K.

Item 6. [Reserved]

Not applicable.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or the context otherwise requires, references in this section to "the Company," "Cano Health,” “we,” “us,” “our,” and other similar terms refer, for periods prior to the completion of the Business Combination, to PCIH and its subsidiaries, and for periods upon or after the completion of the Business Combination, to the consolidated operations of Cano Health, Inc. and its subsidiaries, including PCIH and its subsidiaries. The following discussion and analysis is intended to help the reader understand our business, results of operations, financial condition, liquidity and capital resources. This discussion should be read in conjunction with Cano Health, Inc.'s audited consolidated financial statements and related notes presented here in Part II, Item 8, Part I, “Cautionary Note Regarding Forward-Looking Statements,” Part I, Item 1A, “Risk Factors” included in this Form 10-K.

The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-K, particularly in the sections entitled "Forward-Looking Statements" and Part I, Item 1A, “Risk Factors.”

Overview

Description of Cano Health

We are a primary care-centric, healthcare delivery and population health management platform designed with a focus on clinical excellence. Our mission is simple: to improve patient health by delivering superior primary care medical services, while forging life-long bonds with our members. Our vision is clear: to become a leader in primary care by improving the health, wellness and quality of life of the communities we serve, while reducing healthcare costs.

We are one of the largest independent primary care platforms in the U.S., but still maintain significant growth runway. We have sought to address the fundamental problems with traditional healthcare payment models by leveraging our technology solutions and proven business model to align incentives among patients, payors and providers:

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

•Providers: We believe that providers want to be clinicians. Our employed physicians are supported with the tools and multi-disciplinary support they need to focus on medicine, their patients and their families rather than administrative matters like pre-authorizations, referrals, billing and coding. Our physicians receive ongoing training through regular clinical meetings to review the latest findings in primary care medicine. Furthermore, we offer above-average pay and no hospital call requirements. In addition, our physicians are eligible to receive a bonus based upon clinical outcomes, among other metrics.

•Payors: Payors want three things: high-quality care, membership growth and effective medical cost management. We have a track record of delivering on all three. Our proven track record of high-quality ratings increases the premiums paid by the CMS to health plans, increases our quality primary-care-driven membership growth, and increases our scaled, highly professional value-based provider group that delivers quality care.

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

We predominantly enter into capitated contracts with the nation’s largest health plans to provide holistic, comprehensive healthcare. We predominantly recognize recurring PMPM capitated revenue, which, in the case of health plans, is a pre-negotiated percentage of the premium that the health plan receives from the CMS. We also provide practice management and administrative support services to independent physicians and group practices that we do not own through our managed services organization relationships, which we refer to as our affiliate relationships. Our contracted recurring revenue model offers us highly predictable revenue and rewards us for providing high-quality care, rather than driving a high volume of services. In this capitated arrangement, our goals are well-aligned with payors and patients alike — our strategy is based upon the expectation that the more we improve health outcomes, the more profitable we will be over time.

Our capitated revenue is generally a function of the pre-negotiated percentage of the premium that the health plan receives from CMS, as well as our ability to accurately and appropriately document member health status, or their acuity, and achieve quality metrics. Under this capitated contract structure, we are responsible for all members’ medical costs inside and outside of our medical centers. Keeping members healthy is our primary objective. When they need medical care, delivery of the right care in the right setting can greatly impact outcomes. Through members’ engagement with our entire suite of services, including high-frequency primary care and access to ancillary services like our wellness programs, Cano Life and Cano@Home, we aim to reduce the number of occasions that members need to seek specialty care in higher-cost environments. When care outside of our medical centers is needed, our primary care physicians control referrals to specialists and other third-party care, which are typically paid by us on a fee-for-service basis. This allows us to proactively manage members’ health within our medical centers first, prior to resorting to more costly care settings.

As of December 31, 2022, we employed approximately 400 providers (physicians, nurse practitioners, physician assistants) across our 172 owned medical centers, maintained affiliate relationships with over 1,500 physicians and approximately 800 clinical support employees focused on supporting physicians in enabling patient care and experience. For the years ended December 31, 2022, 2021 and 2020 our total revenue was $2.7 billion, $1.6 billion, and $831.6 million respectively. Our net loss for the years ended December 31, 2022, 2021 and 2020 was $428.4 million which includes a $323.0 million non-cash goodwill impairment, $116.7 million and $71.1 million, respectively.

Key Factors Affecting Our Performance

Our historical financial performance has been driven by our ability to:

Build Long-Term Relationships with our Existing Members
We focus on member satisfaction in order to build long-term relationships. Our members enjoy highly personalized value-based care and their visits to our medical centers cover primary care and ancillary programs, such as pharmacy and dental services, in addition to wellness and social services, which are designed to lead to healthier and happier members. By integrating member engagement and the Cano Life wellness program within the CanoPanorama platform, we also help foster long-term relationships with members. Resulting word-of-mouth referrals contribute to our high organic growth rates. Patient satisfaction can also be measured by a provider’s Net Promoter Score ("NPS"), which measures the loyalty of customers to a company. We believe our high NPS speaks to our ability to deliver high-quality care with superior member satisfaction.

Add New Members in Existing Centers
Our ability to organically add new members is a key driver of our growth. We believe that we have a large embedded growth opportunity within our existing medical center base. In medical centers that are approaching full capacity, we are able to augment our footprint by expanding our existing medical centers, opening de novo centers or acquiring centers that are more convenient for our members. Please see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Key Factors Affecting Our Performance - Expand our Medical Center Base.” Additionally, as we add members to our existing medical centers, we expect these members to contribute significant incremental economics as we leverage our fixed cost base at each medical center.

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

Expand our Medical Center Base
We operate in Florida, Texas, Nevada, New Jersey, New York, New Mexico, Illinois, California, Arizona and Puerto Rico as of December 31, 2022. When entering a new market, we tailor our entry strategy to the characteristics of the specific market and provide a customized solution to meet that market’s needs. When choosing a market to enter, we look at various factors including:

•Medicare population density;

•underserved demographics;

•existing payor relationships; and

•specialist and hospital access/capacity.

We typically choose a location that is highly visible and accessible and work to enhance brand development pre-entry. Our flexible medical center design allows us to adjust to local market needs by building medical centers that may include ancillary services, such as pharmacies, mental health, and dental services. We seek to grow member engagement through targeted multi-channel marketing, community outreach and use of mobile clinics to expand our reach. When entering a new market, based on its characteristics and economics, we decide whether to buy existing medical centers, build de novo medical centers or to help manage members’ health care via affiliate relationships. We believe that this highly flexible model enables us to choose the right solution for each market.

When building or buying a medical center is the right solution, we lease the medical center and employ physicians. In our medical centers, we receive PMPM capitated revenue, which, in the case of health plans, is a pre-negotiated percentage of the premium that the health plan receives from CMS.

While we have grown our business to encompass 172 medical centers as of December 31, 2022, we are experiencing less than anticipated patient utilization rates. Accordingly, the Company plans to significantly reduce its de novo investments in 2023.

Also, our affiliate relationships allow us to partner with independent physicians and group practices that we do not own and to provide them access to components of our population health management platform. As of December 31, 2022, we provided services to over 1,500 providers. As in the case of our owned medical centers, we receive PMPM capitated revenue and a pre-negotiated percentage of the premium that the health plan receives from CMS. We pay the affiliate a primary care fee and a portion of the surplus of premium in excess of third-party medical costs. The surplus portion paid to affiliates is recorded as direct patient expense. This approach is extremely capital efficient as the costs of managing affiliates are minimal. Further, we believe that the affiliate model is an important growth avenue as it serves as a feeder into our acquisition pipeline, enabling us to evaluate and target affiliated practices for acquisition based on our operational experience with them.

Contracts with Payors
Our economic model relies on our capitated partnerships with payors, which manage Medicare members across the

U.S. We have established ourselves as a top-quality provider across multiple Medicare and Medicaid health plans, including Humana, UnitedHealthcare and Elevance (or their respective affiliates). Our relationships with our payor partners go back as many as 10 years and are generally evergreen in nature. We are viewed as a critical distributor of effective healthcare with market-leading clinical outcomes (led by primary care), and as such we believe that our payor relationships will continue to be long-lasting and enduring. These plans and others are seeking further opportunities to expand their relationship with us beyond our current markets. Having payor relationships in place reduces the risk of entering into new markets. Maintaining, supporting and growing these relationships, particularly as we enter new geographies, is critical to our long-term success. Health plans look to achieve three goals when partnering with a provider: membership growth, clinical quality and medical cost management. We are capable of delivering all 3 based on our care coordination strategy, differentiated quality metrics and strong relationships with members. We believe that this alignment of interests and our highly effective care model will ensure continued success with our payor partners.

Effectively Manage the Cost of Care for Our Members
The capitated nature of our contracting with payors requires us to invest in maintaining our members’ health, while prudently managing the medical costs of our members. Our care model focuses on maintaining health and leveraging the primary care setting as a means of avoiding costly downstream healthcare costs. Our members, however, retain the freedom to seek care at emergency rooms or hospitals without the need for referrals; we do not restrict their access to care. Therefore, we are liable for potentially large medical claims should we not effectively manage our members’ health. To mitigate this exposure, we utilize stop-loss insurance for our members, protecting us from medical claims per episode in excess of certain levels.

Furthermore, to effectively manage the cost of care for our members, we utilize a MSP Recovery, Inc. D/B/A LifeWallet ("MSP"), a third-party healthcare claims reimbursement recovery service provider. MSP provides healthcare claims reimbursement recovery services using data analytics to identify and recover improper payments made by Medicare, Medicaid and commercial health insurers (each a “Health Plan”), and charged to us under risk agreements, when the Health Plan is not the primary payer under the Medicare Secondary Payer Act and other state and federal laws. MSP employs a team of data scientists and medical professionals who analyze historical medical claims data to identify recoverable opportunities, which MSP then aggregates and pursues. The Company has irrevocably assigned certain past claims data to MSP, which will be paid by either cash or equity at MSP's option.

Acquisitions
We seek to supplement our organic growth through our acquisition strategy. We have established a rigorous data-driven approach and the necessary infrastructure to identify, acquire and quickly integrate targets.

Our historical acquisitions have all been accounted for in accordance with ASC 805, "Business Combinations", and the operations of the acquired entities are included in our historical results for the periods following the closing of the acquisition. See Note 6, “Business Acquisitions,” in our audited consolidated financial statements in Item 8 of Part II of this Form 10-K.

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

Seasonality to Our Business

Our operational and financial results, including capitated revenue per member, medical costs and organic membership growth, experience some variability depending upon the time of year in which they are measured. This variability is most notable in the following areas:

Capitated Revenue Per Member

We typically experience the largest portion of our at-risk patient growth during the first quarter when plan enrollment selections made during the prior annual enrollment period from October 15th through December 7th of the prior year take effect. Excluding the impact of large-scale shifts in membership demographics or acuity, our Medicare Advantage capitated revenue per member per month ("PMPM”) will generally decline over the course of the year. As the year progresses, Medicare Advantage PMPM typically declines as new members typically join us with less complete or accurate documentation in the previous year (and therefore lower current year Medicare Risk Adjustment ("MRA") revenue).

Medical Costs

Medical costs vary seasonally depending on a number of factors. Typically, we experience higher utilization levels during the first quarter of the year due to influenza and other seasonal illnesses, as well as a result of adding new members with higher acuity. Medical costs also depend upon the number of business days in a period. Shorter periods will typically have lower medical costs due to fewer business days. Business days can also create year-over-year comparability issues if one year has a different number of business days compared to another.

Organic Member Growth
We experience organic member growth throughout the year as existing Medicare Advantage plan members choose our providers and during special enrollment periods when certain eligible individuals can enroll in Medicare Advantage plans during the year. We experience some seasonality with respect to organic enrollment, which is generally higher during the first and fourth quarters, driven by Medicare Advantage plan advertising and marketing campaigns and plan enrollment selections made during the annual open enrollment period. We also grow through serving new and existing traditional Medicare, Affordable Care Act ("ACA"), Medicaid, and commercial patients.

Key Performance Metrics
In addition to our GAAP and non-GAAP financial information, we review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.

	December 31, 2022	December 31, 2021	December 31, 2020
Membership	309,590	227,005	105,707
Medical centers	172	130	71

Members

Members represent those Medicare, Medicaid, and ACA, and commercially insured patients for whom we receive a fixed PMPM fee under capitation arrangements as of the end of a particular period.

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

Generally, we enter into 3 types of capitation arrangements: non-risk arrangements, limited risk arrangements, and full risk arrangements. Under our non-risk arrangements, we receive monthly capitated payments without regard to the actual amount of services provided. Under our limited risk arrangements, we assume partial financial risk for covered members. Under our full risk arrangements, we assume full financial risk for covered members.
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
Other revenue includes pharmacy and ancillary fees earned under contracts with certain care organizations for the provision of care coordination and other services. With respect to our pharmacies, we contract with an administrative services organization to collect and remit payments on our behalf from the sale of prescriptions and medications. We have pharmacies at some of our medical centers, where patients may fill prescriptions and retrieve their medications. Patients also have the option to fill their prescriptions with a third-party pharmacy of their choice. Other revenue also includes fixed amounts due from a third-party healthcare claims reimbursement recovery service provider for claims which have been irrevocably assigned to them related to these ancillary services. We also may receive and recognize a percentage of these claims recovered in excess of certain thresholds. These variable payments are recognized at the time of settlement. No such payment has been received to date.

Operating Expenses

Third-party medical costs. Third-party medical costs primarily consist of medical expenses incurred by the health plans or CMS (contractually on behalf of the Company), including costs for inpatient and hospital care, specialists, and certain pharmacy purchases, net of rebates and other recoveries. Provider costs are accrued based on the date of service to members, based in part on estimates, including an accrual for medical services incurred but not reported (“IBNR”). Liabilities for IBNR are estimated and adjusted for current experience. These estimates are continually reviewed and updated, and we retain the services of an independent actuary to review IBNR on a quarterly basis. We expect our third-party medical costs to increase given the healthcare spending trends within the Medicare population, which is also consistent with what we receive under our payor contracts. Third-party medical costs also include fixed amounts due from a third-party healthcare claims reimbursement recovery service provider for claims which have been irrevocably assigned to them related to third-party medical costs. We also may receive and recognize a percentage of these claims recovered in excess of certain thresholds. These variable payments are recognized at the time of settlement. No such variable consideration has been received to date.

Direct patient expense. Direct patient expense primarily consists of costs incurred in the treatment of our patients, at our medical centers and affiliated practices, including the compensation related to medical service providers and clinical support staff, medical supplies, purchased medical services, drug costs for pharmacy sales, and payments to affiliated providers.

Selling, general, and administrative expenses. Selling, general, and administrative expenses include employee-related expenses, including salaries and benefits, technology infrastructure, operations, clinical and quality support, finance, legal, human resources, and corporate development departments. In addition, selling, general, and administrative expenses include all corporate technology and occupancy costs. Our selling, general, and administrative expenses increased in 2021 following the closing of the Business Combination. We anticipate that these expenses will decrease as a percentage of revenue over the long term, although they may fluctuate as a percentage of revenue from period to period due to the timing and amount of these expenses. For purposes of determining center-level economics, we allocate a portion of our selling, general, and administrative expenses to our medical centers and affiliated practices. The relative allocation of these expenses to each center depends upon the number of centers open during a given period of time, and, if determinable, the center where the expense was incurred.
Depreciation and amortization expense. Depreciation and amortization expenses are primarily attributable to our capital investment and consist of fixed asset depreciation and amortization of intangibles considered to have finite lives.

Transaction costs and other. Transaction costs and other primarily consist of deal costs (including deferred acquisition costs, due diligence, integration, legal, internal staff, and other professional fees, incurred in connection with acquisition activity).
Change in fair value of contingent consideration. Change in fair value of contingent consideration consists of adjustments in contingent consideration due to acquisitions.

Goodwill impairment loss. Subsequent to our annual goodwill impairment test, the Company determined there was a triggering event and performed a quantitative assessment which resulted in a goodwill impairment loss being booked in the fourth quarter of 2022. See Note 7, "Goodwill," in our audited consolidated financial statements in Item 8 of Part II of this Form 10-K for details.

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

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Years Ended December 31,
($ in thousands)	2022	2021	2020 (as revised)
Revenue:
Capitated revenue	$2,606,916	$1,529,120	$796,373
Fee-for-service and other revenue	132,000	80,249	35,203
Total revenue	2,738,916	1,609,369	831,576
Operating expenses:
Third-party medical costs	2,062,356	1,231,047	564,987
Direct patient expense	254,867	179,353	101,358
Selling, general, and administrative expense	422,443	252,133	103,962
Depreciation and amortization expense	90,640	49,441	18,499
Transaction costs and other	27,435	44,262	42,945
Change in fair value of contingent consideration	(5,025)	(11,680)	65
Goodwill impairment loss	323,000	—	—
Total operating expenses	3,175,716	1,744,556	831,816
Loss from operations	(436,800)	(135,187)	(240)
Other income and expense:
Interest expense	(62,495)	(51,291)	(34,002)
Interest income	14	4	320
Loss on extinguishment of debt	(1,428)	(13,115)	(23,277)
Change in fair value of embedded derivative	—	—	(12,764)
Change in fair value of warrant liabilities	72,771	82,914	—
Other income (loss)	1,706	(48)	(450)
Total other income (loss)	10,568	18,464	(70,173)
Net income (loss) before income tax expense	(426,232)	(116,723)	(70,413)
Income tax expense (benefit)	2,157	14	651
Net income (loss)	$(428,389)	$(116,737)	$(71,064)
Net income (loss) attributable to non-controlling interests	(221,117)	(98,717)	—
Net income (loss) attributable to Class A common stockholders	$(207,272)	$(18,020)	$—

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated:

	Years Ended December 31,
(% of revenue)	2022	2021	2020 (as revised)
Revenue:
Capitated revenue	95.2%	95.0%	95.8%
Fee-for-service and other revenue	4.8%	5.0%	4.2%
Total revenue	100.0%	100.0%	100.0%
Operating expenses:
Third-party medical costs	75.3%	76.5%	67.9%
Direct patient expense	9.3%	11.1%	12.2%
Selling, general, and administrative expense	15.4%	15.7%	12.5%
Depreciation and amortization expense	3.3%	3.1%	2.2%
Transaction costs and other	1.0%	2.8%	5.2%
Change in fair value of contingent consideration	(0.2)%	(0.7)%	0.0%
Goodwill impairment loss	11.8%	0.0%	0.0%
Total operating expenses	115.9%	108.5%	100.0%
Loss from operations	(15.9)%	(8.5)%	0.0%
Other income and expense:
Interest expense	(2.3)%	(3.2)%	(4.1)%
Interest income	0.0%	0.0%	0.0%
Loss on extinguishment of debt	(0.1)%	(0.8)%	(2.8)%
Change in fair value of embedded derivative	0.0%	0.0%	(1.5)%
Change in fair value of warrant liabilities	2.7%	5.2%	0.0%
Other income (loss)	0.1%	0.0%	(0.1)%
Total other income (loss)	0.4%	1.2%	(8.5)%
Net income (loss) before income tax expense	(15.6)%	(7.3)%	(8.5)%
Income tax expense (benefit)	0.1%	0.0%	0.1%
Net income (loss)	(15.5)%	(7.3)%	(8.4)%
Net income (loss) attributable to non-controlling interests	(8.1)%	(6.1)%	—%
Net income (loss) attributable to Class A common stockholders	(7.4)%	(1.2)%	—%

The following table sets forth the Company’s disaggregated revenue for the periods indicated:

	Years Ended December 31,
	2022		2021		2020 (as revised)
($ in thousands)	Revenue $	Revenue %	Revenue $	Revenue %	Revenue $	Revenue %
Capitated revenue
Medicare	$2,392,445	87.4%	$1,334,308	82.9%	$672,588	80.9%
Other capitated revenue	214,471	7.8%	194,812	12.1%	123,785	14.9%
Total capitated revenue	2,606,916	95.2%	1,529,120	95.0%	796,373	95.8%
Fee-for-service and other revenue
Fee-for-service	43,171	1.6%	25,383	1.6%	9,504	1.1%
Pharmacy	50,096	1.8%	36,306	2.3%	23,079	2.8%
Other	38,733	1.4%	18,560	1.1%	2,620	0.3%
Total fee-for-service and other revenue	132,000	4.8%	80,249	5.0%	35,203	4.2%

Total revenue	$2,738,916	100.0%	$1,609,369	100.0%	$831,576	100.0%

The following table sets forth the Company’s member and member month figures for the periods indicated:

	Years Ended December 31,
	2022	2021	% Change
Members:
Medicare Advantage	140,353	118,348	18.6%
Medicare DCE	39,183	7,651	412.1%
Total Medicare	179,536	125,999	42.5%
Medicaid	76,717	66,500	15.4%
ACA	53,337	34,506	54.6%
Total members	309,590	227,005	36.4%

Member months:
Medicare Advantage	1,503,286	1,167,848	28.7%
Medicare DCE	485,562	69,707	596.6%
Total Medicare	1,988,848	1,237,555	60.7%
Medicaid	856,738	518,335	65.3%
ACA	570,316	286,005	99.4%
Total member months	3,415,902	2,041,895	67.3%

Per Member Per Month ("PMPM"):
Medicare Advantage	$1,161	$1,066	8.9%
Medicare DCE	$1,333	$1,276	4.5%
Total Medicare	$1,203	$1,078	11.6%
Medicaid	$221	$355	(37.7)%
ACA	$45	$39	15.4%
Total PMPM	$763	$749	1.9%

Medical centers	172	130

Comparison of the Years Ended December 31, 2022 and 2021
Revenue

	Years Ended December 31, December 31,
($ in thousands)	2022	2021	$ Change	% Change
Revenue:
Capitated revenue	$2,606,916	$1,529,120	$1,077,796	70.5%
Fee-for-service and other revenue	132,000	80,249	51,751	64.5%
Total revenue	$2,738,916	$1,609,369	$1,129,547

Capitated revenue. Capitated revenue was $2.6 billion for the year ended December 31, 2022, an increase of $1.1 billion, or 70.5%, compared to $1.5 billion for the year ended December 31, 2021. The increase was primarily driven by a 67.3% increase in the total member months and a 1.9% increase in total revenue per member per month. The increase in member months was due to an increase in the total number of members served at new and existing centers due to organic growth and as a result of certain acquisitions.

Fee-for-service and other revenue. Fee-for-service and other revenue was $132.0 million for the year ended December 31, 2022, an increase of $51.8 million, or 64.5%, compared to $80.2 million for the year ended December 31, 2021. The increase in fee-for-service and other revenue was primarily attributable to an increase in ACO revenue of $12 million. In addition, there was an increase in patients served across existing centers, as well as a $8.0 million benefit from claims irrevocably assigned to MSP.

Operating Expenses

	Years Ended December 31, December 31,
($ in thousands)	2022	2021	$ Change	% Change
Operating expenses:
Third-party medical costs	$2,062,356	$1,231,047	$831,309	67.5%
Direct patient expense	254,867	179,353	75,514	42.1%
Selling, general, and administrative expenses	422,443	252,133	170,310	67.5%
Depreciation and amortization expense	90,640	49,441	41,199	83.3%
Transaction costs and other	27,435	44,262	(16,827)	-38.0%
Change in fair value of contingent consideration	(5,025)	(11,680)	6,655	-57.0%
Goodwill impairment loss	323,000	—	323,000	N/A
Total operating expenses	$3,175,716	$1,744,556	$1,431,160

Third-party medical costs. Third-party medical costs were $2.1 billion for the year ended December 31, 2022, an increase of $831.3 million, or 67.5%, compared to $1.2 billion for the year ended December 31, 2021. The increase was driven by a 67.3% increase in total member months, the addition of DCE members with higher medical costs, and the trending shift toward proportionately more higher acuity patients across service lines. Further, in the year ended December 31, 2022 there was $6 million of unfavorable prior year claims development for the Company's Medicare DCE program. During the year ended December 31, 2022, $44.0 million was recognized as a reduction in third-party medical costs related to claims irrevocably assigned to MSP for recovery. This amount was offset by $7.3 million that was recognized during the year ended December 31, 2021 related to certain of the claims assigned to MSP which the Company was previously independently pursuing from a third-party payor. During the year ended December 31, 2021 $7.3 million was recognized as a reduction to third party medical costs related to the third-party payor, and $10.0 million was recognized as a reduction in third party medical cost related to claims irrevocably assigned to MSP recovery.

Direct patient expense. Direct patient expense was $254.9 million for the year ended December 31, 2022, an increase of $75.5 million, or 42.1%, compared to $179.4 million for the year ended December 31, 2021. The increase was primarily driven by increases in payroll and benefits of $52.1 million, pharmacy drugs of $9.6 million, provider payments of $6.5 million, and ancillary medical services of $5.0 million.

Selling, general, and administrative expenses. Selling, general, and administrative expenses were $422.4 million for the year ended December 31, 2022, an increase of $170.3 million, or 67.5%, compared to $252.1 million for the year ended December 31, 2021. The increase was primarily driven by higher salaries and benefits of $74.1 million, stock-based compensation of $26.8 million, occupancy costs of $24.6 million, legal and professional services of $18.8 million, which included a one-time fee to MSP of $5.0 million related to a professional services agreement, marketing expenses of $9.1 million and information technology of $8.5 million. These increases were incurred to support the continued growth of our business and expansion into other states.

Depreciation and amortization expense. Depreciation and amortization expense was $90.6 million for the year ended December 31, 2022, an increase of $41.2 million, or 83.3%, compared to $49.4 million for the year ended December 31, 2021. The increase was driven by purchases of new property and equipment to support the growth of our business during the period, as well as the addition of several brand names, non-compete agreements, and payor relationships from our 2021 and 2022 acquisitions.
Transaction costs and other. Transaction costs and other were $27.4 million for the year ended December 31, 2022, a decrease of $16.8 million, or 38.0%, compared to $44.3 million for the year ended December 31, 2021. The decrease related to higher than usual transaction costs in 2021 related to the Business Combination and a decrease in acquisition related costs in 2022.

Change in fair value of contingent consideration. Contingent consideration generated a gain of $5.0 million for the year ended December 31, 2022. The gain partially related to an amount owed to an acquisition that will be paid in shares of our Class A common stock. The decrease in the liability and corresponding gain was a result of our stock price decreasing during the fourth quarter of 2022.

Goodwill impairment loss. Our non-cash goodwill impairment loss was $323.0 million for the year ended December 31, 2022. At December 31, 2022, the Company determined there was a triggering event for a goodwill impairment and performed a quantitative assessment which resulted in the fair value of the Company being below the carrying value. See Note 7, "Goodwill," in our audited consolidated financial statements included in Item 8 of Part II of this Form 10-K for more details.

Other Income (Expense)

	Years Ended December 31, December 31,
($ in thousands)	2022	2021	$ Change	% Change
Other income and expense:
Interest expense	$(62,495)	$(51,291)	$(11,204)	21.8%
Interest income	14	4	10	250.0%
Loss on extinguishment of debt	(1,428)	(13,115)	11,687	-89.1%
Change in fair value of warrant liabilities	72,771	82,914	(10,143)	-12.2%
Other income (expense)	1,706	(48)	1,754	N/A
Total other income (expense)	$10,568	$18,464	$(7,896)

Interest expense. Interest expense was $62.5 million for the year ended December 31, 2022, an increase of $11.2 million, or 21.8%, compared to $51.3 million for the year ended December 31, 2021. The increase was primarily driven by interest incurred on our higher outstanding borrowings and a higher interest rate on the term loan under our Credit Suisse Credit Agreement due to SOFR exceeding the floor rate. See Note 13, "Debt," in our audited consolidated financial statements included in Item 8 of Part II of this Form 10-K for more details. The Company expects interest expense to increase by approximately $18.0 million in 2023 driven by the 2023 Term Loan which, at the Company's discretion, can be paid in cash or in kind.

Loss on extinguishment of debt. Loss on extinguishment of debt was $1.4 million for the year ended December 31, 2022 related to the amendment to the Credit Suisse Credit Agreement in January 2022. See Note 13, "Debt," in our audited consolidated financial statements included in Item 8 of Part II of this Form 10-K for more details.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities was $72.8 million for the year ended December 31, 2022 as a result of a change in the fair value of the public warrants and private placement warrants assumed in connection with the Business Combination.

Liquidity and Capital Resources

General
We have financed our operations principally through the Business Combination and debt securities and borrowings. As of December 31, 2022 and December 31, 2021, we had cash, cash equivalents and restricted cash of $27.3 million and $163.2 million, respectively. As of December 31, 2022 and December 31, 2021, the outstanding balance under our revolving credit facility was $84.0 million and we had an available balance of $36.0 million. Our cash, cash equivalents and restricted cash primarily consist of highly liquid investments in money market funds and cash. Since our inception, we have generated significant operating losses from our operations, as reflected in our accumulated deficit of $286.0 million as of December 31, 2022 and negative cash flows from operations.

On February 24, 2023, we entered into a credit agreement to borrow a gross aggregate principal amount of $150 million ("2023 Term Loan"). The 2023 Term Loan bears interest through its second anniversary at a rate of 14%, payable quarterly either in cash or in kind, at our discretion, by adding such amount to the principal balance of the 2023 Term Loan and thereafter at a rate of 13%, payable quarterly in cash. The 2023 Term Loan will mature on November 23, 2027. In March of 2023 the Company used a portion of the funds from the 2023 Term Loan to repay $99.0 million of the outstanding balance under its revolving line of credit. Upon such repayment, the Company had $120 million available for borrowing under its revolving line of credit. Under the 2023 Term Loan the Company is required to perform a financial covenant calculation on a quarterly basis. The Company believes it will be compliant for all quarters in 2023. See Note 13, “Debt," in our audited consolidated financial statements in Item 8 of Part II of this Form 10-K for additional details.

During the year ended December 31, 2022, the Company completed 10 asset acquisitions for a total purchase price of $76.1 million. The consideration included $5.8 million in cash, $5.9 million in deferred cash, $39.3 million in Class A common stock and $29.3 million in deferred Class A common stock. These amounts were offset by $4.1 million in net contingent assets.

Upon the completion of the Business Combination, Cano Health, Inc. became a party to the Tax Receivable Agreement ("TRA"). Under the terms of that agreement, Cano Health, Inc. generally will be required to pay to the Seller and to each other person from time to time that becomes a “TRA Party” under the Tax Receivable Agreement, 85% of the tax savings, if any, that Cano Health, Inc. is deemed to realize in certain circumstances as a result of certain tax attributes that exist following the Business Combination and that are created thereafter, including as a result of payments made under the Tax Receivable Agreement. See further discussion related to the TRA agreement in Note 19, "Income Taxes," in our audited consolidated financial statements in Item 8 of Part II of this Form 10-K.

We believe that our existing cash, cash equivalents and restricted cash along with our expected cash generation through operations, our 2023 Term Loan Financing (See Note 13, "Debt," in our audited consolidated financial statements in Item 8 of Part II of this Form 10-K) and revolving line of credit will be sufficient to fund our operating and capital needs for at least the next 12 months from the date of issuance of the audited consolidated financial statements included in this 2022 Form 10-K.

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

	Years Ended December 31,
($ in thousands)	2022	2021
Net cash (used in) provided by operating activities	$(146,337)	$(118,033)
Net cash (used in) provided by investing activities	(64,155)	(1,131,248)
Net cash (used in) provided by financing activities	74,651	1,378,644
Net Increase (decrease) in cash, cash equivalents and restricted cash	(135,841)	129,363
Cash, cash equivalents and restricted cash at beginning of year	163,170	33,807
Cash, cash equivalents and restricted cash at end of period	$27,329	$163,170

Operating Activities
For the year ended December 31, 2022, net cash used in operating activities was $146.3 million, an increase of $28.3 million in cash outflows compared to net cash used in operating activities of $118.0 million for the year ended December 31, 2021. Significant changes impacting net cash used in operating activities were as follows:

An increase in cash of $92.1 million related to net loss and non-cash charges and credits, primarily related to the following:
•Increase in net losses of $311.7 million; and
•Decrease in non-cash loss on extinguishment of debt of $11.7 million,

Offset by the following non-cash items:
•Increase in depreciation and amortization of $41.2 million;
•Increase in gain related to the change in the fair value of warrant liabilities of $10.1 million;
•Increase in stock-based compensation expense of $26.8 million; and
•Increase related to goodwill impairment loss of $323.0 million.

A decrease in cash of $120.4 million related to operating assets and liabilities primarily resulting from:
•Changes in accounts receivable due to the timing of collections and the growth in membership;
•Changes in liability for unpaid claims due to the growth in membership; and
•Changes in accounts payable and accrued expenses due to the timing of payments.

Investing Activities

For the year ended December 31, 2022, net cash used in investing activities was $64.2 million, a decrease of $1.1 billion in cash outflows compared to net cash used in investing activities of $1.1 billion for the year ended December 31, 2021, primarily due to a decrease in cash used for acquisitions slightly offset by increased capital expenditures. The Company expects the net cash used in investing activities to be less in 2023 due to a significant reduction in spending on de novo medical centers.

Financing Activities

Net cash provided by (used in) financing activities was $74.7 million during the year ended December 31, 2022, a decrease of $1.3 billion compared to net cash provided by financing activities of $1.4 billion during the year ended December 31, 2021 primarily due to proceeds received in the Business Combination in June of 2021.

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

By definition, EBITDA consists of net income (loss) before interest, income taxes, depreciation and amortization. Adjusted EBITDA is EBITDA adjusted to add back the effect of certain expenses, such as stock-based compensation expense, non-cash goodwill impairment loss, de novo losses (consisting of costs associated with the ramp up of new medical centers and losses incurred for the 12 months after the opening of a new facility), transaction costs (consisting of transaction costs and corporate development payroll costs), restructuring and other charges, fair value adjustments in contingent consideration, loss on extinguishment of debt and changes in fair value of warrant liabilities. Adjusted EBITDA is a key measure used by our management to assess the operating and financial performance of our Company.

The presentation of non-GAAP financial measures also provides additional information to investors regarding our results of operations and is useful for trending, analyzing and benchmarking the performance and value of our business. By excluding certain expenses and other items that may not be indicative of our core business operating results, these non-GAAP financial measures:
•allow investors to evaluate our performance from management’s perspective, resulting in greater transparency with respect to supplemental information used by us in our financial and operational decision-making;
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
•Adjusted EBITDA does not reflect: (1) changes in, or cash requirements for, our working capital needs; (2) the potentially dilutive impact of non-cash stock-based compensation; (3) the change in the fair value of our warrant liabilities; (4) the change in the fair value of contingent consideration; or (5) net interest expense/income; and
•other companies, including companies in our industry, may calculate EBITDA and/or Adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.

Because of these and other limitations, investors and prospective investors should consider Adjusted EBITDA along with our other GAAP-based financial performance measures, including net loss, cash flow metrics and our GAAP financial results.

The following table provides a reconciliation of net loss to non-GAAP financial information:

	Years Ended December 31,
($ in thousands)	2022	2021	2020
Net loss	$(428,389)	$(116,737)	$(71,064)
Interest income	(14)	(4)	(320)
Interest expense	62,495	51,291	34,002
Income tax expense (benefit)	2,157	14	651
Depreciation and amortization expense	90,640	49,441	18,499
EBITDA	$(273,111)	$(15,995)	$(18,232)
Stock-based compensation	54,778	27,983	528
Goodwill impairment loss	323,000	—	—
De novo losses (1)	78,989	40,562	8,662
Transaction costs (2)	34,449	48,303	43,333
Restructuring and other (3)	10,769	7,883	2,435
Change in fair value of contingent consideration	(5,025)	(11,680)	65
Loss on extinguishment of debt	1,428	13,115	23,277
Change in fair value of embedded derivatives	—	—	12,764
Change in fair value of warrant liabilities	(72,771)	(82,914)	—
Adjusted EBITDA	$152,506	$27,257	$72,832

(1) De novo losses include those costs associated with the ramp up of new medical centers and losses incurred for the 12 months after the opening of a new facility. These costs collectively are higher than comparable expenses incurred once such a facility has been opened and is generating revenue, and would not have been incurred unless a new facility was being opened. The Company plans to significantly reduce its de novo investments in 2023 and, accordingly, for future periods is modifying its definition of Adjusted EBITDA beginning January 1, 2023, to no longer exclude de novo losses in calculating Adjusted EBITDA. Using the newly-modified definition, Adjusted EBITDA would have been $73.5 million, ($13.3) million and $64.2 million for the years ended December 31, 2022, 2021 and 2020, respectively, compared to Adjusted EBITDA of $152.3 million, $27.3 million and $72.8 million for the years ended December 31, 2022, 2021 and 2020, respectively, by including the impact of de novo losses under the definition used prior to January 1, 2023.

(2) Transaction costs included $7.0 million, $4.0 million and $0.4 million for the years ended December 31, 2022, 2021 and 2020, respectively, of corporate development payroll costs. Corporate development payroll costs include those expenses directly related to the additional staff needed to support our acquisition activity.

(3) Restructuring and other included a one-time fee from MSP of $5.0 million related to a professional service agreement for the year ended December 31, 2022.

We experienced an increase in EBITDA and Adjusted EBITDA between the years ended December 31, 2022, 2021 and 2020. The increases in EBITDA and Adjusted EBITDA relate to growth in the overall business of the Company.

Critical Accounting Policies and Estimates
Our consolidated financial statements and accompanying notes in this Form 10-K have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of assets and liabilities and the recognition of income and expenses. Management considers these accounting policies to be critical accounting policies. The estimates and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described below. See Note 2, “Summary of Significant Accounting Policies,” in our audited consolidated financial statements in Item 8 of Part II of this Form 10-K for more information.

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

Third-Party Medical Costs

Third-party medical costs primarily consist of all medical expenses paid by the health plans, including inpatient and hospital care, specialists, and medicines, net of rebates, for which the Company bears risk. Third-party medical costs include estimates of future medical claims that have been incurred by the patient, but for which the provider has not yet billed. Our accrual for medical services incurred but not reported reflects our best estimates of unpaid medical expenses as of the end of any particular period. These claim estimates are made utilizing standard actuarial methodologies and are continually evaluated and adjusted by management based upon our historical claims experience and other factors, including regular independent assessments by a nationally recognized actuarial firm. Adjustments, if necessary, are made to medical claims expense and capitated revenues when the assumptions used to determine our claims liability change and when actual claim costs are ultimately determined.

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

Business Acquisitions

We account for acquired businesses using the acquisition method of accounting. All assets acquired and liabilities assumed are recorded at their respective fair values at the date of acquisition. The determination of fair value involves estimates and the use of valuation techniques when market value is not readily available. We use various techniques to determine fair value in accordance with accepted valuation models, primarily the income approach. The significant assumptions used in developing fair values include, but are not limited to, EBITDA growth rates, revenue growth rates, the amount and timing of future cash flows, discount rates, useful lives, royalty rates and future tax rates. The excess of purchase price over the fair value of assets and liabilities acquired is recorded as goodwill. Refer to Note 6, “Business Acquisitions,” in Item 8 of Part II of this Form 10-K for a discussion of the Company's recent acquisitions.

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

ASC 350, "Intangibles—Goodwill and Other," allows entities to first use a qualitative approach to test goodwill for impairment by determining whether it is more likely than not (a likelihood of greater than 50%) that the fair value of a reporting unit is less than its carrying value. If the qualitative assessment supports that it is more likely than not that the fair value of the asset exceeds its carrying value, a quantitative impairment test is not required. If the qualitative assessment does not support the fair value of the asset the Company will perform the quantitative goodwill impairment test, in which we compare the fair value of the reporting unit, that we primarily determine using an income approach based on the present value of expected future cash flows, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, then goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference is recognized as an impairment loss.

We performed our annual goodwill impairment test as of October 1, 2022 and chose to bypass the qualitative assessment and proceed directly to the quantitative assessment, which indicated no impairment. Subsequent to the test as of October 1, 2022, the Company determined there was a triggering event and performed an additional quantitative assessment that resulted in an impairment. Refer to Note 7, "Goodwill," in Item 8 of Part II of this Form 10-K for details.

Our intangibles consist of trade names, brands, non-compete agreements, and customer, payor, and provider relationships. We amortize intangibles using the straight-line method over the estimated useful lives of the intangible, which range from one to 20 years. Intangible assets are reviewed for impairment in conjunction with long-lived assets.

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

Stock-Based Compensation

ASC 718, "Compensation—Stock Compensation," requires the measurement of the cost of the employee services received in exchange for an award of equity instruments based on the grant-date fair value or, in certain circumstances, the calculated value of the award. For the restricted stock units ("RSUs"), the fair value is estimated using the Company's closing stock price and for the market condition stock options, the fair value is estimated using a Monte Carlo simulation. The Company recognizes compensation expense associated with stock-based compensation as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations. All stock-based compensation is required to be measured at fair value on the grant date, is expensed over the requisite service period, generally over a 4-year period for RSUs and over the derived vesting period for market-condition stock options, and forfeitures are accounted for as they occur.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.
Interest Rate Risk
As of December 31, 2022 and December 31, 2021, we had cash, cash equivalents and restricted cash of $27.3 million and $163.2 million, respectively, which are held for working capital purposes. We do not make investments for trading or speculative purposes.

As of December 31, 2022 the total amount of outstanding debt under the Credit Suisse Credit Agreement was $722.0 million which included $84.0 million under the revolving credit facility. As of December 31, 2022, we had outstanding Senior Notes in the aggregate principal amount of $300.0 million.

We are only exposed to market risk through our Credit Suisse Credit Agreement borrowings, as our Senior Notes bear interest at a fixed rate of 6.25% per annum. The interest rate applicable to the Term Loan under the Credit Suisse Credit Agreement is Term SOFR plus 4.00%, plus the applicable credit spread adjustment (with a Term SOFR floor of 0.50%). As of December 31, 2022, the effective interest rate of the Term Loan under the Credit Suisse Credit Agreement was 8.90%.

On an annual basis, a 100-basis point increase in our floating interest rate would have increased interest expense by $7.2 million. A similar 100-basis point decrease in our floating rate would have reduced interest expense by the same amount. Neither scenario is impacted by the interest rate floor.

Inflation Risk

We believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Item 8.    Financial Statements and Supplementary Information

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cano Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cano Health, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders' equity / members’ capital and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 15, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for capitated revenue
Description of the Matter	As described in Notes 2 and 3 to the consolidated financial statements, for the year ended December 31, 2022, the Company recorded $2.6 billion in total capitated revenue, which was the most significant portion of total revenue for the Company. Capitated revenue is generated from arrangements made with Medicare as well as through commercial and other non-Medicare governmental programs, such as Medicaid whereby the Company is required to deliver primary care physician services to the enrolled member population and is responsible for medical expenses related to healthcare services required by that patient group, including services not provided by the Company. The gross fees under these contracts are reported as revenue. The transaction price for these governmental programs depends upon the pricing established by the Centers for Medicare & Medicaid Services (“CMS”) and includes rates that are based on the cost of medical care within a local market and the average utilization of healthcare services by the members enrolled. The transaction price is variable since the rates are risk adjusted based on health status (acuity) of members and demographic characteristics of the enrolled members. Medicare Risk Adjustment (“MRA”) revenues are estimated using the "most likely amount" methodology and are limited to an amount that the Company believes will not result in a significant reversal of revenue. The MRA revenue accrual is continually evaluated and adjusted by management based upon historical experience and other factors, including regular independent actuarial assessments. The recorded MRA accrual is $49.0 million as of December 31, 2022.

Auditing the Company’s accounting for the estimated portion of capitated revenue was complex and required significant auditor judgment due to the significant estimation uncertainty related to the estimated risk score and the related MRA accrual described above.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the estimated portion of the capitated revenue process, including controls over management’s review of the significant assumptions described above.
To test the estimated portion of capitated revenue, our audit procedures included, among others, understanding the significant assumptions used by the Company and its independent actuary in estimating the capitated revenue relating to the risk score and the related MRA receivables. This included obtaining a sample of the underlying data utilized in the actuarial estimate directly from the third-party health plans and reviewing and recalculating a sample of individual member risk score calculations. We engaged internal actuarial specialists to evaluate the methodology and significant assumptions of the independent third-party actuarial analysis that management utilizes to record the estimate. For a sample of health plans selected, we also agreed historical MRA settlements to the service fund reports and confirmed data directly with third-party health plans to compare cash collected to the prior year estimate.

Accounting for medical costs and unpaid service provider costs
Description of the Matter	As described in Notes 2 and 5 to the consolidated financial statements, as of December 31, 2022, the Company had $318.6 million in liabilities of unpaid claims for medical services provided to its members by third parties. The Company records a liability for unpaid service provider costs based on the dates of services rendered to members, including an estimate for claims that have not been processed by the third-party health plans or CMS. Liabilities for unpaid service provider costs are estimated using standard actuarial methodologies, including accumulated statistical data, adjusted for current experience. The accrued liability for unpaid service provider costs is presented as a reduction to accounts receivable on the consolidated balance sheets.

Auditing management’s estimate of the liability for unpaid service provider costs was complex and involved significant auditor judgment because the liability requires the Company to estimate medical services not yet processed by the third-party health plan or CMS, which involves judgment in the selection of assumptions (time from date of service to claim processing, health care professional contract rate changes, medical care utilization and other medical cost trends) used in the estimation process. These assumptions have a significant effect on the estimate for the liability for unpaid service provider costs.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s estimation process over the liability for unpaid service provider costs, including controls over management’s review of the significant assumptions described above.
To test the Company’s liability for unpaid service provider costs, our audit procedures included, among others, obtaining directly from the third-party health plan a sample of historical claims paid and membership data provided by the health plans used in developing the Company’s actuarial estimate of the liability for unpaid service provider costs. In addition, we engaged our internal actuarial specialists to assist in evaluating the key assumptions and methodologies used in the calculation and to independently calculate a range of reasonable reserve estimates for the liability for unpaid service provider costs to compare to what was recorded by the Company. We reviewed liability estimates made by the Company as compared to total paid claims activity for prior completed months.

Valuation of Goodwill
Description of the Matter	As discussed in Notes 2 and 7 to the consolidated financial statements, subsequent to the Company’s annual goodwill impairment test, the Company identified events that could reduce the fair value of the Company’s sole reporting unit below its carrying amount, which led to an additional impairment assessment as of December 31, 2022. As a result, the Company recognized goodwill impairment charges of $323 million as of December 31, 2022. The Company’s goodwill balance, subsequent to the impairment charge recorded, was $480.4 million.

Auditing management’s goodwill impairment test was complex and highly judgmental due to the significant estimation required to determine the fair value of the reporting unit. In particular, the fair value estimate was sensitive to significant assumptions, such as changes in the weighted average cost of capital, membership growth rates, premiums, third-party medical costs and terminal value, which are affected by expectations about future market or economic conditions.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above.
To test the estimated fair value of the Company’s reporting unit, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends and evaluated whether changes to the Company’s business model, customer base or product mix and other factors would affect the significant assumptions. We assessed the historical accuracy of management’s projected financial information and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions.

In addition, we tested management’s reconciliation of the fair value of the reporting unit to the market capitalization of the Company.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2020.

Miami, FL
March 15, 2023

CANO HEALTH, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash, cash equivalents and restricted cash	$27,329	$163,170
Accounts receivable, net of unpaid service provider costs	233,816	133,433
Prepaid expenses and other current assets	79,603	20,632
Total current assets	340,748	317,235
Property and equipment, net	131,325	85,261
Operating lease right-of-use assets	177,892	132,173
Goodwill	480,375	769,667
Payor relationships, net	567,704	576,648
Other intangibles, net	226,059	248,973
Other assets	4,824	13,582
Total assets	$1,928,927	$2,143,539
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses (Related parties comprised $2,669 and $0 as of December 31, 2022 and December 31, 2021, respectively)	$105,733	$80,829
Current portion of notes payable	6,444	6,493
Current portion of finance lease liabilities	1,686	1,295
Current portion of contingent consideration	—	3,123
Current portions due to sellers	46,016	17,357
Current portion of operating lease liabilities	24,068	15,275
Other current liabilities	24,491	36,664
Total current liabilities	208,438	161,036
Notes payable, net of current portion and debt issuance costs	997,806	915,266
Long term portion of operating lease liabilities	166,347	122,935
Warrant liabilities	7,373	80,144
Long term portion of finance lease liabilities	3,364	2,181
Due to sellers, net of current portion	15,714	—
Long term portion of contingent consideration	2,800	35,300
Other liabilities	32,810	28,109
Total liabilities	1,434,652	1,344,971
Stockholders’ Equity
Shares of Class A common stock $0.0001 par value (6,000,000,000 shares authorized and 224,118,566 and 180,113,551 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively)	22	18
Shares of Class B common stock $0.0001 par value (1,000,000,000 shares authorized and 268,794,608 and 297,385,981 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively)	27	30
Additional paid-in capital	538,614	397,443
Accumulated deficit	(286,032)	(78,760)
Total Stockholders' Equity before non-controlling interests	252,631	318,731
Non-controlling interests	241,644	479,837
Total Stockholders' Equity	494,275	798,568
Total Liabilities and Stockholders' Equity	$1,928,927	$2,143,539
The accompanying Notes are an integral part of these Consolidated Financial Statements

CANO HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(in thousands, except share and per share data)	2022	2021	2020
Revenue:
Capitated revenue (Related parties comprised $0, $307,680 and $235,509 in the years ended December 31, 2022, 2021 and 2020, respectively)	$2,606,916	$1,529,120	$796,373
Fee-for-service and other revenue (Related parties comprised $0, $645 and $832 in the years ended December 31, 2022, 2021 and 2020, respectively)	132,000	80,249	35,203
Total revenue	2,738,916	1,609,369	831,576
Operating expenses:
Third-party medical costs (Related parties comprised $0, $249,819 and $175,440 in the years ended December 31, 2022, 2021, and 2020 respectively)	2,062,356	1,231,047	564,987
Direct patient expense (Related parties comprised $9,683, $4,882 and $3,119 in the years ended December 31, 2022, 2021 and 2020, respectively)	254,867	179,353	101,358
Selling, general, and administrative expenses (Related parties comprised $9,230, $12,366, and $4,193 in the years ended December 31, 2022, 2021 and 2020, respectively)	422,443	252,133	103,962
Depreciation and amortization expense	90,640	49,441	18,499
Transaction costs and other (Related parties comprised $0, $2,331 and $6,275 in the years ended December 31, 2022 and 2021, respectively)	27,435	44,262	42,945
Change in fair value of contingent consideration	(5,025)	(11,680)	65
Goodwill impairment loss	323,000	—	—
Total operating income (expenses)	3,175,716	1,744,556	831,816
Income (loss) from operations	(436,800)	(135,187)	(240)
Other income and expense:
Interest expense	(62,495)	(51,291)	(34,002)
Interest income	14	4	320
Loss on extinguishment of debt	(1,428)	(13,115)	(23,277)
Change in fair value of embedded derivative	—	—	(12,764)
Change in fair value of warrant liabilities	72,771	82,914	—
Other income (expense)	1,706	(48)	(450)
Total other income (expense)	10,568	18,464	(70,173)
Net income (loss) before income tax expense	(426,232)	(116,723)	(70,413)
Income tax expense (benefit)	2,157	14	651
Net income (loss)	$(428,389)	$(116,737)	$(71,064)
Net income (loss) attributable to non-controlling interests	(221,117)	(98,717)	—
Net income (loss) attributable to Class A common stockholders	$(207,272)	$(18,020)	$—

Net income (loss) per share attributable to Class A common stockholders, basic	$(0.95)	$(0.11)	N/A
Net income (loss) per share attributable to Class A common stockholders, diluted	$(0.95)	$(0.28)	N/A
Weighted-average shares outstanding:
Basic	219,166,852	170,507,194	N/A
Diluted	219,166,852	475,697,225	N/A
The accompanying Notes are an integral part of these Consolidated Financial Statements

CANO HEALTH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY / MEMBERS' CAPITAL

Years Ended December 31, 2022, 2021 and 2020

(in thousands, except shares)	Members' Capital		Class A Shares		Class B Shares		Additional Paid-in Capital	Notes Receivable	Accumulated Deficit	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE—December 31, 2019	—	$123,242	—	$—	—	$—	$—	$(130)	$(36,763)	$485	$86,834
Members' contributions	—	103,016	—	—	—	—	—				103,016
Issuance of securities by Primary Care (ITC) Holdings, LLC in connection with acquisitions	—	34,300	—	—	—	—	—	—	—	—	34,300
Profit interest units relating to equity-based compensation	—	528	—	—	—	—	—	—	—	—	528
Issuance of securities by Primary Care (ITC) Holdings, LLC in connection with payment on due to seller balance	—	2,158	—	—	—	—	—	—	—	—	2,158
Purchase of non-controlling interests by Primary Care (ITC) Holdings, LLC	—	490	—	—	—	—	—	—	(5)	(485)	—
Notes receivable-related parties	—		—	—	—	—	—	(4)	—	—	(4)
Net loss	—		—	—	—	—	—	—	(71,064)	—	(71,064)
Members' distributions	—	(106,143)	—	—	—	—	—	—	—	—	(106,143)
BALANCE—December 31, 2020	—	$157,591	—	$—	—	$—	$—	$(134)	$(107,832)	$—	$49,625

The accompanying Notes are an integral part of these Consolidated Financial Statements

CANO HEALTH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY / MEMBERS' CAPITAL

(in thousands, except shares)	Members' Capital		Class A Shares		Class B Shares		Additional Paid-in Capital	Notes Receivable	Accumulated Deficit	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE—December 31, 2020	14,629,533	$157,591	—	$—	—	$—	$—	$(134)	$(107,832)	$—	$49,625
Retrospective application of reverse recapitalization	292,214,129	(157,560)	—	—	—	—	157,560	—	—	—	—
ADJUSTED BALANCE—December 31, 2020	306,843,662	31	—	—	—	—	157,560	(134)	(107,832)	—	49,625
Net income (loss) prior to business combination	—	—	—	—	—	—	—	—	(65,213)	—	(65,213)
Business combination	(306,843,662)	(31)	166,243,491	17	306,843,662	31	169,093	—	112,305	491,678	773,093
Stock-based compensation expense	—	—	—	—	—	—	27,983	—	—	—	27,983
Issuance of common stock for acquisitions	—	—	4,412,379	—	—	—	64,470	—	—	—	64,470
Exchange of Class B common stock for Class A common stock	—	—	9,457,681	1	(9,457,681)	(1)	14,853	—	—	(14,853)	—
Impact of transactions affecting non-controlling interests	—	—	—	—	—	—	(36,516)	—	—	36,516	—
Notes receivable - related parties	—	—	—	—	—	—	—	134	—		134
Net income (loss)	—	—	—	—	—	—	—	—	(18,020)	(33,504)	(51,524)
BALANCE—December 31, 2021	—	$—	180,113,551	$18	297,385,981	$30	$397,443	$—	$(78,760)	$479,837	$798,568

The accompanying Notes are an integral part of these Consolidated Financial Statements

CANO HEALTH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY / MEMBERS' CAPITAL

(in thousands, except shares)	Members' Capital		Class A Shares		Class B Shares		Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE—December 31, 2021	—	$—	180,113,551	$18	297,385,981	$30	$397,443	$(78,760)	$479,837	$798,568
Stock-based compensation expense	—	—	—	—	—	—	54,778	—	—	54,778
Issuance of Class A common stock upon vesting of restricted stock units	—	—	3,612,431	—	—	—	(15,942)	—	15,942	—
Issuance of common stock for acquisitions	—	—	9,981,652	1	—	—	57,940	—	—	57,941
Exchange of Class B common stock for Class A common stock	—	—	50,023,504	5	(50,023,504)	(5)	79,721	—	(79,721)	—
Exchange of Class A common stock for Class B common stock - Rescission[1]	—	—	(21,432,131)	(2)	21,432,131	2	(19,015)	—	19,015	—
Employee stock purchase plan issuance	—	—	1,819,559	—	—	—	11,377	—	—	11,377
Impact of transactions affecting non-controlling interests	—	—	—	—	—	—	(27,688)	—	27,688	—
Net income (loss)	—	—	—	—	—	—	—	(207,272)	(221,117)	(428,389)
BALANCE—December 31, 2022	—	$—	224,118,566	$22	268,794,608	$27	$538,614	$(286,032)	$241,644	$494,275

1 The conversion of certain shares of Class B common stock to Class A common stock was rescinded by the holders of such Class A common stock during the year ended December 31, 2022.
The accompanying Notes are an integral part of these Consolidated Financial Statements

CANO HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2022	2021	2020
Cash Flows from Operating Activities:
Net loss	$(428,389)	$(116,737)	$(71,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	90,640	49,441	18,499
Change in fair value of contingent consideration	(5,025)	(11,680)	65
Change in fair value of embedded derivative	—	—	12,764
Change in fair value of warrant liabilities	(72,771)	(82,914)	—
Goodwill impairment loss	323,000	—	—
Loss on extinguishment of debt	1,428	13,115	23,277
Amortization of debt issuance costs	3,826	4,887	6,716
Non-cash lease expense	6,528	664	—
Write off of other receivable	—	—	531
Class A common shares issued for bonus award	2,879	—	—
Stock-based compensation	54,778	27,983	528
Paid in kind interest expense	—	—	7,287
Changes in operating assets and liabilities:
Accounts receivable, net (Related parties comprised $0, $0 and $343 for the years ended December 31, 2022, 2021 and 2020, respectively)	(106,743)	(15,135)	(30,309)
Other assets	10,053	(16,594)	(2,760)
Prepaid expenses and other current assets	(51,662)	(11,779)	(5,427)
Interest accrued due to sellers	100	1,464	1,698
Payment of paid in kind interest on extinguishment of debt	—	—	(7,287)
Accounts payable and accrued expenses (Related parties comprised $2,669, $0 and $60 for the years ended December 31, 2022, 2021 and 2020, respectively)	32,612	33,723	27,325
Other liabilities (Related parties comprised $0, $(92) and $13,499 for the years ended December 31, 2022, 2021 and 2020, respectively)	(7,591)	5,529	8,922
Net cash (used in) provided by operating activities	(146,337)	(118,033)	(9,235)

Cash Flows from Investing Activities:
Purchase of property and equipment (Related parties comprised $(7,864), $(8,059) and $(7,202) for the years ended December 31, 2022, 2021 and 2020, respectively)	(49,529)	(34,354)	(12,072)
Acquisitions of subsidiaries including non-compete intangibles, net of cash acquired	(5,796)	(1,070,307)	(207,625)
Payments to sellers	(8,830)	(26,587)	(53,201)
Other	—	—	4,532
Net cash (used in) provided by investing activities	(64,155)	(1,131,248)	(268,366)

Cash Flows from Financing Activities:
Contributions from member	—	—	103,016
Distributions to member	—	—	(106,143)
Business combination and PIPE financing	—	935,362	—
Payments of long-term debt	(6,444)	(657,917)	(318,754)
Debt issuance costs	(88)	(17,394)	(31,111)
Proceeds from long-term debt	—	1,120,000	664,096
Prepayment fees on extinguishment of debt	—	—	(27,969)
The accompanying Notes are an integral part of these Consolidated Financial Statements

CANO HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Proceeds from revolving line of credit	109,000	—	9,700
Repayments of revolving line of credit	(25,000)	—	(9,700)
Proceeds from insurance financing arrangements	2,529	1,701	2,865
Payments of principal on insurance financing arrangements	(2,529)	(1,701)	(2,865)
Principal payments under finance leases	(1,429)	(1,227)	(684)
Repayment of equipment loans	(510)	(314)	(235)
Employee Stock Purchase Plan withholding tax payments	(878)	—	—
Other	—	134	—
Net cash (used in) provided by financing activities	74,651	1,378,644	282,216

Net increase (decrease) in cash, cash equivalents and restricted cash	(135,841)	129,363	4,615
Cash, cash equivalents and restricted cash at beginning of year	163,170	33,807	29,192
Cash, cash equivalents and restricted cash at end of period	$27,329	$163,170	$33,807

Supplemental cash flow information:
Interest paid	61,232	41,844	22,615
Income taxes paid	572	1,150	—

Non-cash investing and financing activities:
Right-of-use assets obtained in exchange of lease liabilities	71,899	152,608	—
Issuance of Class A common stock for acquisitions	39,291	64,469	—
Issuance of securities in PCIH in connection with acquisitions	—	—	34,300
Contingent consideration liability in connection with acquisitions	1,500	47,900	2,695
Contingent consideration assets in connection with acquisitions	(5,600)	—	—
Due to sellers in connection with acquisitions	35,131	1,295	13,593
Addition to construction in process funded through accounts payable	3,848	2,200	—
Humana Affiliate Provider clinic leasehold improvements	7,864	11,866	8,142
Employee Stock Purchase Plan issuance	11,377	—	—
Capital lease obligations entered into for property and equipment	—	—	1,331
Equipment loan obligations entered into for property and equipment	—	967	103
Issuance of security in exchange for balance due to sellers	15,771	—	2,158

The accompanying Notes are an integral part of these Consolidated Financial Statements

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF BUSINESS AND OPERATIONS

Nature of Business

Cano Health, Inc. (“Cano Health”, or the “Company”), formerly known as Primary Care (ITC) Intermediate Holdings, LLC (“PCIH”), provides value-based medical care for its members through a network of primary care physicians across the U.S. and Puerto Rico. The Company focuses on providing high-touch population health and wellness services to Medicare Advantage, Medicare Global and Professional Direct Contracting Entity ("DCE"), Medicare patients under ACO and Medicaid capitated members, particularly in underserved communities by leveraging a proprietary technology platform to deliver high-quality health care services. The Company also operates pharmacies in the network for the purpose of providing a full range of managed care services to its members.

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

Pursuant to the Business Combination Agreement, on the Closing Date, Jaws contributed cash to PCIH in exchange for 69.0 million common limited liability company units of PCIH ("PCIH Common Units") equal to the number of shares of Jaws' Class A ordinary shares outstanding on the Closing Date as well as 17.25 million Class B ordinary shares owned by Jaws Sponsor, LLC (the "Sponsor"). In connection with the Business Combination, the Company issued 306.8 million shares of the Company’s Class B common stock to existing stockholders of PCIH. The Company also issued 80.0 million shares of the Company’s Class A common stock in a private placement for $800.0 million (the "PIPE Investors").

Following the consummation of the Business Combination, substantially all of the Company’s assets and operations are held and conducted by PCIH and its subsidiaries. As the Company is a holding company with no material assets other than its ownership of PCIH Common Units and its managing member interest in PCIH, the Company has no independent means of generating revenue or cash flow. The Company’s ability to pay taxes and pay dividends depend on the financial results and cash flows of PCIH and the distributions it receives from PCIH. The Company’s only assets are equity interests in PCIH, which represented a 35.1% and 45.5% controlling ownership as of the Closing Date and December 31, 2022, respectively. Certain members of PCIH who retained their common unit interests in PCIH held the remaining 64.9% and 54.5% non-controlling ownership interests as of the Closing Date and December 31, 2022, respectively. These members hold economic interest in PCIH through PCIH Common Units and a corresponding number of non-economic Class B common stock, which enables the holder to one vote per share.

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

Principles of Consolidation

The audited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The portion of an entity not wholly-owned by the Company is presented as non-controlling interests. All significant intercompany balances and transactions are eliminated in consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting policies consistent with those of the Company.

The Company has interests in various entities and considers itself to control an entity if it is the majority owner of or has voting control over such entity. The Company also assesses control through means other than voting rights (“variable interest entities” or “VIEs”) and determines which business entity is the primary beneficiary of the VIE. The Company consolidates VIEs when it is determined that the Company is the primary beneficiary of the VIE. Included in the consolidated results of the Company are Cano Health Texas, PLLC, Cano Health Nevada, PLLC, Cano Health California, PC, CHC Provider Network, PC and Cano Health Illinois, PLLC (collectively, the "Physicians Groups"), which the Company has concluded are VIEs. All material intercompany accounts and transactions have been eliminated in consolidation.

Risks and Uncertainties

As of December 31, 2022, the Company’s coverage area is primarily in the State of Florida. Given this concentration, the Company is subject to adverse economic, regulatory, or other developments in the State of Florida that could have a material adverse effect on the Company’s financial condition and operations. In addition, federal, state and local laws and regulations concerning healthcare affect the healthcare industry. The Company’s long-term success is dependent on the ability to successfully generate revenues; maintain or reduce operating costs; obtain additional funding when needed; and ultimately, achieve profitable operations. The Company is not able to predict the content or impact of future changes in laws and regulations affecting the healthcare industry; however, management believes that its existing cash position, along with expected cash generation through operations, its 2023 Term Loan (See Note 13, "Debt") and revolving line of credit, will be sufficient to fund operating and capital expenditure requirements through at least 12 months from the date of issuance of these audited consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. Such reclassifications impacted the classification of: accounts receivable (including unpaid service provider costs), inventory, current and long-term portion of equipment loans, due to seller, accounts payable and accrued expenses and current and long-term deferred revenue. These reclassifications had no impact on net loss as previously presented.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”).

The Company was deemed the accounting acquirer in the Business Combination of Jaws based on an analysis of the criteria outlined in Accounting Standards Codification ("ASC") Topic 805, "Business Combinations" ("ASC 805"), as the Company’s former owner retained control after the Business Combination. Refer to Note 1, "Nature of Business," in these consolidated financial statements, for details surrounding the Business Combination. Accordingly, for accounting purposes, the

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Combination was treated as the equivalent of the Company issuing stock for the net assets of Jaws, accompanied by a recapitalization. The net assets of Jaws were stated at historical cost, with no goodwill or other intangible assets recorded.

While Jaws was the legal acquirer in the Business Combination, because the Company was deemed the accounting acquirer, the historical financial statements of PCIH became the historical financial statements of the combined company upon the consummation of the Business Combination. As a result, the audited consolidated financial statements reflect the historical operating results of PCIH prior to the Business Combination, the combined results of Jaws and the Company following the close of the Business Combination, the assets and liabilities of the Company at their historical cost, and the Company’s equity structure for all periods presented.

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

The Company evaluated the Public Warrants and Private Placement Warrants and concluded that they do not meet the criteria to be classified as stockholders’ equity in accordance with ASC 815-40, “Derivatives and Hedging–Contracts in Entity’s Own Equity” ("ASC 815"). The Public Warrants and Private Placement Warrants meet the definition of a derivative under ASC 815. The Company has recorded these warrants as liabilities on its consolidated balance sheets. Changes in their respective fair values are recognized in the statement of operations at each reporting date.

Revenue Recognition

The Company recognizes revenue when a customer obtains control of the promised goods or services. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following 5-step model in order to determine this amount: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the 5-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services the Company transfers to the customer (i.e., the patient). Management reviews contracts at inception to determine which performance obligations must be satisfied and which of these performance obligations are distinct. The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied.

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

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Third-Party Medical Costs

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Third-party medical costs primarily consist of all medical expenses paid by the health plans, including inpatient and hospital care, specialists, and medicines, net of rebates, for which the Company bears risk. Third-party medical costs include estimates of future medical claims that have been incurred by the patient, but for which the provider has not yet billed. Our accrual for medical services incurred but not reported reflects our best estimates of unpaid medical expenses as of the end of any particular period. These claim estimates are made utilizing standard actuarial methodologies and are continually evaluated and adjusted by management based upon our historical claims experience and other factors, including regular independent assessments by a nationally recognized actuarial firm. Adjustments, if necessary, are made to medical claims expense and capitated revenues when the assumptions used to determine our claims liability change and when actual claim costs are ultimately determined.

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

Cash, cash equivalents and restricted cash

Cash and cash equivalents are highly liquid investments purchased with original maturities of three months or less. These restricted cash balances are included within the caption cash, cash equivalents and restricted cash in the accompanying consolidated balance sheets. See Note 13, "Debt," in these consolidated financial statements for details.

Accounts Receivable, Net of Unpaid Service Provider Costs

Accounts receivable are carried at amounts the Company deems collectible. Accordingly, an allowance is provided based on credit losses expected over the contractual term. Accounts receivable are written off when they are deemed uncollectible. As of December 31, 2022 and December 31, 2021, the Company believed no allowance was necessary. The ultimate collectability of accounts receivable may differ from amounts estimated. The period between the time when the service is performed by the Company and the fees are received is usually one year or less and therefore, the Company elected the practical expedient under ASC 606-10-32-18 and did not adjust accounts receivable for the effect of a significant financing component.

Accounts receivable include MRA receivables which are accrued and estimated based on the health status (acuity) and demographic characteristics of members. These estimates are continually evaluated and adjusted by management based upon our historical experience and other factors. Amounts are only included as MRA receivables to the extent it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved.

As of December 31, 2022 and December 31, 2021, the Company’s accounts receivable were presented net of the unpaid service provider costs. A right of offset exists when all of the following conditions are met: 1) each of the two parties owed the other determinable amounts; 2) the reporting party has the right to offset the amount owed to the reporting party with the amount owed to the other party; 3) the reporting party intends to offset; and 4) the right of offset is enforceable by law. The Company believes all of the aforementioned conditions existed as of December 31, 2022 and December 31, 2021.

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

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

related credit agreement through interest expense in the accompanying statements of operations through the effective interest method. In instances where there is no related debt drawn or outstanding, the debt issuance costs are presented in prepaid expenses and other current assets on the accompanying consolidated balance sheets.

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and amortization. The Company capitalizes asset purchases as well as major improvements that extend the useful life or add functionality, value, or productive capacity. Depreciation and amortization are computed using the straight-line method over the life of the assets, ranging from one to fifteen years. Leasehold improvements are amortized over the shorter of the estimated useful life of fifteen years or the term of the lease.

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

Business Acquisitions

The Company accounts for acquired businesses using the acquisition method of accounting. All assets acquired and liabilities assumed are recorded at their respective fair values at the date of acquisition. The determination of fair value involves estimates and the use of valuation techniques when market value is not readily available. The Company uses various techniques to determine fair value in accordance with accepted valuation models, primarily the income approach. The significant assumptions used in developing fair values include, but are not limited to, EBITDA growth rates, revenue growth rates, the amount and timing of future cash flows, discount rates, useful lives, royalty rates and future tax rates. The excess of purchase price over the fair value of assets and liabilities acquired is recorded as goodwill. Refer to Note 6, "Business Acquisitions," in these consolidated financial statements for a discussion of the Company's recent acquisitions.

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets acquired. The goodwill arising from acquisitions is a result of synergies that are expected to be derived from elimination of duplicative costs and the achievement of economies of scale. The Company assesses goodwill for impairment on an annual basis and between tests if events occur or circumstances exist that would reduce the fair value of a reporting unit below its carrying amount. The Company performs its annual assessment on the first of October each year or more frequently if events or circumstances dictate. Goodwill is evaluated for impairment at the reporting unit level. The Company has identified one reporting unit for the annual goodwill impairment testing. In the current year, we chose to bypass the qualitative assessment and proceed directly to the quantitative assessment. See Note 7, "Goodwill," in these consolidated financial statements for further discussion related to the goodwill impairment assessment.

Intangibles, Net

The Company’s intangibles consist of trade names, brand, non-compete, and customer, payor, and provider relationships. The Company amortizes its intangibles using the straight-line method over the estimated useful lives of the intangible, which ranges from one to twenty years. Intangible assets are reviewed for impairment in conjunction with long-lived assets.

Leases

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Professional and General Liability

As a healthcare provider, the Company is subject to medical malpractice claims and lawsuits. The Company may also be liable, as an employer, for the negligence of healthcare professionals it employs or the healthcare professionals it engages as independent contractors. To mitigate a portion of this risk, the Company maintains medical malpractice insurance, principally on a claims-made basis, with a reputable insurance provider. This policy contains a retroactive feature which covers claims incurred at the sites the Company operates, regardless of whether the claim was filed after the site’s respective policy term. The policy contains various limits and deductibles.

Loss contingencies, including medical malpractice claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable, and an amount or range of loss can be reasonably estimated.

The Company maintains a malpractice insurance policy with a coverage limit of $1.0 million per occurrence and $3.0 million aggregate coverage, with an umbrella policy coverage of $5.0 million. Any amounts over that threshold, or for which the insurance policy will not cover, will be borne by the Company and could materially affect the Company’s future consolidated financial position, results of operations, and cash flows. As of December 31, 2022 and December 31, 2021, the Company has recorded claims liabilities of $0.3 million and $0.3 million, respectively, in other liabilities. Insurance recoverables were immaterial as of December 31, 2022 and December 31, 2021, and are recorded in other assets on the accompanying consolidated balance sheets.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs expensed totaled approximately $28.2 million, $19.4 million and $8.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. Advertising and marketing costs are included in the caption selling, general, and administrative expenses in the accompanying consolidated statements of operations.

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

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

ASC 718, "Compensation—Stock Compensation," requires the measurement of the cost of the employee services received in exchange for an award of equity instruments based on the grant-date fair value or, in certain circumstances, the calculated value of the award. For the restricted stock units ("RSUs"), the fair value is estimated using the Company's closing stock price and for the market condition stock options, the fair value is estimated using a Monte Carlo simulation. The Company recognizes compensation expense associated with equity-based compensation as a component of “Selling, general and administrative expenses” in the accompanying consolidated statements of operations. All equity-based compensation is required to be measured at fair value on the grant date, is expensed over the requisite service, generally over a four-year period for RSUs and over the derived vesting period for market-condition stock options, and forfeitures are accounted for as they occur. Refer to Note 17, "Stock-Based Compensation," in these consolidated financial statements for additional discussion regarding details of the Company’s stock-based compensation plans.

Income Taxes

The acquisition of PCIH was implemented through an Up-C structure. Prior to the closing of the Business Combination, Jaws was reincorporated in the State of Delaware and became a U.S. domestic corporation named Cano Health, Inc. Merger Sub, a wholly owned subsidiary of Jaws, merged with and into PCIH, with PCIH as the surviving company in the merger. As of December 31, 2022, the Seller, the former sole owner and managing member of PCIH, held approximately 54.5% of voting rights in Cano Health, Inc. and 54.5% of economic rights in PCIH, while other investors, including the former stockholders of Jaws and PIPE Investors held approximately 45.5% of economic and voting rights in Cano Health, Inc. and 45.5% of economic and 100.0% of managing rights in PCIH. Subsequent to closing the Business Combination, income attributable to Cano Health, Inc. is taxed under Subchapter C while PCIH will continues to be treated as a partnership for tax purposes.

Prior to the close of the Business Combination, the Company was treated as a partnership for U.S. income tax purposes, whereby earnings and losses were included in the tax return of its members and taxed depending on the members’ tax situation. While the overall entity was previously treated as a partnership, the Company established in 2019 a subsidiary group that was taxed under Subchapter C with immaterial operations in 2019. The operations of the subsidiary group are conducted through a legal entity domiciled in Puerto Rico. The subsidiary group is subject to Puerto Rico and U.S. Federal taxes and Florida State taxes. Refer to Note 19, “Income Taxes,” in these consolidated financial statements for further details.

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

Recent Accounting Pronouncements

Adoption of New Accounting Standards

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The guidance provides optional expedients and exceptions related to certain contract modifications and hedging relationships that reference the London Interbank Offered Rate ("LIBOR") or another rate that is expected to be discontinued. The guidance was effective upon issuance and generally can be applied to applicable contract modifications and hedge relationships prospectively through December 31, 2024. The Company elected to use the practical expedients within the standard when accounting for a portion of the amendment to the term loan. The adoption did not materially impact net loss.

3.    REVENUE AND ACCOUNTS RECEIVABLE

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s revenue streams for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Years Ended December 31,
	2022		2021		2020
(in thousands)	Revenue $	Revenue %	Revenue $	Revenue %	Revenue $	Revenue %
Capitated revenue
Medicare	$2,392,445	87.4%	$1,334,308	82.9%	$672,588	80.9%
Other capitated revenue	214,471	7.8%	194,812	12.1%	123,785	14.9%
Total capitated revenue	2,606,916	95.2%	1,529,120	95.0%	796,373	95.8%
Fee-for-service and other revenue
Fee-for-service	43,171	1.6%	25,383	1.6%	9,504	1.1%
Pharmacy	50,096	1.8%	36,306	2.3%	23,079	2.8%
Other	38,733	1.4%	18,560	1.1%	2,620	0.3%
Total fee-for-service and other revenue	132,000	4.8%	80,249	5.0%	35,203	4.2%
Total revenue	$2,738,916	100.0%	$1,609,369	100.0%	$831,576	100.0%

Accounts Receivable

The Company's accounts receivable balances are summarized for the periods indicated below. The Company’s accounts receivable are presented net of the unpaid service provider costs. A right of offset exists when all of the following conditions are met: 1) each of the two parties owed the other determinable amounts; 2) the reporting party has the right to offset the amount owed with the amount owed to the other party; 3) the reporting party intends to offset; and 4) the right of offset is enforceable by law. The Company believes all of the aforementioned conditions existed as of December 31, 2022 and December 31, 2021.

	As of
(in thousands)	December 31, 2022	December 31, 2021
Accounts receivable	$388,122	$227,889
Medicare risk adjustment	49,586	21,072
Unpaid service provider costs	(203,892)	(115,528)
Accounts receivable, net	$233,816	$133,433

Concentration of Risk

Contracts with three of the payors accounted for the following amounts:

	Years Ended December 31,
	2022	2021	2020
Revenues	63.7%	59.9%	69.9%

	As of
	December 31, 2022	December 31, 2021
Accounts receivable	56.3%	43.3%

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Payors that represented greater than 10% of our total revenue included three payors that represented approximately 63.7% for the year ended December 31, 2022 and two payors that represented approximately 53.6% and 59.3% for the years ended December 31, 2021 and 2020, respectively.

4.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following as of December 31, 2022 and December 31, 2021:

(in thousands)	December 31, 2022	December 31, 2021
Third party receivables	$60,400	$—
Other	19,203	20,632
Prepaid expenses and other current assets	$79,603	$20,632

Third party receivables represent amounts due from MSP Recovery Inc. ("MSP") totaling $60.4 million. Included in other is $1.6 million of unregistered MSP Class A Common Stock owned by the Company as of December 31, 2022. MSP provides healthcare claims reimbursement recovery services using data analytics to identify and recover improper payments made by Medicare, Medicaid and commercial health insurers (each a “Health Plan”), and charged to the company under risk agreements, when the Health Plan is not the primary payor under the Medicare Secondary Payer Act and other state and federal laws. MSP employs a team of data scientists and medical professionals who analyze historical medical claims data to identify recoverable opportunities, which MSP then aggregates and pursues. The Company has irrevocably assigned certain past claims data to MSP, which will be paid by either cash or equity at MSP's option. The $60.4 million in receivables is payable on the earlier of one business day before the filing of MSP's Annual Report on Form 10-K for the year ended December 31, 2022, or April 30, 2023. As of December 31, 2021, $10.0 million of MSP receivables were non-current and included in other assets in the consolidated balance sheet.

The Company may also receive and recognize a percentage of claims recovered by MSP in excess of certain thresholds. These variable payments are recognized at the time of settlement. No such payment has been received to date.

5.    UNPAID SERVICE PROVIDER COSTS

Activity in unpaid service provider costs for the years ended December 31, 2022 and 2021 is summarized below:

(in thousands)	2022	2021
Balance as of January 1,	$230,368	$79,013

Incurred related to:
Current year	1,868,288	861,226
Prior years	3,894	5,494
	1,872,182	866,720
Paid related to:
Current year	1,563,790	635,928
Prior years	220,206	79,437
	1,783,996	715,365
Balance as of December 31,	$318,554	$230,368

The foregoing reconciliation reflects an increase in our estimate during the year ended December 31, 2022 of $3.9 million and an increase in our estimate during the year ended December 31, 2021 of $5.5 million driven by higher than expected utilization. $114.7 million and $13.6 million of the liabilities for unpaid service provider costs were included in other current liabilities in the consolidated balance sheet as they were in a net deficit position as of December 31, 2022 and December 31, 2021, respectively. In the current year, the Company adjusted the presentation of this table to disclose the entire

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

liability for unpaid service provider costs as compared to the prior year presentation, where only the incurred but not reported portion of the liability was presented. Management considers the updated presentation to be more meaningful to users of the financial statements. The Company also updated the 2021 column to be comparative with the 2022 presentation.

The Company maintains a provider excess loss insurance policy to protect against claim expenses exceeding certain levels that are incurred by the Company on behalf of members and uses MSP for claims recovery as described in more detail in Note 4 above. As of both December 31, 2022 and December 31, 2021, the Company’s excess loss insurance deductible was $0.1 million and maximum coverage was $2.0 million per member per calendar year. The Company recorded excess loss insurance premiums of $14.1 million for the year ended December 31, 2022 and reimbursement of $41.4 million for the year ended December 31, 2022. The Company recorded excess loss insurance premiums of $7.3 million for the year ended December 31, 2021, respectively, and reimbursements of $18.8 million for the year ended December 31, 2021, respectively. The Company recorded these amounts on a net basis in the caption third-party medical costs in the accompanying audited consolidated statements of operations.

6.    BUSINESS ACQUISITIONS

During the year ended December 31, 2022, the Company completed 10 asset acquisitions for a total purchase price of $76.1 million. The consideration included $5.8 million in cash, $5.9 million in deferred cash, $39.3 million in Class A common stock and $29.3 million in deferred Class A common stock. These amounts were offset by $4.1 million in net contingent assets. Further, in the year ended December 31, 2022 the Company paid a deferred acquisition payment in Class A common stock for $15.8 million related to a prior year acquisition and issued Class A common stock as acquisition bonuses for $2.9 million. For an acquisition made in August 2022 the Company recorded a measurement period adjustment to goodwill for consideration transferred for $1.7 million. The acquisitions were each accounted for as business combinations. The Company does not consider these acquisitions to be material, individually or in aggregate, to the Company’s audited consolidated financial statements. The purchase price allocations substantially resulted in $33.7 million of goodwill and $39.8 million of acquired identifiable intangible assets related to brand names, non-compete agreements, payor relationships and provider relationships valued using the income method. Acquisition-related costs were not material and were expensed as incurred in the audited consolidated statements of operations.

In the prior year, the Company completed various acquisitions for a total purchase price of $1.1 billion. The most significant of these acquisitions were University and Doctor’s Medical Center, LLC and Affiliates for $607.9 million and $300.7 million, respectively.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

University Health Care and its affiliates

On June 11, 2021, the Company acquired University. The purchase price totaled $607.9 million, of which $538.3 million was paid in cash, $9.6 million in contingent consideration from forfeited acquisition add-ons based on terms negotiated by University prior to closing, and $60.0 million in 4,055,698 shares of the Company’s Class A common stock. University sellers entered into non-compete agreements with the Company. The Company recorded non-compete intangible assets totaling $45.2 million with a weighted-average amortization period of five years.

The purchase price has been allocated to accounts receivable, net of unpaid service provider costs, inventory, property and equipment, payor relationships, net, non-compete intangibles, other acquired intangibles, other assets, goodwill, and accounts payable and accrued expenses. The portion of the purchase price that is allocated to the non-compete is not considered part of the consideration transferred to acquire the business and is accounted for separately. In the accompanying consolidated balance sheet as of December 31, 2021, a $3.2 million adjustment to goodwill and cash consideration has been made to correct an immaterial error in the final purchase price allocation.

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

7.    GOODWILL

Changes in the net carrying amount of goodwill were as follows:

(in thousands)
Goodwill as of December 31, 2021	$769,667
Business combinations	33,708
Impairment	(323,000)
Goodwill as of December 31, 2022	$480,375

We performed our annual goodwill impairment test on the Company, as one reporting unit, as of October 1, 2022 and chose to bypass the qualitative assessment and proceeded directly to the quantitative assessment. With the assistance of a third-party specialist, management performed the quantitative assessment of the fair value of the Company using the Market Approach and the Income Approach. We applied an equal weighting to the value conclusions resulting from the two employed approaches, because there was sufficient information to estimate the fair value of the Company under both methods. It was determined that the fair value of the Company exceeded the carrying value and that no impairment was necessary.

Subsequent to the October 1 annual goodwill impairment test, the Company determined there were triggering events for a goodwill impairment test due to a decline in the Company's stock price through December 31, 2022 and a downgrade to the Company’s credit ratings. As a result, the Company performed an additional quantitative assessment related to these triggering events as of December 31, 2022. With the assistance of a third-party specialist, management performed the quantitative assessment of the fair value of the Company using the Market Approach and the Income Approach. The quantitative test determined that the Company's estimated fair value was less than its carrying value as of December 31, 2022. Therefore, the Company recorded a $323.0 million reduction in its goodwill, which has been reflected as an impairment loss in goodwill impairment loss in the accompanying statements of operations for the year ended December 31, 2022.

8.    PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment, net and the related useful lives as of December 31, 2022 and December 31, 2021 (in thousands):

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets Classification	Useful Life	2022	2021
Leasehold improvements	Lesser of lease term or 15 years	$86,954	$46,283
Medical equipment	3-12 years	15,848	16,133
Vehicles	1-5 years	11,406	7,403
Computer equipment	3-5 years	15,073	7,068
Furniture and fixtures	3-7 years	9,046	4,039
Construction in progress		32,080	24,817
Total		170,407	105,743
Less: Accumulated depreciation and amortization		(39,082)	(20,482)
Property and equipment, net		$131,325	$85,261

Depreciation expense was $17.0 million, $10.9 million and $6.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The Company records construction in progress related to vehicles, computer equipment, medical equipment, furniture, and fixtures that have been acquired but have not yet been placed in service as of the reporting date, as well as leasehold improvements currently in progress.

9.    PAYOR RELATIONSHIPS AND OTHER INTANGIBLES, NET

As of December 31, 2022, the Company’s total intangibles, net consisted of the following:

(in thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles:
Trade names	9.0 years	$1,409	$(945)	$464
Brand names	16.1 years	183,878	(29,169)	154,709
Non-compete agreements	4.8 years	85,476	(28,341)	57,135
Customer relationships	18.2 years	880	(233)	647
Payor relationships	20.0 years	631,214	(63,510)	567,704
Provider relationships	4.3 years	19,842	(6,738)	13,104
Total intangibles, net		$922,699	$(128,936)	$793,763

As of December 31, 2021, the Company’s total intangibles, net consisted of the following:

(in thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles:
Trade names	9.0 years	$1,409	$(787)	$622
Brand names	19.3 years	183,238	(9,037)	174,201
Non-compete agreements	4.9 years	75,794	(12,110)	63,684
Customer relationships	18.2 years	880	(184)	696
Payor relationships	20.0 years	609,362	(32,714)	576,648
Provider relationships	5.1 years	12,242	(2,472)	9,770
Total intangibles, net		$882,925	$(57,304)	$825,621

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded amortization expense of $71.6 million, $38.5 million and $11.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Expected amortization expense for the Company’s existing amortizable intangibles for the next five years, and thereafter, as of December 31, 2022 is as follows:

Amount (in thousands)
2023	$83,182
2024	60,348
2025	57,228
2026	47,028
2027	40,243
Thereafter	505,734
Total	$793,763

We periodically assess our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Changes or consolidation of the use of any of our brand names could result in a reduction in their remaining estimated economic lives, which could lead to increased amortization expense.

During the year ended December 31, 2022, the Company decided to rebrand the University primary care facilities which resulted in the useful life of the brand intangibles decreasing from 20 years to 2.5 years, and an acceleration of amortization expense. This change resulted in additional amortization expense of $8.0 million for the year ended December 31, 2022.

10.    LEASES

The Company leases offices, operating medical centers, vehicles and medical equipment. Leases consist of finance and operating leases, and have a remaining lease term of 1 year to 15 years. The Company elected the practical expedient, which allows the Company to exclude leases with a lease term less than 12 months from being recorded on the balance sheet. We adopted the practical expedient related to the combining of lease and non-lease components, which allows us to account for the lease and non-lease components as a single lease component.

The following table presents ROU assets and lease liabilities as of December 31, 2022 and 2021 (in thousands):

	2022	2021
ROU assets
Operating leases	$177,892	$132,173
Finance leases	5,475	3,854
	$183,367	$136,027
Lease liabilities
Operating leases	$190,415	$138,211
Finance leases	5,050	3,476
	$195,465	$141,687

ROU assets from finance leases are included in property and equipment, net, in the accompanying consolidated balance sheets.

The components of lease expense for the years ended December 31, 2022 and 2021 (in thousands) were as follows:

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2022	2021
Operating lease cost	$33,213	$19,732
Short-term lease cost	818	1,167
Variable lease cost	8,347	4,954
Finance lease cost
Amortization of right-of-use assets	$2,020	$1,253
Interest on lease liabilities	290	221
Total finance lease cost	$2,310	$1,474

Sublease income was immaterial for the years ended December 31, 2022 and 2021.

Additional information related to operating and finance leases for the years ended December 31, 2022 and 2021 (in thousands) were as follows:

	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$290	221
Operating cash flows from operating leases	27,186	16,278
Financing cash flows from finance leases	1,989	1,378
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$68,340	98,742
Finance leases	3,642	2,461

The weighted average remaining lease term (in years) and weighted average discount rate were as follows:

	2022	2021
Weighted average remaining lease term - Finance	3.2 years	3.1 years
Weighted average remaining lease term - Operating	7.8 years	7.9 years
Weighted average discount rate - Finance	6.60%	6.91%
Weighted average discount rate - Operating	6.66%	5.92%

Future minimum lease payments under operating and finance leases as of December 31, 2022 were as follows (in thousands):

Years ended December 31,	Operating	Finance	Total
2023	$35,898	$1,958	$37,856
2024	34,354	1,671	36,025
2025	31,300	1,245	32,545
2026	28,528	652	29,180
2027	26,024	84	26,108
Thereafter	92,686	—	92,686
Total minimum lease payments	248,790	5,610	254,400
Less: amount representing interest	(58,375)	(560)	(58,935)
Lease liabilities	$190,415	$5,050	$195,465

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following as of December 31, 2022 and December 31, 2021:

(in thousands)	December 31, 2022	December 31, 2021
Service fund liability[2]	$16,652	$11,451
Acquired provider payments liability	—	10,255
Employee Stock Purchase Plan withholding liability	1,269	10,494
Other	6,570	4,464
Other current liabilities	$24,491	$36,664

2 The balance reflected in service fund liability related to service funds in a deficit position and reflects the net amount of IBNR and accounts receivable. The IBNR and accounts receivable reclassified to other current liabilities was $114.7 million and $98.0 million as of December 31, 2022, and $13.6 million and $2.1 million as of December 31, 2021.

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    CONTRACT LIABILITIES

As further explained in Note 16, “Related Party Transactions,” in these consolidated financial statements, the Company entered into certain agreements with Humana, Inc. ("Humana") under which the Company receives administrative payments in exchange for providing care coordination services at certain clinics licensed to the Company over the term of such agreements. The Company’s contract liabilities balance related to these payments from Humana was $6.5 million and $6.1 million as of December 31, 2022 and December 31, 2021, respectively. The short-term portion was recorded in other current liabilities and the long-term portion was recorded in other liabilities. The Company recognized $2.6 million and $1.5 million in revenue from contract liabilities recorded during the years ended December 31, 2022 and 2021, respectively.

A summary of significant changes in the contract liabilities balance during the period is as follows:

(in thousands)	Deferred revenue
Balance at December 31, 2020	$5,265
Increases due to amounts collected	2,300
Revenues recognized from current period increases	(1,506)
Balance at December 31, 2021	$6,059
Increases due to amounts collected	3,000
Revenues recognized from current period increases	(2,598)
Balance at December 31, 2022	$6,461

Of the December 31, 2022 contract liabilities balance, the Company expects to recognize the following amounts as revenue in the succeeding years:

Years ended December 31,	Amount (in thousands)
2023	$2,699
2024	2,514
2025	1,183
2026	65
2027	—
Total	$6,461

13.    DEBT

The Company’s notes payable were as follows as of December 31, 2022 and December 31, 2021:

(in thousands)	2022	2021
Term loan and revolving line of credit	$721,988	$644,432
Senior Notes	300,000	300,000
Less: Current portion of notes payable	(6,444)	(6,493)
	1,015,544	937,939
Less: Debt issuance costs	(17,738)	(22,673)
Notes payable, net of current portion and debt issuance costs	$997,806	$915,266

Credit Suisse Credit Agreement

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the Credit Suisse Credit Agreement the Company has a senior secured term loan and a revolving credit facility. Obligations under the Credit Suisse Credit Agreement are secured by substantially all of the Company’s assets. The Credit Suisse Credit Agreement contains a financial maintenance covenant (which is for the benefit of the lenders under the revolving line of credit only), requiring the Company to not exceed a total first lien secured net debt to Consolidated Adjusted EBITDA (as defined therein) ratio, which is tested quarterly only if the Company has exceeded a certain amount drawn under its revolving line of credit. As of December 31, 2022, the Company was in compliance with the financial maintenance covenant.

The term loan under the Credit Suisse Credit Agreement is subject to principal amortization repayments due on the last business day of each calendar quarter equal to 0.25% of the initial principal amount, as applicable, based on the funding dates. Amortization payments commenced on March 31, 2021. The outstanding amount of unpaid principal and interest associated with the term loan is due on the maturity date of November 23, 2027. Prior to the maturity date, the Company may elect to prepay, in whole or in part at any time without premium or penalty, other than in connection with certain repricing transactions and customary breakage costs.

As of December 31, 2022, the Company has drawn $84.0 million, net of payments, on our revolving line of credit and has an available balance of $36.0 million. As of December 31, 2022 and December 31, 2021, two health plans required the Company to maintain restricted letters of credit for an aggregate amount of $7.2 million and $3.5 million, respectively. Also, as of December 31, 2022 the Company has $4.4 million of cash held as collateral related to the DCE business. The letters of credit and the collateral are both presented within cash, cash equivalents and restricted cash.

On January 14, 2022, the Company entered into an amendment to the Credit Suisse Credit Agreement, pursuant to which the outstanding principal amount of term loans was replaced with an equivalent amount of new term loans having substantially similar terms, except with a lower interest rate margin applicable to the new term loan. The amendment of the Credit Suisse Credit Agreement implemented a forward-looking term rate based on the secured overnight financing rate (“SOFR”) as the replacement of LIBOR as the benchmark interest rate for borrowings under the term loan and revolving line of credit, and certain other provisions. The new interest rate applicable to the term loan and borrowing under the revolving line of credit was revised to 4.00% plus the greater of SOFR and the applicable credit spread adjustment or 0.50%; provided that if the Company achieves a public corporate rating from S&P of at least "B" and a public rating from Moody's of at least "B2", then for as long as such ratings remain in effect, a margin of 3.75% shall be applicable. The Company has not reached the applicable ratings. The amendment represented a partial extinguishment and resulted in a write-off of deferred issuance costs of $1.4 million which was recorded as a loss on extinguishment of debt for the years ended December 31, 2022. During the year ended December 31, 2022, the SOFR exceeded the credit spread adjustment of 0.50% resulting in monthly variable interest rates for the quarter. As of December 31, 2022, the effective interest rate of the term loan was 8.90%.

Senior Notes

On September 30, 2021, the Company issued senior unsecured notes for a principal amount of $300.0 million (the "Senior Notes") in a private offering. The Senior Notes bear interest at 6.25% per annum, payable semi-annually on April 1st and October 1st of each year, which interest commenced on April 1, 2022. As of December 31, 2022, the effective interest rate of the Senior Notes was 6.66%. Principal on the Senior Notes is due in full on October 1, 2028. The Senior Notes are not subject to any amortization payments.

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

2023 Term Loan Agreement

On February 24, 2023 (the “2023 Term Loan Closing Date”), the Company, through its subsidiaries, Cano Health, LLC (the “Borrower”) and Primary Care (ITC) Intermediate Holdings, LLC (“Holdings”), entered into a Credit Agreement (the “Side-Car Credit Agreement”) with certain lenders and JP Morgan Chase Bank, N.A., as administrative agent (the “2023 Term Loan

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Administrative Agent”), pursuant to which the lenders provided a senior secured term loan (the “2023 Term Loan”) to the Borrower in the aggregate principal amount of $150 million, the full amount of which was funded on the closing of the facility.

Pursuant to the Side-Car Credit Agreement, the 2023 Term Loan bears interest at a rate equal to, (i) on or prior to the date that is the second anniversary of the closing date, 14.00% per annum, payable quarterly either (at the Company’s election) in cash or in kind by adding such amount to the principal balance of the term loan and (ii) thereafter, 13.00% per annum, payable quarterly in cash. The 2023 Term Loan will mature on November 23, 2027 (the “Maturity Date”), the same maturity date as the existing term loan under the Company’s Credit Suisse Credit Agreement. The 2023 Term Loan will not amortize.

The Company will use the proceeds from the 2023 Term Loan to pay the transaction fees and expenses incurred in connection with entering into such loan, with the balance being available for the Company’s working capital needs and other general corporate purposes, including the repayment of amounts outstanding under its existing revolving credit facility under the Credit Suisse Credit Agreement, which may be re-borrowed. The Company preliminarily estimates that it incurred approximately $9 million of new debt issuance costs in connection with closing the 2023 Term Loan. The Company realized net proceeds of approximately $141 million from the 2023 Term Loan, net of preliminary estimated transaction fees and costs.

Prior to the Maturity Date, the Company may elect to prepay the 2023 Term Loan, in whole or in part, subject to the applicable prepayment premium. If the Borrower voluntarily prepays the 2023 Term Loan, or if the 2023 Term Loan is accelerated, including in connection with a bankruptcy or insolvency proceeding, then the 2023 Term Loan will be subject to an applicable prepayment premium. If the prepayment, repayment or acceleration occurs during the period from and after the Closing Date up to (but not including) the date that is the 18-month anniversary of the initial funding date, the prepayment premium shall be an amount equal to: (i) the aggregate amount of interest which would otherwise have been payable on the principal amount of the 2023 Term Loan prepaid, repaid or accelerated from the date of the occurrence of the trigger event until the date that is the 18-month anniversary of the initial funding date, discounted at the then-applicable treasury rate plus 0.50%, plus (ii) an amount equal to the premium that would otherwise be payable as if such prepayment, repayment or acceleration had occurred on the day after the 18-month anniversary of the initial funding date (the “Make-Whole Amount”). If the prepayment, repayment or acceleration occurs during the period from and after the 18-month anniversary of the initial funding date up to (but not including) the date that is the 30-month anniversary of the initial funding date, the prepayment premium shall be an amount equal to 3.00% of the principal amount of the 2023 Term Loan prepaid, repaid or accelerated on such date in cash. If the prepayment, repayment or acceleration occurs during the period from and after the 30-month anniversary of the initial funding date up to (but not including) the date that is the 42-month anniversary of the initial funding date, the prepayment premium shall be an amount equal to 2.00% of the principal amount of the 2023 Term Loan prepaid, repaid or accelerated on such date in cash. There is no prepayment premium from and after the 42-month anniversary of the initial funding date. In addition, the 2023 Term Loan must be prepaid with the net cash proceeds of any material asset sale (subject to reinvestment rights) or casualty or condemnation event or any incurrence of debt not permitted by the Side-Car Credit Agreement. The Side-Car Credit Agreement also provides for annual excess cash flow mandatory prepayments. The mandatory prepayments under the Side-Car Credit Agreement are substantially consistent with the Credit Suisse Credit Agreement. Mandatory prepayments of the 2023 Term Loan and the term loans under the Credit Suisse Credit Agreement must be offered pro rata to the lenders thereof.

The Side-Car Credit Agreement contains certain representations and warranties, events of default and covenants, which are qualified by certain exceptions and baskets, that are customary for a transaction of this type, including, among other things, covenants that restrict the ability of the Borrower and its subsidiaries to incur certain additional indebtedness, create or prevent certain liens on assets, engage in certain mergers or consolidations, engage in asset dispositions, declare or pay dividends and make equity redemptions or restrict the ability of its subsidiaries to do so, make loans and investments, enter into transactions with affiliates, or make voluntary payments, amendments or modifications to subordinated or junior indebtedness. The Side-Car Credit Agreement contains a financial covenant, requiring the Borrower to maintain a First Lien Net Leverage Ratio (i.e., total first lien senior secured net debt to Consolidated Adjusted EBITDA) not to exceed 5.80:1.00 on the last day of any four consecutive fiscal quarter period, with the first testing date on March 31, 2023. The financial covenant under the Side-Car Credit Agreement is substantially consistent with the covenant under the Credit Suisse Credit Agreement with respect to the revolving credit facility, except that under the Side-Car Credit Agreement, the financial covenant will be tested quarterly.

The 2023 Term Loan is guaranteed, jointly and severally by Holdings and each domestic wholly-owned material subsidiary of the Borrower’s current and future direct and indirect domestic wholly-owned material subsidiaries, with certain exceptions in accordance with the terms of the Side-Car Credit Agreement. The 2023 Term Loan is secured on a first lien basis

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
by substantially all the assets of the Borrower and the guarantors. The obligations under the Side-Car Credit Agreement and the Credit Suisse Credit Agreement are secured by the same collateral on a ratable basis.

In connection with and as consideration for entering into the Side-Car Credit Agreement, on February 24, 2023, the Company granted the lenders warrants to purchase, in the aggregate, up to 29.5 million shares of the Company’s Class A common stock at an exercise price of $0.01 per share, of which 21.6 million were exercised on March 8, 2023.

The Company paid customary fees and expenses to the 2023 Term Loan Administrative Agent and the lenders in connection with the Side-Car Credit Agreement.

Future Principal Payments on Term Loans and Senior Notes

The following table sets forth the Company’s future principal payments as of December 31, 2022, assuming mandatory prepayment does not occur:

(in thousands)
Year ending December 31,	Amount
2023	$6,444
2024	6,444
2025	6,444
2026	6,444
2027	696,212
Thereafter	300,000
Total	$1,021,988

As of December 31, 2022 and December 31, 2021, the balance of debt issuance costs totaled $18.4 million and $23.3 million, respectively, and are being amortized into interest expense over the life of the loan using the effective interest method. Of the balance as of December 31, 2022, $17.7 million was related to the term loan under the Credit Suisse Credit Agreement and the Senior Notes reflected as a direct reduction to the long-term debt balances, while the remaining $0.7 million was related to the revolving line of credit, and reflected in prepaid expenses and other current assets.

The Company recognized interest expense of $62.5 million, $51.3 million and $34.0 million for the years ended December 31, 2022, 2021 and 2020, respectively, of which $3.8 million, $4.9 million and $6.7 million for the years ended December 31, 2022, 2021 and 2020, respectively, were related to the amortization of debt issuance costs.

14.    FAIR VALUE MEASUREMENTS

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

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

•Level 3    Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The carrying amounts of financial instruments including cash, accounts receivable, accounts payable, accrued liabilities, due to sellers, short-term borrowings and equity investments approximate fair value due to the short maturities of such instruments. The fair value of the Company’s debt using Level 2 inputs was approximately $745.9 million and $945.0 million as of December 31, 2022 and December 31, 2021, respectively.

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

On August 11, 2021, the Company issued 2,720,966 shares of Class A common stock (the “escrowed shares”) to the escrow agent, on behalf of the seller, as part of the consideration in connection with an acquisition. The amount of shares was based on a $30.0 million purchase price divided by the average share price of the Company during the twenty consecutive trading days preceding the closing date of the transaction. The shares were deposited in escrow and will be released to the seller upon the satisfaction of certain performance metrics in 2022 and 2023. The final number of escrowed shares will be calculated by multiplying the initial share amount by an earned share percentage ranging from 0% to 100% in accordance with the purchase agreement and subtracting any forfeited indemnity shares. The fair value of this contingent consideration is determined using a Monte-Carlo simulation model. These inputs are used to calculate the pay-off amount per the agreement which is then discounted to present value using the risk-free rate and the Company’s cost of debt. As of December, 31, 2022 the seller has met the 2022 performance metrics to earn a 100% payout.

On August 5, 2022, the Company entered into a purchase agreement in connection with an acquisition. The transaction was financed, in part, through the issuance of Class A shares and various contingent consideration arrangements valued using different valuation models. Pursuant to the purchase agreement, the seller could exercise its put right and sell the shares to the Company at a set price by delivering written notice of such exercise to the Company by November 3, 2022 if the Company’s fair value of the Class A common stock as of the trading day immediately preceding the exercise date is less than the put price per share. Conversely, the Company could exercise its call right and buy the shares that were issued to the seller at a set price by delivering written notice of such exercise to the seller at any time if the Company’s Class A common stock is more than the call price per share. The put and call options described above were valued using the Black-Scholes model. Further, the purchase price is based on the future performance of the assets acquired in the acquisition which are valued using Monte-Carlo simulations.

On November 3, 2022, the Company entered into an agreement that, along with other provisions, cancelled these put and call rights and the balances related to the put and call were removed from the balance sheet.

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

There was a decrease of $5.0 million in the fair value of the contingent consideration liability during the year ended December 31, 2022 which was recorded in change in fair value of contingent consideration in the consolidated statement of operations. This decrease was comprised of a gain of $9.0 million related to an amount owed for an acquisition that will be paid

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in Class A common stock where the decrease in the liability and corresponding gain was a result of our stock price decreasing during the years ended December 31, 2022. Additionally, a gain of $2.9 million was recorded, as described above, related to derecognizing University's contingent consideration from the balance sheet as of December 31, 2022. These gains were offset by a net loss of $6.9 million that was recorded related to the acquisition which was completed on August 5, 2022, as described above, resulting from a change in the fair value of the put and call options, subsequent write-off of the put and call, and future performance of the assets acquired in the acquisitions.

Due to sellers: On August 11, 2021, the Company entered into an asset acquisition agreement that called for a payment of Class A common stock contingent on one of several metrics being met. As of December 31, 2022, the seller had met one criteria eliminating the contingency. As of December 31, 2022, the liability was reclassified to current portions due to sellers on the consolidated balance sheet at a fair value of $26.3 million. The liability will continue to be fair valued until paid as it will be settled in a variable amount of Class A common stock.

On December 9, 2022, the Company entered into an asset acquisition agreement that called for future payments of Class A common stock. As of December 31, 2022, $15.0 million of the liability was classified as current portions due to sellers and $15.6 million was classified as due to sellers, net of current portion in the consolidated balance. The liability will continue to be fair valued until paid as it will be settled in a variable amount of Class A common stock.

Warrant Liabilities: As of June 3, 2021, the Closing Date of the Business Combination, and as of December 31, 2022, there were 23.0 million public warrants ("Public Warrants") and 10.5 million private placement warrants ("Private Placement Warrants") outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815, "Derivatives and Hedges", under which the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Public Warrants and the Private Placement Warrants as liabilities and adjusts them to fair value at each reporting period. This liability is subject to remeasurement at each balance sheet date until exercised, and any changes in fair value of warrant liabilities is recognized in the Company’s consolidated statements of operations. The Company’s valuation of the warrant liabilities utilize a binomial lattice in a risk-neutral framework (a special case of the Income Approach). The fair value of the Public Warrants and Private Placement Warrants utilized Level 1 and 3 inputs, respectively. The Private Placement Warrants are based on significant inputs not observable in the market as of December 31, 2022 and December 31, 2021.

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

The following table provides quantitative information regarding the Level 3 inputs used for the fair value measurements of the warrant liabilities:

	As of
Unobservable Input	December 31, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$1.37	$8.91
Term (years)	3.4	4.4
Risk free interest rate	4.1%	1.2%
Dividend yield	None	None
Public warrant price	$0.22	$2.39

The following table sets forth by level, within the fair value hierarchy, the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2022:

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities measured at fair value on a recurring basis:
Contingent consideration liability	$2,800	$—	$—	$2,800
Due to sellers liabilities	56,940	56,940	—	—
Public Warrant Liabilities	5,060	5,060	—	—
Private Placement Warrant Liabilities	2,313	—	—	2,313
Total liabilities measured at fair value	$67,113	$62,000	$—	$5,113

There was a decrease of $49.9 million in the fair value of the Public Warrant Liabilities during the year ended December 31, 2022, and a decrease of $22.9 million in the fair value of the Private Placement Warrant Liabilities during the year ended December 31, 2022. The change in fair value of the warrant liabilities is reflected in our consolidated statements of operations under the caption change in fair value of warrant liabilities.

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

The following table includes a roll forward of the amounts for the years ended December 31, 2022 and 2021 and for liabilities measured at fair value:

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements for the Years Ended December 31,
	2022	2021	2020
Original Balance as of January 1,	$118,567	$5,172	$23,429
Embedded derivative recognized under Term Loan 2	—	—	51,328
Change in fair value of embedded derivative	—	—	12,764
Embedded derivative derecognized due to extinguishment of Term Loan 2	—	—	(64,092)
Change in fair value of contingent consideration	(5,025)	(11,680)	65
Contingent consideration recognized due to acquisitions	(4,100)	47,900	2,695
Warrants acquired in the Business Combination	—	163,058	—
Change in fair value of warrants	(72,772)	(82,914)	—
Contingent consideration write off	(197)	—	—
Contingent consideration reclassified to due to seller	(26,300)	(756)	(16,059)
Due to sellers recognized at fair value	56,940	—	—
Contingent consideration settled through equity	—	—	(1,958)
Contingent consideration payments	—	(2,213)	(3,000)
Closing Balance as of December 31,	$67,113	$118,567	$5,172

15.     VARIABLE INTEREST ENTITIES

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

The table below illustrates the aggregated VIE assets and liabilities and performance for the Physicians Groups:

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	December 31, 2022	December 31, 2021
Total Assets[3]	$16,247	$3,147
Total Liabilities[1]	$19,445	$29,078

	Years Ended December 31,
(in thousands)	2022	2021	2020
Total revenue	$71,951	$24,145	$227
Operating expenses:
Third-party medical costs	39,246	13,133	—
Direct patient expense	30,284	9,493	3,109
Selling, general and administrative expenses[4]	2,122	2,000	—
Depreciation and amortization expense[5]	—	—	—
Total operating expenses	71,652	24,626	3,109
Net loss	$299	$(481)	$(2,882)

There are no restrictions on the Physicians Groups' assets or on the settlement of their liabilities. The assets of the Physicians Groups can be used to settle the Company's obligations. The Physicians Groups are included in the Company’s creditor group; thus, the Company's creditors have recourse to the assets owned by the Physicians Groups. There are no liabilities for which creditors of the Physicians Groups do not have recourse to the general credit of the Company. There are no restrictions placed on the retained earnings or net income of the Physicians Groups with respect to potential future distributions.

3 Amounts exclude specific assets and liabilities from the Company used to support the operations of the VIE's which were approximately $99.2 million and $77.3 million in Total Assets and $156.8 million and $30.9 million in Total Liabilities as of December 31, 2022 and December 31, 2021, respectively.

4 Amounts exclude selling, general and administrative expenses from the Company spent to support the operations of the VIE's which were approximately $32.1 million, $21.9 million and $1.0 million for the year ended December 31, 2022, 2021 and 2020, respectively.

5 Amounts exclude depreciation and administration expenses incurred by the Company to support the operations of the VIE's which were approximately $1.1 million, $1.4 million and $0.2 million for the year ended December 31, 2022, 2021, and 2020, respectively.

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    RELATED PARTY TRANSACTIONS

MedCloud Depot, LLC Relationship

On August 1, 2022, the Company appointed Bob Camerlinck as Chief Operating Officer ("COO"). The COO owns 20% of MedCloud Depot, LLC ("MedCloud"), a Florida-based software development firm that specializes in health information technology and data warehousing. The Company has a license agreement with MedCloud pursuant to which MedCloud has granted the Company a non-exclusive, non-transferable license to use their software. The Company recorded payments which amounted to $2.6 million, $1.5 million and $0.5 million for years ended December 31, 2022, 2021 and 2020, respectively, which were recorded within the caption selling, general and administrative expenses. The Company owed MedCloud $0.3 million as of December 31, 2022.

Dental Excellence and Onsite Dental Relationships

On April 14, 2022, CD Support, LLC ("Onsite Dental") acquired Dental Excellence Partners, LLC ("DEP"), a company who at the time of the acquisition was owned by the spouse of Marlow Hernandez, the Company's Chief Executive Officer ("CEO"), and entered into a dental services agreement with the Company. The CEO's spouse became a minority shareholder of Onsite Dental upon closing of the acquisition and remains a member of their Board of Directors and the CEO's brother is employed as a dentist at DEP.

The Company has various sublease agreements with Onsite Dental. The Company recognized sublease income of approximately $0.7 million, $0.4 million and $1.0 million, during the years ended December 31, 2022, 2021 and 2020, respectively, which was recorded within the caption "Other Income (Expense)" in the accompanying audited consolidated statements of operations. As of December 31, 2022, an immaterial amount was due to the Company in relation to these agreements and recorded in the caption accounts receivable.

On October 9, 2020, the Company entered into a dental services agreement with DEP pursuant to which DEP agreed to provide dental services for managed care members of the Company. The Company recognized expenses of approximately $1.5 million, $4.6 million and $2.4 million during the years ended December 31, 2022, 2021 and 2020, respectively, which was recorded within the caption "Direct Patient Expense". As of December 31, 2022, no balance was due to DEP. Subsequent to Onsite Dental acquiring DEP, the Company entered into a new dental services administration agreement with Onsite Dental to provide dental services for the Company's managed care members. The Company recognized expenses in the amount of approximately $8.2 million for the year ended December 31, 2022. As of December 31, 2022, $1.4 million was owed to Onsite Dental.

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

In addition, in 2020, the Company and Primary Care (ITC), LLC entered into multi-year agreements with Humana and its affiliates whereby Primary Care (ITC) Holdings, LLC entered into a note purchase agreement with Humana for a convertible note due October 2022 with an aggregate principal amount of $60.0 million. The note accrued interest at a rate of 8.0% per annum through March 2020 and 10.0% per annum thereafter, payable in kind. The note was convertible to Class A-4 units of Primary Care (ITC) Holdings, LLC at the option of Humana in the event Primary Care (ITC) Holdings, LLC and affiliates seek to consummate a sale transaction and could be settled in cash at the option of Humana. While the multi-year agreement still exists between the Company and Humana, the note was converted and settled in cash upon the consummation of the Business

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Combination on June 3, 2021. As such, as of December 31, 2022 for the year ended December 31, 2022, Humana was not a related party due to the repayment of the note.

The multi-year agreements also contain an arrangement for a license fee that is payable by the Company to Humana for the Company’s use of certain Humana owned or leased medical centers to provide health care services. The license fee is a reimbursement to Humana for its costs of owning or leasing and maintaining the clinics, including rental payments, maintenance or repair expenses, equipment expenses, special assessments, cost of upgrades, taxes, leasehold improvements, and other expenses identified by Humana. The Company recorded $0.5 million and $0.2 million in operating lease expense related to its use of Humana clinics during the years ended December 31, 2021, and 2020 respectively.

Prior to entering into the agreements, the Company had existing payor relationships with Humana related to existing revenue arrangements within the Company. The Company recognized in its consolidated statements of operations revenue from Humana, including its subsidiaries, of $307.7 million and $235.5 million for the years ended December 31, 2021 and 2020, respectively. The Company recognized third-party medical expenses of $249.8 million and $175.4 million for the years ended December 31, 2021 and 2020, respectively.

In addition, we have entered into expansion agreements with Humana which provide a roadmap to opening new Humana-funded medical centers in the southwestern U.S. by 2024. Humana may decline to fund additional medical centers, which would have an adverse effect on our growth and future prospects.

Operating Leases

The Company leased a medical space from the Company's COO through the Humana multi-year agreement discussed above. For the medical space, the Company paid Humana $0.6 million and $0.3 million and Humana paid the Company's COO $0.3 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively. In addition, the Company's COO leased 3 other properties directly to the Company and was paid $0.4 million, $2.8 million and $2.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

General Contractor Agreements

As of December 31, 2018, the Company has entered into various general contractor agreements with a company that is controlled by the father of the CEO of the Company to perform leasehold improvements at various Company locations as well as various repairs and related maintenance as deemed necessary. Payments made pursuant to the general contractor agreements as well as amounts paid for repairs and maintenance to this related party totaled approximately $7.9 million, $7.9 million and $7.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Other

The CEO’s sister-in-law is employed at the Company as its director of payroll and during 2022 her cash compensation was approximately $135,000, which the Company believes is at market rates.

17.    STOCK-BASED COMPENSATION

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

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock Options

On June 3, 2021, in connection with the closing of the Business Combination, the Company granted 12.8 million stock options with market conditions (“Market Condition Awards”) to several executive officers and directors of the Company. The Market Condition Awards are eligible to vest when the Company’s stock price meets specified hurdle prices and stays above those prices for 20 consecutive days after June 3, 2021 and before June 3, 2024 (i.e., the period from grant to the end date of the performance period). Once the market condition is satisfied, the applicable percentage of the Market Condition Awards will vest 50% on each of the first and second anniversaries so long as the optionee stays employed. The unrecognized compensation cost of the Market Condition Awards as of December 31, 2022 was $18.5 million, which is expected to be recognized over the weighted average remaining service period of 1.5 years.

Further, on March 15, 2022, in connection with certain performance metrics, the Company granted 0.4 million stock options with service conditions ("Service Condition Awards") to several executive officers of the Company. The Service Conditions Awards vest over four years, with 25% of the shares underlying the award vesting on March 15, 2023, and 25% of the shares underlying the award at the end of each successive one-year period thereafter so long as the optionee stays employed. The unrecognized compensation cost of the Service Condition Awards as of December 31, 2022 was $1.2 million, which is expected to be recognized over the weighted average remaining service period of 1.7 years.

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

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 15, 2022

Strike price	$6.03
Risk-free interest rate	2.1%
Expected volatility	70.0%
Expected dividend yield	0.0%
Expected term	6.25

A summary of the status of unvested options granted under the 2021 Plan through December 31, 2022 is presented below:

	Market-Based Stock Options		Service-Based Stock Options
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2020	—	—	—	—
Granted	12,831,184	$4.23	—	—
Forfeitures	(127,486)	4.23	—	—
Balance, December 31, 2021	12,703,698	$4.23	—	—

Balance, December 31, 2021	12,703,698	$4.23	—	—
Granted	—	—	435,141	$3.88
Forfeitures	(2,068,700)	4.23	(29,489)	3.88
Balance, December 31, 2022	10,634,998	$4.23	405,652	$3.88

Restricted Stock Units

The fair value of RSUs is based on the closing price of the Company’s Class A common stock on the grant date. The unrecognized compensation cost of the RSUs as of December 31, 2022 was $69.1 million for service based awards and $1.4 million for performance based awards, which are performance-adjusted restricted stock units that link granted equity compensation value to the achievement of critical financial objectives. The RSUs and performance-adjusted restricted stock units are expected to be recognized over the weighted average remaining service period of 1.2 years and 1.0 years, respectively. A majority of RSUs vest in equal annual installments over a period of four years from the date of grant. Certain executives of the Company received RSUs which vest over a period of two years in equal annual installments. Further, RSUs granted to non-employee members of the Board of Directors vest over the lesser of one year or upon the next annual stockholder meeting.

A summary of the status of unvested RSUs granted under the 2021 Plan through December 31, 2022 is presented below:

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Restricted-Stock Units		Performance - Restricted-Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2020	—	—	—	—
Granted	4,481,972	$14.43	706,750	$12.73
Forfeitures	(21,200)	14.75	—	—
Balance, December 31, 2021	4,460,772	$14.43	706,750	$12.73

Balance, December 31, 2021	4,460,772	$14.43	706,750	$12.73
Granted	12,025,050	5.34	—	—
Vested	(3,439,067)	8.75	(176,688)	12.73
Forfeitures	(2,374,181)	7.12	(249,585)	12.02
Balance, December 31, 2022	10,672,574	$7.64	280,477	$13.36

The Company recorded compensation expenses related to stock options and RSUs of $53.1 million, $23.5 million and $0.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company recorded compensation expense related to the 2021 ESPP of $1.7 million and $4.5 million for the years ended December 31, 2022 and 2021.

The total stock-based compensation expense related to all the stock-based awards granted by the Company is reported in the consolidated statement of operations as compensation expense within the selling, general and administrative expense caption.

18.    COMMITMENTS AND CONTINGENCIES

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

Management believes for the years ended December 31, 2022, 2021 and 2020, the minimum requirements of the agreements in place were met.

Legal Matters

On March 18, 2022, a purported stockholder of the Company filed a putative class action lawsuit in the U.S. District Court for the Southern District of Florida against the Company, certain current officers and certain former officers of Jaws, captioned Alberto Gonzalez v. Cano Health, Inc. f/k/a Jaws Acquisition Corp., et al. (No. 1:22-cv-20827). An amended complaint was filed on February 21, 2023. Defendants’ deadline to answer or move to dismiss the amended complaint is April 7, 2023. The lawsuit alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 against all

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

defendants in connection with allegedly false and misleading statements made by the Company regarding compliance with GAAP and the timing of its revenue recognition from Medicare Advantage contracts in 2021. The lawsuit seeks, among other things, certification of a class action and unspecified compensatory damages for purchasers of the Company’s common stock between May 7, 2021 and February 25, 2022, as well as attorneys’ fees and costs. The Company believes it has meritorious defenses and intends to vigorously defend against the allegations.

The Company is exposed to various other asserted and unasserted potential claims encountered in the normal course of business. Management believes that the resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of their operations or cash flows.

19.     INCOME TAXES

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

The net loss for the years ended December 31, 2022 and 2021 consisted of the following:

(in thousands)	2022	2021
Jurisdictional earnings:
U.S. losses	$(431,009)	$(113,837)
Foreign income (losses)	4,777	(2,886)
Total losses	(426,232)	(116,723)
Current:
U.S. Federal	188	—
U.S. State and local	—	(2)
Foreign	1,960	79
Total current tax expense	2,148	77
Deferred:
U.S. Federal	—	—
U.S. State and local	—	—
Foreign	9	(63)
Total deferred tax (benefit) expense	9	(63)
Total tax expense	$2,157	$14

The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities consist of the following as of December 31, 2022 and December 31, 2021:

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	2022	2021
Deferred tax assets:
Pass-through income (loss)	$375,523	$315,218
Net operating loss	31,429	12,762
Stock compensation expense	5,737	4,761
Interest expense carryforward	10,294	3,215
Other	2,647	323
Total gross deferred tax	425,630	336,279
Valuation allowance	(425,630)	(336,279)
Net deferred tax assets	—	—
Deferred tax liabilities
Fixed Assets	(9)	—
Deferred tax liability, net	$(9)	$—

A reconciliation of expected income tax expense at the statutory federal income tax rate of 21% for the years ended December 31, 2022 and 2021 to the Company's effective income tax rate follows:

	2022	2021
	Percent	Percent
Income tax benefit computed at statutory rate	21.00%	21.00%
Permanent items	2.63%	13.57%
Net income attributable to noncontrolling interest	(22.11)%	(16.09)%
State benefit, net of federal benefit	0.68%	2.10%
Valuation allowance	(3.64)%	(21.57)%
Foreign rate differential	(0.14)%	0.93%
Other, net	1.08%	0.05%
Total tax expense	(0.50)%	(0.01)%

Our effective tax rate for the year ended December 31, 2022 was (0.50)% compared to (0.01)% for the year ended December 31, 2021. The effective tax rate for the periods presented differs from the statutory U.S. tax rate. This is primarily due to the Company’s pass-through entity treatment for tax purposes prior to the close of the Business Combination, including the Company’s establishment of a full valuation allowance which is further discussed below. In addition, for the Company’s taxable subsidiary operations, the effective tax rate differs mainly due to state income taxes and Puerto Rico taxes. The remaining rate differences are immaterial.

Deferred taxes for the applicable subsidiary companies are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences, operating losses and other tax credit carryforwards. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.

As of December 31, 2022, the Company, including its subsidiaries, has approximately $124.8 million of federal net operating loss carryforwards, and $69.5 million of state and foreign net operating loss carryforwards, as well as an immaterial amount of foreign tax credit carryforwards. As a result of the Tax Cut and Jobs Act of 2017, net operating losses generated post 2017 are carried forward indefinitely.

Management continuously assesses the likelihood that it is more likely than not that the deferred tax assets generated will be realized. In making such determinations, all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, and recent financial operations, are considered. In the event that

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

management were to determine that the deferred income tax assets would be realized in the future for an amount not equal to the net recorded amount, the valuation allowance and provision for income taxes would be adjusted.

The Company does not believe it is more-likely-than-not all of its deferred tax assets will be realized and has therefore recorded a valuation allowance against its deferred tax assets which as of December 31, 2022 are not expected to be realized. The most significant deferred tax asset relates to the outside basis difference in the partnership which has a full valuation allowance through December 31, 2022.

The Company does not have any unrecognized tax positions (“UTPs”) as of December 31, 2022. While the Company currently does not have any UTPs, it is foreseeable that the calculation of the Company’s tax liabilities may involve dealing with uncertainties in the application of complex tax laws and regulations in multiple jurisdictions across the Company’s operations. ASC 740, "Income Taxes" ("ASC 740"), states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. Upon identification of a UTP, the Company would (1) record the UTP as a liability in accordance with ASC 740 and (2) adjust these liabilities if/when management’s judgment changes as a result of the evaluation of new information not previously available. Ultimate resolution of UTPs may produce a result that is materially different from a Company’s estimate of the potential liability. In accordance with ASC 740, the Company would reflect these differences as increases or decreases to income tax expense in the period in which new information is available. The Company’s accounting policy under ASC 740-10 is to include interest and penalties accrued on uncertain tax positions as a component of income tax expense in the event a material uncertain tax position is booked in the audited consolidated financial statements.

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

Tax Receivable Agreement

Upon the completion of the Business Combination, Cano Health, Inc. became a party to the Tax Receivable Agreement ("TRA"). Under the terms of that agreement, Cano Health, Inc. generally will be required to pay to the Seller and to each other person from time to time that becomes a “TRA Party” under the Tax Receivable Agreement, 85% of the tax savings, if any, that Cano Health, Inc. is deemed to realize in certain circumstances as a result of certain tax attributes that exist following the Business Combination and that are created thereafter, including as a result of payments made under the Tax Receivable Agreement. To the extent payments are made pursuant to the Tax Receivable Agreement, Cano Health, Inc. generally will be required to pay to the Sponsor and to each other person from time to time that becomes a “Sponsor Party” under the Tax Receivable Agreement such Sponsor Party’s proportionate share of, an amount equal to such payments multiplied by a fraction with the numerator 0.15 and the denominator 0.85. As a result of the payments to the TRA Party and Sponsor Party, we generally will be required to pay an amount equal to, but not in excess of, the tax benefit realized from the tax attributes subject to the Tax Receivable Agreement. The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired unless Cano Health, Inc. exercises its right to terminate the Tax Receivable Agreement for an amount representing the present value of anticipated future tax benefits under the Tax Receivable Agreement or certain other acceleration events occur. The Tax Receivable Agreement liability is determined and recorded under ASC 450, “Contingencies,” as a contingent liability; therefore, we are required to evaluate whether the liability is both probable and the amount can be estimated. Since the Tax Receivable Agreement liability is payable upon cash tax savings and we have determined that positive future taxable income is

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

not probable based on Cano Health, Inc’s historical loss position and other factors that make it difficult to rely on forecasts, we have not recorded the Tax Receivable Agreement liability as of December 31, 2022. We will evaluate this on a quarterly basis which may result in an adjustment in the future.

20.     NET INCOME (LOSS) PER SHARE

The following table sets forth the net income (loss) and the computation of basic and diluted per common stock for the periods indicated:

	Years Ended December 31,
(in thousands, except shares and per share data)	2022	2021	2020
Numerator:
Net income (loss)	$(428,389)	$(116,737)	(71,064)
Less: net loss attributable to non-controlling interests	(221,117)	(98,717)	—
Net income (loss) attributable to Class A common stockholders	(207,272)	(18,020)	—
Dilutive effect of warrants on net income to Class A common stockholders	—	(30,181)	N/A
Dilutive effect of Class B common stock	—	(86,334)	N/A
Net loss attributable to Class A common stockholders - Diluted	$(207,272)	$(134,535)	N/A
Basic and Diluted Earnings Per Share denominator:
Weighted average common stock outstanding - basic	219,166,852	170,507,194	N/A
Net income (loss) per share - basic	$(0.95)	$(0.11)	N/A
Diluted Earnings Per Share:
Dilutive effect of warrants on weighted average common stock outstanding	—	224,920	N/A
Dilutive effect of Class B common stock on weighted average common stock outstanding	—	304,965,111	N/A
Weighted average common stock outstanding - diluted	219,166,852	475,697,225	N/A
Net loss per share - diluted	$(0.95)	$(0.28)	N/A

The outstanding Company’s Class B common stock does not represent economic interests in the Company, and as such, is not included in the denominator of the basic net loss per share calculation.

On August 11, 2021, the Company issued 2,720,966 shares of Class A common stock (the “escrowed shares”) to the escrow agent, on behalf of the seller, as part of the consideration in connection with an acquisition. The amount of shares was based on a $30.0 million purchase price divided by the average share price of the Company during the 20 consecutive trading days preceding the closing date of the transaction. The shares were deposited in escrow and will be released to the seller upon the satisfaction of certain performance metrics during 2022 and 2023. The final number of shares to be issued to the seller, if any, from the escrow account will be calculated by multiplying the initial share amount by an earned share percentage in accordance with the purchase agreement and subtracting any forfeited indemnity shares. The dilutive effects of these shares were excluded from the year ended December 31, 2022 diluted earnings per share calculation because they were anti-dilutive.

No securities were dilutive for the year ended December 31, 2022. The table below presents the Company’s potentially dilutive securities:

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022
Class B common stock	268,794,608
Public Warrants	22,999,900
Private Placement Warrants	10,533,292
Restricted Stock Units	10,953,051
Stock Options	11,040,650
Contingent Shares Issued in Connection with Acquisitions	2,720,966
ESPP Shares	1,330,906
Potential Common Stock Equivalents	328,373,373

21.     SEGMENT INFORMATION

The Company organizes its operations into one reportable segment. The Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), reviews financial information and makes decisions about resource allocation based on the Company’s responsibility to deliver high quality primary medical care services to the Company’s patient population. For the periods presented, all of the Company’s revenues were earned in the U.S., including Puerto Rico, and all of the Company’s long-lived assets were located in the U.S.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

1.Evaluation of Disclosure Controls and Procedures

As disclosed in our Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 14, 2022, and in our Form 10-Qs filed during 2022, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as a result of the material weaknesses described in the 2021 Form 10-K. As of December 31, 2022, the Company had remediated these material weaknesses, as described below.

The material weaknesses that existed at December 31, 2021, and which were remediated as of December 31, 2022, pertained to (i) our failure to establish controls to ensure the completeness and accuracy of information used to estimate and record certain accruals or make other closing adjustments in the financial statement close process, (ii) our failure in the process of accounting for business combinations related to the design and operation of controls to record and measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest recognized as part of a business combination, and (iii) our failure to have a sufficient complement of personnel with an appropriate level of knowledge, experience and oversight commensurate with their financial reporting requirements to ensure proper selection and application of GAAP.

Throughout 2022, our management implemented plans and carried out actions that were successful in remediating these material weaknesses as of December 31, 2022. These plans and actions included implementing enhanced documentation of policies and procedures, allocating resources dedicated to training, monitoring these policies and procedures and recruiting personnel with appropriate levels of skills commensurate with their roles. Management concluded, after implementing these remediation plans and actions, that our internal control over financial reporting was effective as of December 31, 2022.

2. Internal Control over Financial Reporting

a. Management's Report on Internal Control Over Financial Reporting

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements for external purposes in accordance with U.S. GAAP. All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable assurance that the objectives of the internal control system are met.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 using the criteria for effective internal control over financial reporting as described in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO Criteria). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, as stated in their audit report.

b. Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cano Health, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Cano Health, Inc. internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Cano Health, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity / members’ capital and cash flows for each of the three years in the period ended December 31, 2022 and our report dated March 15, 2023 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Miami, FL
March 15, 2023

c. Changes in Internal Control over Financial Reporting

During the fourth quarter of 2022, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the remediation of previously identified material weaknesses as described in the "Evaluation of controls and procedures" section above.

Item 9B.    Other Information

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022 or by an amendment to this Form 10-K.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022 or by an amendment to this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022 or by an amendment to this Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022 or by an amendment to this Form 10-K.

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporate herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022 or by an amendment to this Form 10-K. Our independent public accounting firm is Ernst & Young, LLP, Miami, Florida, U.S., PCAOB Audit ID: 42.

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1) Financial Statements.

The accompanying Index to Consolidated Financial Statements on page 99 of this annual report on Form 10-K is provided in response to this item.

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

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.4	Description of Securities of the Company (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed on March 14, 2022).
10.1
Third Amendment and Incremental Facility Amendment to Credit Agreement, dated June 29, 2021, by and among Cano Health, LLC, Primary Care (ITC) Intermediate Holdings, LLC, Credit Suisse AG, Cayman Islands Branch and the other lenders party thereto (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2021).

10.2
Fifth Amendment and Incremental Facility Amendment to the Credit Agreement, dated as of December 10, 2021 by and among Cano Health, LLC, Primary Care (ITC) Intermediate Holdings, LLC, Credit Suisse AG, Cayman Islands Branch and the lenders party thereto (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K filed on March 14, 2022).

10.3
Sixth Amendment to the Credit Agreement, dated January 14, 2022 by and among Cano Health, LLC, Primary Care (ITC) Intermediate Holdings, LLC, Credit Suisse AG, Cayman Islands Branch and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 14, 2022).

10.4
Investor Agreement, dated as of June 3, 2021, by and among Cano Health, Inc., Primary Care (ITC) Holdings, LLC and the investors parties (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 9, 2021).

10.5
Form of Lock-Up Agreement by and between Cano Health, Inc. and the holders parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 9, 2021).

10.6
Tax Receivable Agreement, as of June 3, 2021 by and among Cano Health, Inc. and the parties thereto (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed on June 25, 2021).

10.7+	Cano Health, Inc. 2021 Stock Option and Incentive Plan (incorporated by reference to Annex L to the Company’s Proxy Statement/Prospectus filed on May 7, 2021).
10.8+
Forms of Award Agreements under the Cano Health, Inc. 2021 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 9, 2021).

10.9+	Cano Health, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Annex K to the Company’s Proxy Statement/Prospectus filed on May 7, 2021).
10.10+*
Second Amendment to Cano Health, Inc. 2021 Employee Stock Purchase Plan dated December 14, 2021 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed on March 14, 2022).

10.11+	Employment Agreement, by and between Cano Health, LLC and Dr. Marlow Hernandez (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on June 9, 2021).
10.12+	Employment Agreement, by and between Cano Health, LLC and Dr. Richard Aguilar (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on June 9, 2021).
10.13+
Employment Agreement, by and among Cano Health, LLC, Cano Health, Inc. and David Armstrong (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on March 21, 2022).

10.14+
Amended and Restated Employment Agreement, dated April 5, 2021, by and between Cano Health, LLC and Brian D. Koppy (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on June 9, 2021).

10.15+	Employment Agreement, by and among Cano Health, LLC, Cano Health, Inc. and Mark Novell (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2022).
10.16+
Employment Agreement, by and among Cano Health, LLC, Cano Health, Inc. and Robert Camerlinck (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 5, 2022).

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.17+	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on June 9, 2021).
10.18
Credit Agreement, dated as of February 24, 2023, by and among the Company, the Borrower, Holdings, certain lenders and JP Morgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 9, 2021).

21.1*	Subsidiaries of the Company
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

*	Filed herewith.
**
The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to be furnished with this Annual Report and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

+	Indicates a management contract or any compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANO HEALTH, INC.

Date		Signature	Title

March 15, 2023	By:	/s/ Dr. Marlow Hernandez	Chief Executive Officer
		Dr. Marlow Hernandez	(Principal Executive Officer)

March 15, 2023	By:	/s/ Brian D. Koppy	Chief Financial Officer
		Brian D. Koppy	(Principal Financial Officer)

March 15, 2023	By:	/s/ Mark Novell	Chief Accounting Officer
		Mark Novell	(Principal Accounting Officer)

March 15, 2023	By:	/s/ Dr. Lewis Gold	Director
Dr. Lewis Gold

March 15, 2023	By:	/s/ Jacqui Guichelaar	Director
Jacqui Guichelaar

March 15, 2023	By:	/s/ Angel Morales	Director
Angel Morales

March 15, 2023	By:	/s/ Dr. Alan Muney	Director
Dr. Alan Muney

March 15, 2023	By:	/s/ Kim Rivera	Director
Kim Rivera

March 15, 2023	By:	/s/ Barry Sternlicht	Director
Barry Sternlicht

March 15, 2023	By:	/s/ Sol Trujillo	Director
Sol Trujillo

March 15, 2023	By:	/s/ Elliot Cooperstone	Director
Elliot Cooperstone