Form 10-K/A
period 2022-12-31
Cano Health, Inc.
filed 2023-04-07
CIK 1800682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-39289

Cano Health, Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-1524224
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9725 NW 117th Avenue, Miami, FL	33178
(Address of principal executive offices)	(Zip Code)
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
12b-2
of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐

Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting common stock held by
non-affiliates
of the registrant on June 30, 2022, the last business day of the registrant’s most recently completed 2 nd
fiscal quarter was $1,152,119,190
As of March 13, 2023, the registrant had 264,174,645 shares of Class A common stock outstanding and 264,003,919 shares of Class B common stock outstanding.

PCAOB ID: 42	Auditor Name: Ernst & Young LLP	Auditor Location: Miami, FL
DOCUMENTS INCORPORATED BY REFERENCE:
None

Table of Contents
EXPLANATORY NOTE
Cano Health, Inc. is filing this Amendment No. 1 (the “Amendment No. 1”) to the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2022 (the “Original Form
10-K”),
filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2023, only for the purpose of including the Part III information required under the instructions to Form
10-K
and the general rules and regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which information was previously omitted from the Original Form
10-K
in reliance on General Instruction G(3) to Form
10-K,
which permits the omitted information to be incorporated in the Original Form
10-K
by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end.
This Amendment No. 1 amends and restates only Part III, Items 10, 11, 12, 13, and 14, and amends Part IV, Item 15 of the Original Form
10-K.
In addition, this Amendment No. 1 deletes the reference on the cover of the Original Form
10-K
to the incorporation by reference of portions of our proxy statement into Part III of the Original Form
10-K.
No other Items of the Original Form
10-K
have been amended or revised in this Form
10-K/A,
and all such other Items shall be as set forth in the Original Form
10-K.
In addition, pursuant to SEC rules, Item 15 of Part IV of the Original Form
10-K
is hereby amended solely to include, as Exhibits 31.3 and 31.4, new certifications of our principal executive officer and principal financial officer pursuant to Rule
13a-14(a)
under the Exchange Act. Because no financial statements are included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4, and 5 of such certifications have been omitted. We are not including new certifications required by Rule
13a-14(b)
under the Exchange Act as no financial statements are included in this Amendment No. 1.
In addition, no other information has been updated for any subsequent events occurring after March 15, 2023, the date of the filing of the Original Form
10-K.
Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form
10-K
and our other filings made with the SEC subsequent to the filing of the Original Form
10-K.
Unless the context otherwise requires, references in this Amendment No. 1 to “Cano,” “Cano Health,” the “Company,” “we,” “our,” or “us” mean Cano Health, Inc., a Delaware corporation, and its consolidated subsidiaries.

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information About Our Directors

Our business and affairs are managed under the direction of our Board of Directors (the “Board”), which is currently comprised of 6 directors. As disclosed in a Form 8-K filed with the SEC on April 5, 2023, each of Elliot Cooperstone, Lewis Gold and Barry Sternlicht resigned as directors effective March 31, 2023. On April 2, 2023, the Company’s Board of Directors reduced the number of directorships on the Board from 9 to 6, effective immediately. Our certificate of incorporation provides that the authorized number of directors may be changed only by resolution of our Board. Our certificate of incorporation also provides that our Board will be divided into 3 classes of directors, with the classes as nearly equal in number as possible. At each annual meeting of stockholders, a class of directors will be elected for a 3-year term to succeed the class whose term is then expiring.

Set forth below is certain information regarding the directors of the Company as of March 31, 2023. The biographies of each of the directors below contains information regarding the person’s service as a director, business experience, director positions held currently or at any time during the last 5 years, and information regarding the experiences, qualifications, attributes or skills that caused the Nominating and Corporate Governance and Committee and the Board to determine that the person should serve as a director.

Name	Class	Age	Position	Director Since	Current Term Expires
Dr. Alan Muney	II	69	Director	2021	2023
Kim M. Rivera	II	54	Director	2021	2023
Dr. Marlow Hernandez	III	38	Chairman and Chief Executive Officer	2021	2024
Jacqueline Guichelaar	III	50	Director	2021	2024
Angel Morales	III	49	Director	2021	2024
Solomon D. Trujillo	I	71	Director	2021	2025

Dr. Alan Muney served as Chief Medical Officer of Cigna Corp. (NYSE: CI), a managed healthcare and insurance company, from October 2011 to December 2018, and as Executive Vice President of Total Health and Network from February 2017 to December 2018. Dr. Muney is also a member of the advisory board at SelectQuote, Inc. (NYSE: SLQT) since March 2022. Dr. Muney joined Cigna Corp. in March 2010 as Senior Vice President of Total Health and Network. Dr. Muney served as an executive director in the operations group at Blackstone Inc. (NYSE: BX), an alternative investment management company from 2007 to 2010, as well as the founder and Chief Executive Officer of Equity Healthcare, a division inside Blackstone that manages benefits and medical costs for Blackstone’s portfolio companies. Dr. Muney received a BS in biology and a medical degree from Brown University, and a Masters in health administration from the University of La Verne. We believe that Dr. Muney is qualified to serve as a member of our Board because of his significant knowledge of the industry in which we operate.

Kim M. Rivera has served as Chief Legal and Business Officer of OneTrust LLC, a data privacy, security and governance software company, since March 2022. She previously served as Special Advisor to the Chief Executive Officer at the Hewlett-Packard Company (NYSE: HPQ), a multinational information technology company, from February 2021 through December 2021. From January 2019 to February 2021, Ms. Rivera served as Hewlett-Packard’s President, Strategy and Business Management and Chief Legal Officer. From November 2015 to January 2019, Ms. Rivera served as Chief Legal Officer and Corporate Secretary at Hewlett-Packard. From 2010 to 2015, Ms. Rivera served as the Chief Legal Officer and Corporate Secretary for DaVita HealthCare Partners Inc. (NYSE: DVA), a healthcare company. Previously, Ms. Rivera was the Chief Compliance Officer at the Clorox Company (NYSE: CLX), a global manufacturer and marketer of consumer and professional products, and the Chief Litigation Counsel for Rockwell Automation, Inc. (NYSE: ROK), an industrial automation and information technology company. Ms. Rivera was appointed to the board of Thompson Reuters Corporation (NYSE: TRI), a multinational media conglomerate, in 2019, where she serves on the Audit and Risk committees. Ms. Rivera received a JD from Harvard Law School and a BA from Duke University. We believe that Ms. Rivera is qualified to serve as a member of our Board because of her significant experience as a public company executive, as a strategic advisor and her knowledge of the industry in which we operate.

Dr. Marlow Hernandez has served as the Chief Executive Officer of Cano Health since 2009 and as our Chairman since June 2021. A native of Cuba, Dr. Hernandez immigrated to the United States with his family in 1993. He received a BS in neuroscience from the University of Miami and a medical degree from Nova Southeastern University, from which he also received a master’s degree in business administration and public health. In addition, he is a fellow of the American College of Physicians, a national organization of internists who specialize in the diagnosis, treatment, and care of adults. As the founder of our Company and because of his experience in the medical field, we believe Dr. Hernandez is qualified to serve as a member of our Board.

Jacqueline Guichelaar has served as SVP Customer Experience at Cisco Systems, Inc. (NASDAQ: CSCO), a multinational technology corporation, since January 2023, where she was also the Group Chief Information Officer between February 2019 and January 2023. Ms. Guichelaar was previously the Group Chief Information Officer at Thomson Reuters Corporation (NYSE: TRI), a multinational media conglomerate, from November 2017 to October 2018. She also served as the Chief Information Officer Infrastructure and Technology Services at Lloyds Banking Group plc (NYSE: LYG), a financial institution, from February 2016 to September 2017. In addition, she held various roles including Chief Technology Officer during her 12-year tenure at Deutsche Bank AG (NYSE: DB), an investment bank and financial services company, beginning in July 2007. We believe that Ms. Guichelaar is qualified to serve as a member of our Board because of her significant experience in technology, as well as her 30 plus year career serving in leadership roles for internationally recognized companies.

Angel Morales has served as the Founder and Chief Executive Officer of Morales Capital Partners, an investment firm, since January 2015. Mr. Morales previously served as a Managing Director and the Group Co-Head of Bank of America Merrill Lynch Global Private Equity, a private equity arm of Merrill Lynch which merged with Bank of America Capital Investors, from January 2009 to May 2011 and as a co-Founder and Managing Partner of North Cove Partners LLC, an independent private equity group focused on large-scale buyouts and growth capital financings, from June 2011 to December 2014. Mr. Morales received an MBA from Harvard Business School and an AB from Harvard University. We believe that Mr. Morales is qualified to serve as a member of our Board because of his significant knowledge of, and history with, our Company and his deep experience in the investment industry.

Solomon D. Trujillo is the founder of Trujillo Group Investments, LLC, where he has served as Chairman since 2003. Mr. Trujillo was previously the Chief Executive Officer and director of Telstra Corporation Limited (OTCMKTS: TLSYY), an Australian telecommunications company, from July 2005 to February 2009, and Chief Executive Officer of Orange S.A. (NYSE: ORAN), a multinational telecommunications corporation, from February 2003 to April 2004. Mr. Trujillo currently serves on the board of directors of Western Union Company (NYSE: WU), a multinational financial services company. Mr. Trujillo is the Chairman and Founding Partner of New Cadence Productions, a U.S. television and film content creation studio for the New Mainstream audience. He also serves as a Senior Advisor for Bain & Company, Inc., a management consulting company and serves on the board of advisors at the Stanford Center on Longevity. He previously served on the board of directors of globally branded companies including Orange, WPP plc (NYSE: WPP), Fang Holdings Limited (NYSE: SFUN) and Target Corporation (NYSE: TGT). Mr. Trujillo is the sole member of Trujillo Group, LLC. Mr. Trujillo received his BS and MBA from the University of Wyoming. We believe that Mr. Trujillo is qualified to serve as a member of our Board because of his significant knowledge of, and history with, our Company and his knowledge of the industry in which we operate.

There are no family relationships between or among any of our directors or executive officers. The principal occupation and employment during the past 5 years of each of our directors was carried on, in each case except as specifically identified above, with a corporation or organization that is not a parent, subsidiary or other affiliate of us. There is no arrangement or understanding between any of our directors and any other person or persons pursuant to which he or she is to be selected as a director. There are no material legal proceedings to which any of our directors is a party adverse to us or any of our subsidiaries or in which any such person has a material interest adverse to us or our subsidiaries.

Information About Our Executive Officers

The names and age of all executive officers of the Company and the principal occupations and business experience for at least the last 5 years for each are set forth below as of March 31, 2023:

Name	Age	Position
Dr. Marlow Hernandez	38	Chief Executive Officer and Chairman
Brian D. Koppy	53	Chief Financial Officer
Robert Camerlinck	56	Chief Operating Officer
Dr. Richard B. Aguilar	66	Chief Clinical Officer
David Armstrong	57	General Counsel, Chief Compliance Officer and Secretary
Mark Novell	59	Chief Accounting Officer

Dr. Marlow Hernandez’s biographical information can be found in “Information About Our Directors” above.

Brian D. Koppy has served as the Chief Financial Officer of Cano Health since April 2021. Prior to joining Cano Health, Mr. Koppy served as Senior Vice President of Enterprise Financial Planning and Analysis for CVS Health Corporation (NYSE: CVS), a healthcare company, from April 2019 to March 2021. Prior to CVS’ merger with Aetna Inc., Mr. Koppy served as Chief Financial Officer of Aetna’s Commercial Markets Business from June 2013 to March 2019. Mr. Koppy also has prior experience at Assurant, Inc. (NYSE: AIZ), and Barnes Group, Inc. (NYSE: B). Mr. Koppy received a BS and an MBA in finance from the University of Connecticut.

Robert Camerlinck has served as the Chief Operating Officer of Cano Health since August 2022. Prior to such appointment, from June 2020 Mr. Camerlinck served as President of Healthy Partners, Inc., a provider of primary care services that he founded in 1994, which the Company acquired in June 2020. From 2000 to May 2020, Mr. Camerlinck served as Healthy Partners, Inc.’s Chief Executive Officer.

Dr. Richard B. Aguilar has served as the Chief Clinical Officer for Cano Health since 2015. Dr. Aguilar is a member of the American College of Physicians, National Hispanic Medical Association, as well as the American Diabetic Association. Dr Aguilar maintained a private practice with offices in Downey and Huntington Park, CA from 1988 to 2021. Dr. Aguilar has served as Chief of Medicine and Chief of the ICU at several hospitals from 1990 to 1992 and from 2006 to 2010 was also director of Diabetes Care for High Lakes Health Care in Bend, Oregon. Dr. Aguilar also served as an advisory board member to the American Diabetes Association and the Latino Health Care Provider CE Planning Committee from 2003 to 2006. In 2009, Dr. Aguilar was recognized by the American Diabetes Association/National Committee for Quality Assurance as a recipient of the Diabetes Physician Recognition Program in the state of Oregon and in 2011, he received the same award for patient care at his California offices. In 2017 and again in 2018, various Miami-based Cano Health offices also received this recognition. Dr. Aguilar also is co-founder and Medical Director of Diabetes Nation, a primary care founded group which published its Diabetes Intervention and Management with Excellence Program® Care Model results. Dr. Aguilar received his medical degree at the University of California, Irvine College of Medicine and completed his internship and residency in Internal Medicine at UC Irvine Medical Center and Long Beach Veterans Administration Medical Center.

David Armstrong, J.D. has served as the General Counsel and Chief Compliance Officer of Cano Health since August 2018. Mr. Armstrong is an experienced corporate generalist with substantial law firm and in-house experience representing all aspects of commercial operations. Prior to joining Cano Health, Mr. Armstrong served in a number of corporate roles including General Counsel, Chief Compliance Officer and Corporate Secretary of Promise Healthcare, Inc., a healthcare service provider, from May 2008 to December 2017; Senior Counsel Mid-Atlantic States for Kaiser Permanente, an integrated managed care consortium; and Assistant General Counsel at BlueCross BlueShield of Michigan, an independent licensee of Blue Cross Blue Shield Association. In addition, Mr. Armstrong has practiced law in private practice, most recently as partner in the Law Offices of Julie Allison, P.A. from December 2017 to August 2018, a full-service law firm with a national clientele of clients including entrepreneurs, hospitals, clinics, facilities, clinical laboratories, physicians, medical groups, insurance brokers and healthcare provider networks. Mr. Armstrong earned his JD (cum laude) from the University of Michigan Law School and his undergraduate degree from Michigan State University. Mr. Armstrong is a member of the Bar in Florida, Maryland, Pennsylvania and Michigan.

Mark Novell has served as the Chief Accounting Officer of Cano Health since May 2021. Prior to joining Cano Health, Mr. Novell served as Chief Accounting Officer and Vice President, Controller of European Wax Center Inc. (NASDAQ: EWCZ), a major chain of hair removal salons, from October 2016 to February 2021 where he led financial reporting, treasury management, tax compliance and structuring, and financial systems. He was Vice President, Assistant Corporate Controller of Carnival Corporation & PLC (NYSE/LSE: CCL; NYSE: CUK) from June 1999 to October 2016 where he oversaw global reporting and accounting matters during Carnival’s most rapid period of growth. Mr. Novell earned a BS in Accounting from Pennsylvania State University.

Audit Committee and Audit Committee Financial Expert

Our Board has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act, currently consisting of Angel Morales (Chairman), Jacqueline Guichelaar, Dr. Alan Muney, and Kim Rivera. Our Board has affirmatively determined that each of Dr. Muney, Mr. Morales and Mmes. Guichelaar and Rivera meet the definition of an independent director for purposes of serving on the Audit Committee under Rule 10A-3 of the Exchange Act and the New York Stock Exchange (the “NYSE”) rules. Each member of the Audit Committee is financially literate and our Board has determined that Mr. Morales qualifies as an “audit committee financial expert” as defined in applicable SEC rules. The written charter for our Audit Committee is available at our corporate website at www.canohealth.com. The information found on, or accessible through, our website is not incorporated into, and does not form a part of, this Amendment No. 1 or any other report or document we file with or furnish to the SEC.

Code of Business Conduct and Ethics

Our Board has established a Code of Business Conduct and Ethics that applies to all our officers, directors and employees. Among other matters, our Code of Business Conduct and Ethics is designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications;

•	compliance with laws, rules and regulations;

•	prompt internal reporting of violations of the Code of Business Conduct and Ethics to appropriate persons identified in the Code of Business Conduct and Ethics; and

•	accountability for adherence to the Code of Business Conduct and Ethics.

Any waiver of the Code of Business Conduct and Ethics for our directors or officers may be made only by our Board and will be promptly disclosed as required by law or NYSE regulations. We intend to disclose on our website any amendment to, or waiver of, any provisions of our Code of Business Conduct and Ethics applicable to our directors and executive officers that would otherwise be required to be disclosed under the rules of the SEC or the NYSE. Our Code of Business Conduct and Ethics is available on our corporate website at https://investors.canohealth.com/governance/governance-documents/. The information found on, or accessible through, our website is not incorporated into, and does not form a part of, this Amendment No. 1 or any other report or document we file with or furnish to the SEC.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who beneficially own more than 10% of our Class A common stock or more than 10% of warrants to purchase such shares, to file initial reports of ownership and reports of changes in ownership of such shares or warrants with the SEC, and to furnish copies of such reports to the Company. Based solely on our review of the reports provided to us and on representations received from our directors and executive officers, we believe that all of our directors, executive officers and persons who beneficially own more than 10% of our Class A common stock and warrants to purchase such shares complied with all Section 16(a) filing requirements, with the following exceptions: late Form 4 filings were made on behalf of each of Mark Novell (with respect to 1 transaction occurring on March 15, 2022 to report the sale of shares), Brian D. Koppy (with respect to 1 transaction occurring on May 9, 2022 to report the sale of shares) and Robert Camerlinck (with respect to initial reporting of ownership upon becoming a covered person on August 1, 2022).

Item 11. Executive Compensation

Compensation Discussion & Analysis

This Compensation Discussion & Analysis (“CD&A”) describes our key compensation policies and determinations that applied to our named executive officers for 2022. When we refer to the “named executive officers” or NEOs in this CD&A, we are referring to the following individuals:

Name	Position
Dr. Marlow Hernandez	Chief Executive Officer
Brian D. Koppy	Chief Financial Officer
Robert Camerlinck	Chief Operating Officer (effective August 1, 2022)
Dr. Richard Aguilar	Chief Clinical Officer
David Armstrong	Chief Compliance Officer and General Counsel

The following discussion should be read together with the compensation tables and related disclosures set forth below.

Executive Summary

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

Key 2022 Compensation Actions

The primary elements of our total direct compensation program for the NEOs, and a summary of the actions taken by the Compensation Committee with respect to 2022, are set forth below.

Compensation Component	Link to Business and Talent Strategies	2022 Compensation Actions
Annual Base Salary	• Competitive base salaries help attract, motivate, and retain executive talent.	• There were no increases to base salaries.
Cash Bonus under Annual Incentive Plan (“AIP”)	• Focus executives on achieving annual financial and strategic non-financial results that are key indicators of annual financial and operational performance.

•  Annual incentive plan goal setting was rigorous, and achievement was attained below the combined target level.

•  The Compensation Committee exercised negative discretion and determined not to pay any cash bonuses to the NEOs for 2022.

Equity Awards under Long-Term Incentive Program (“LTIP”)	• Equity awards consisted of Performance-Adjusted Restricted Stock Units (PARSUs) and stock options	• PARSU goal-setting was rigorous and PARSUs were earned below the combined target level; earned PARSUs are subject to a further 2-year vesting period.
	• PARSU are awarded based on the achievement of pre-established key financial goals and a relative TSR modifier.	• Stock options are subject to a 4-year vesting period.
• Stock options provide focus on stock price appreciation, and direct alignment with our stockholders.

Overview of Executive Compensation Program

Executive Compensation Objectives

Cano Health requires top talent with a wide range of skills, experience, and leadership qualities to guide the Company in support of its mission and create long-term value for our stockholders. The Compensation Committee’s goal is to implement an executive compensation program that is built upon the following 3 core objectives:

•	Attracting, Motivating and Retaining the Right Talent. Executive compensation should be market-competitive in order to attract and retain highly motivated talent with a performance-driven mindset.

•	Pay-for-Performance. A material portion of an executive’s target compensation should be at-risk and directly aligned with Company performance.

•	Alignment with Stockholder Interests. Our executives’ interests should be aligned with the long-term interests of our stockholders.

2022 Executive Compensation Program Design

Cano Health’s executive compensation program is designed to balance our goal of attracting, motivating, and retaining high-performing senior executives with our goal of aligning their interests with those of our stockholders. The target total direct compensation (“TDC”) of our NEOs in 2022 consisted of the following elements: base salary, a target cash bonus opportunity under our AIP, and a target equity incentive opportunity under our LTIP (all as more fully described in this CD&A).

Our executive compensation philosophy is focused on pay-for-performance. In this regard, we link a significant portion of each NEO’s target TDC to the achievement of specified performance goals or appreciation in the market price of our common stock. As illustrated by the charts below, the majority of 2022 target pay that could have been earned by our NEOs was variable, at-risk pay.

CEO 2022 Target Pay Mix	Other NEOs Average 2022 Target Pay Mix*

*

Excludes Mr. Camerlinck who was promoted to COO on August 1, 2022 and became an executive officer of the Company at that time; Mr. Camerlinck did not have a pre-established target or guaranteed bonus for 2022.

The Compensation Committee will annually evaluate our executive compensation program to ensure that it is consistent with our short-term and long-term goals and the dynamic nature of our business.

Compensation Governance

The following features of our ongoing executive compensation program are designed to align with stockholder interests and compensation governance best practices:

What We Do	What We Don’t Do

✓  Pay for performance by providing a significant percentage of target annual compensation in the form of variable, at-risk compensation

✓  Pre-established performance goals that are aligned with creation of stockholder value

✓  Market comparison of executive compensation against a relevant peer group of companies

✓  Maintain stock ownership guidelines to encourage equity ownership by our executive officers and non-employee directors

✓  Use of an independent compensation consultant reporting to the Compensation Committee and providing no other services to the Company

✓  Annual say-on-pay vote

×   No automatic or guaranteed annual salary increases or annual cash incentive payments

×   No automatic “single-trigger” acceleration of equity awards upon a change of control

×   No option repricing, backdating, or spring-loading

×   No excessive perquisites to our NEOs

×   No supplemental executive retirement plans

×   No hedging of Company securities

×   No excise tax gross-ups

As we mature as a public company, we will continually evaluate our compensation governance and strive to reflect market best practices. We are committed to sound compensation governance, which we believe promotes the long-term interests of our stockholders, fosters sustained business success, and strengthens Board and management accountability.

How We Determine Executive Compensation

Oversight Responsibilities for Executive Compensation

The table below summarizes the key oversight responsibilities for our executive compensation program.

Compensation Committee	• Reviews and approves base salaries, annual cash incentive targets and earned cash incentive compensation, as well as equity incentive targets and earned equity compensation for NEOs
• Reviews current compensation levels of NEOs, considers competitive compensation for comparable positions and assesses NEO performance as compared to expectations and objectives
• Approves incentive compensation programs and performance goals for the AIP and LTIP
• Approves all compensation for NEOs
Board of Directors	• Reviews and ratifies compensation for the CEO and other NEOs
Independent Committee Consultant — FW Cook	• Provides independent advice, research, and analytical services to the Compensation Committee with respect to executive compensation matters
• Participates in Compensation Committee meetings as requested and communicates with the Chairperson of the Compensation Committee between meetings

•  Reports to the Compensation Committee, does not perform any other services for the Company, and has no economic or other financial ties to the Company or the management team that could reasonably be expected to compromise its independence or objectivity

• Our Compensation Committee has assessed the independence of FW Cook consistent with NYSE listing standards and has concluded that the engagement of FW Cook does not raise any conflict of interest
CEO and Management

•  Management, including the CEO, develops preliminary recommendations regarding compensation matters with respect to the NEOs and other senior executives, and provides the preliminary recommendations to the Compensation Committee

• Responsible for the administration of the compensation programs after Compensation Committee decisions are approved

Use of Peer Group and General Market Data

Based on the advice and analysis of its independent compensation consultant, FW Cook, the Compensation Committee approved the following peer group of 16 companies for 2022:

1Life Healthcare (ONEM)	Encompass Health (EHC)	RadNet (RDNT)
Acadia Healthcare (ACHC)	LHC Group (LHCG)	Surgery Partners (SGRY)
Addus HomeCare (ADUS)	MEDNAX (MD)	Teladoc Health (TDOC)
Amedisys (AMED)	National HealthCare (NHC)	The Ensign Group (ENSG)
Apollo Medical Holdings (AMEH)	Oak Street Health (OSH)	U.S. Physical Therapy (USPH)
CorVel (CRVL)

The peer companies primarily consist of companies operating healthcare facilities and providing patient services. Based on data compiled by FW Cook at the time of the peer group development (reflecting publicly available data as of December 31, 2021), our revenue based on the available trailing 4 quarters and market capitalization were at the 49th and 53rd percentiles, respectively, in relation to the peer group.

Due to the nature of our business, we also compete for executive talent with companies outside our peer group, including public companies that are larger and more established than we are or that possess greater resources than we do, and with smaller private companies that may be able to offer greater compensation potential. In setting compensation, the Compensation Committee considers each NEO’s level and job performance, their duties and responsibilities at the Company compared to the duties and responsibilities of executive officers in similar positions at the peer group companies, as well as general industry survey data and other circumstances unique to the Company.

The Compensation Committee then evaluates whether the compensation elements and levels provided to our NEOs were generally appropriate relative to their responsibilities at the Company compared to compensation elements and levels provided to their counterparts in the peer group or within the market. The Compensation Committee considers both objective and subjective criteria to evaluate Company and individual performance, which allows it to exercise informed judgment and not rely solely on rigid benchmarks. Accordingly, the Compensation Committee does not formulaically tie compensation decisions to any particular range or percentile level of total compensation paid to executives at the peer group companies or general industry survey data.

Our Compensation Committee will review our compensation peer group periodically and will make adjustments to its composition if warranted, taking into account changes in both our business and the businesses of the companies in the peer group.

Consideration of 2022 Say-On-Pay Advisory Vote

The Compensation Committee considered the results of our first stockholder “say-on-pay” advisory vote. Stockholders showed strong support for our executive compensation program, with 96.8% of the votes cast in favor of the Company’s say-on-pay vote at our 2022 Annual Meeting of Stockholders. In light of the strong support reflected by the results of the 2022 “say-on-pay” proposal, the Compensation Committee maintained our general philosophy on executive compensation for 2022. The Compensation Committee will continue to review the design of the executive compensation program in light of future say-on-pay votes, developments in executive compensation market trends and practices, and the Company’s pay-for-performance philosophy to ensure that the executive compensation program continues to serve the best interests of the Company and its stockholders.

Named Executive Officer Compensation

Annual Base Salary

Annual base salaries are a fixed amount paid to each executive for performing their normal duties and responsibilities of employment. We determine the amount based on the executive’s overall performance, level of responsibility, tenure and experience in role, and market data. Consistent with our initiative to conserve our cash resources, there were no base salary increases in 2022.

	2021 Base Salary	2022 Base Salary
Dr. Marlow Hernandez	$350,000	$350,000
Brian Koppy	$325,000	$325,000
Robert Camerlinck*	—	$468,277
Dr. Richard Aguilar	$300,000	$300,000
David Armstrong	$235,000	$235,000
*

Mr. Camerlinck was promoted to COO on August 1, 2022 and became an executive officer at that time; his base salary is reflective of his salary that was in effect in his role as President of Healthy Partners, Inc., as agreed at the time we acquired that company.

Annual Incentive Plan

Our AIP is a cash-based program that is designed to drive the achievement of our critical annual financial and strategic goals, which are key indicators of effective operational performance and should build the foundation for long-term stockholder value creation. For 2022, the AIP framework was as follows:

The target annual incentive opportunity for each of our NEOs for 2022 was as follows:

	2022 Target Annual Incentive	2022 Target Annual Incentive as Percent of Base Salary
Dr. Marlow Hernandez	$175,000	50%
Brian Koppy	$195,000	60%
Robert Camerlinck*	N/A	N/A
Dr. Richard Aguilar	$120,000	40%
David Armstrong	$70,500	30%
*	Mr. Camerlinck was promoted to COO on August 1, 2022 and became an executive officer at that time; he did not have a pre-established target or guaranteed bonus for 2022.

Annual incentive payments can range from 0% to 200% of the target award opportunity, based on performance relative to goals, as determined by the Compensation Committee. The Compensation Committee established the following goals and payout levels under the 2022 AIP:

Metric	Weighting	Rationale for Metric	Payout Range
Revenue	42.5%	Key top-line financial metric of our performance	0-200%
Adjusted EBITDA*	42.5%	Key measure to assess the financial performance of our business in order to make decisions on allocation of resources	0-200%
Strategic Objectives	15.0%	Key measure of supporting the Company’s long-term strategy	0-200%
Individual Modifier	—	Key measure to recognize each NEO’s individual contribution and personal impact on the Company’s strategic priorities	+/-20%
*

Adjusted EBITDA is defined as net income (loss) before interest, income taxes, depreciation and amortization, adjusted to add back the effect of certain expenses, such as stock-based compensation expense, non-cash goodwill impairment loss, transaction costs (consisting of transaction costs and corporate development payroll costs), restructuring and other charges, fair value adjustments in contingent consideration, loss on extinguishment of debt and changes in fair value of warrant liabilities. For the periods through December 31, 2022, in calculating Adjusted EBITDA, the Company also excluded the impact of de novo losses consisting of costs associated with the ramp up of new medical centers and losses incurred for the 12 months after the opening of a new facility.

The 2022 AIP performance levels were intended to be rigorous, such that achieving threshold levels would represent minimum acceptable performance and achieving maximum levels would represent outstanding performance. The threshold, target and maximum performance and payout opportunities under the 2022 AIP (subject to interpolation between points), along with the actual performance achieved and related weighted score, are set forth below:

	Threshold ($ million)	Target ($ million)	Maximum ($ million)	Actual Performance ($ million)	Actual Performance (% of Target Achieved)	Payout %
Payout %	50%	100%	200%
Revenue	$2,580	$2,867	$3,154	$2,740	95.6%	77.8%
Adjusted EBITDA*	$212	$235	$259	$152.5	64.9%	0.0%

Weighted Average Financial Performance Score: 33.1%

The NEOs were also subject to a scorecard of strategic objectives with an allocated weighting of 15% relating to the Company’s performance with respect to: Net Promoter Score, Healthcare Effectiveness Data and Information Set (“HEDIS”) (Stars) and Total Medical Loss Ratio (MLR) (collectively, the “Strategic Objectives”). The Compensation Committee determined that the Strategic Objectives were achieved at target performance.

The formulaic outcome based on the financial metrics and the Strategic Objectives was 48.1%, based on the 33.1% financial metric and the 15% strategic metric. However, after holistically considering the Company’s overall performance during 2022, as well as the Company’s initiative to conserve cash, the Compensation Committee exercised its negative discretion and determined not to pay any cash bonuses for 2022.

2022 Long-Term Incentive Program (“LTIP”)

Long-term equity incentive awards under our LTIP are designed to enable us to align our NEOs’ interests with those of our stockholders by giving them a meaningful ownership interest in our Company. We believe that equity awards provide our NEOs with a direct interest in our long-term performance and create an ownership mindset.

For 2022, our NEOs were eligible to receive annual equity incentive awards in the form of time-based stock options and performance-adjusted restricted stock units (“PARSUs”). All stock option and PARSU awards are approved by the Compensation Committee or our Board. The target value of each executive’s annual equity award opportunity was intended to be market competitive and reflective of such executive’s skill set, experience, role, and responsibilities.

Target Value of 2022 LTIP
Dr. Marlow Hernandez	$2,700,000
Brian D. Koppy	$962,000
Robert Camerlinck	$1,000,000
Dr. Richard Aguilar	$724,000
David Armstrong	$543,000

The table below summarizes the key features of our NEOs’ 2022 equity awards:

Equity Award	Target LTIP Weight	Key Features

Performance-Adjusted RSU (PARSU)	80%	• PARSUs link granted equity compensation value to the achievement of critical financial objectives and align executives’ interests with those of our stockholders.

		• Grant of PARSUs was conditioned on the achievement of pre-established 2022 financial goals and a relative stockholder return (TSR) modifier.

		• Financial goals consisted of revenue (key top-line metric) and Adjusted EBITDA (key bottom-line metric). Please see earlier discussion for a description of certain adjustments to the metrics.

•  The achievement of the financial metrics was modified by the Company’s TSR performance to further align the earned PARSU value with our 2022 stock price performance relative to the following set of core peers:

Equity Award	Target LTIP Weight	Key Features
			1Life Health Care Agilon Health CareMax	Oak Street Health P3 Health Partners Privia Health Group
		Based on Cano’s stock price performance, the relative TSR adjustment would be as follows:

		Performance Level	Cano TSR	Modifier
		Maximum	200% of Peer Average or More	200%
		Target	100% of Peer Average	100%
		Threshold	50% of Peer Average or Less	50%
Time-Based Stock Options	20%

•  Earned PARSUs will be granted following completion of the 2022 performance period and will vest annually over a 2-year period commencing December 31, 2023, subject generally to continued employment on each vesting date.

•  Stock options are designed to align our executives’ interests with the interests of our stockholders because options only have financial value to the recipient if the price of our stock at the time of exercise exceeds the stock price on the date of grant.

•  Stock options will be granted following completion of the 2022 performance period and will vest annually over a 4-year period commencing March 15, 2024, subject generally to continued employment on each vesting date.

For 2022, the PARSUs that were eligible to be earned based on achievement of the revenue and Adjusted EBITDA goals set forth below, as further adjusted by the relative TSR modifier, consisted of the following:

Step 1: Measure Performance Against Financial Goals (with performance between points interpolated)
	Threshold ($ million)	Target ($ million)	Maximum ($ million)	Actual Performance ($ million)	Actual Performance (% of Target Achieved)	Payout %
Payout %	50%	100%	200%
Revenue (50%)	$2,580	$2,867	$3,154	$2,740	95.6%	77.8%
Adjusted EBITDA (50%)*	$212	$235	$259	$152.5	64.9%	0.0%

Weighted Average Financial Score: 38.9%

Step 2: Calculate Relative TSR Modifier (with performance between points interpolated)
	Threshold	Target	Maximum	Actual Performance	Modifier
Relative TSR	50%	100%	200%	Below Threshold	50%

Step 3: Calculate Final Earned LTI Percentage
	Initial Earned (% of Payout)	rTSR Modifier	Adjusted Value (% of Payout)	Final Earned PARSU Percentage
Revenue (50%)	77.8%	50.0%	38.9%	19.5%
Adjusted EBITDA (50%)*	0.0%	50.0%	0.0%
*	Please refer to earlier description of certain adjustments to the metrics.

Based on the foregoing calculation, the following table shows the stock options and final earned PARSUs granted under the 2022 LTIP. Dr. Aguilar received an incremental PARSU allocation of 5.5% in recognition of his 2022 performance and contribution in the critically important areas of medical quality, research and clinical training.

	Target LTI Value		Awarded LTI Value	Awarded PARSUs		Awarded Stock Options
				Value ($)	Number (#)	Value ($)	Number (#)
Dr. Marlow Hernandez	$2,700,000		$960,242	$420,242	348,604	$540,000	729,730
Brian D. Koppy	$962,000		$342,131	$149,731	124,206	$192,400	260,000
Robert Camerlinck*	$545,929	*	$194,157	$84,971	70,486	$109,186	147,548
Dr. Richard Aguilar	$724,000		$289,600	$144,800	120,116	$144,800	195,676
David Armstrong	$543,000		$193,115	$84,515	70,108	$108,600	146,757
*	Mr. Camerlinck’s LTI is based on proration of his target LTI of $224,000 at 57.8% prior to becoming COO in August 2022, and his target LTI of $1 million at 41.6% after becoming COO.

2022 Target LTI Value versus Awarded LTI Value

($000)

Following completion of the 2022 performance period:

•

The PARSUs were granted on March 31, 2023, with the number of RSUs calculated by dividing the applicable earned value by $1.2055, the average per share closing price of our Class A common stock during the 20-trading days prior to and including the grant date. (An average closing price was used to smooth single-day price volatility in our share price.)

•

The stock options were granted on March 31, 2023 with the number of options calculated based on the Black-Scholes value on the grant date; the exercise price was $0.91 per share, being the per share closing price of our Class A common stock on the grant date.

Notwithstanding that the foregoing LTI awards were granted with respect to 2022 performance, as required by applicable SEC rules, these LTI awards will be reported in the Summary Compensation Table and Grants of Plan Based Awards Table included in our 2024 proxy statement because they were formally granted in 2023.

Please refer to the 2022 Proxy Statement for a discussion of the equity awards formally granted in 2022 with respect to the 2021 performance period which are reflected in the Grants of Plan Based Awards table.

Separate from the annual LTIP awards, and pursuant to his employment agreement, on August 1, 2022 Mr. Camerlinck also received a 1-time promotion equity grant of 250,000 RSUs, which will vest pro-rata over 4 years commencing on the 1st anniversary of the grant date, subject to Mr. Camerlinck’s continued employment with us through each such vesting date.

Other Compensation and Governance Matters

Employment Agreements

We have entered into employment agreements with each of our NEOs which provide for “at will” employment. For additional information regarding the material terms of each NEO’s employment agreement, please see the section below entitled “Employment Agreements with Named Executive Officers.” Each of our NEOs is also subject to a non-competition, non-solicitation, confidentiality, and assignment agreement, which provides for a perpetual post-termination confidentiality covenant as well as non-competition and non-solicitation of customers, employees and consultants covenants that apply during employment and for 1 year following termination, subject to the type of termination in the case of the non-competition provision.

Retirement, Health, Welfare, Perquisites and Personal Benefits

Our NEOs are eligible to participate in our employee benefit plans and programs, including medical and dental benefits, flexible spending accounts, short and long-term disability, and life insurance, to the same extent as our other full-time employees, subject to the terms and eligibility requirements of those plans.

We sponsor a 401(k) defined contribution plan in which our U.S.-based NEOs may participate, subject to limits imposed by the Internal Revenue Code of 1986, as amended (the “Code”), to the same extent as our other U.S.-based regular employees.

Employee Stock Purchase Plan

Pursuant to our employee stock purchase plan, employees, including our NEOs, have an opportunity to purchase our Class A common stock at a discount through payroll deductions. The purpose of the employee stock purchase plan is to encourage our employees, including our NEOs, to become our stockholders and better align their interests with those of our other stockholders.

Stock Ownership Guidelines

The Compensation Committee has established stock ownership guidelines to encourage equity ownership by our executive officers and non-employee directors in order to reinforce the link between their financial interests and those of our stockholders. Under our stock ownership guidelines, our CEO is expected to own an amount of our stock equal in value to at least 5 times his base salary; our other NEOs are expected to own an amount of our stock equal in value to at least 3 times their respective base salaries; and our non-employee directors are expected to own an amount of our stock equal in value to at least 5 times their annual cash retainer. Until this minimum level is met, the applicable individual would be required to retain at least 50% (100% in the case of non-employee directors) of the after-tax shares acquired upon exercise of stock options and vesting of any restricted stock, restricted stock units and performance share awards.

What Counts Toward the Guidelines	What Does Not Count Toward the Guidelines
✓ Shares owned by the executive/non-employee director, and their respective immediate family members or family trust ✓ Fully-vested share awards that have been deferred for future delivery	× Unvested and unearned restricted stock/restricted stock units/performance shares × Unexercised stock options

Hedging and Pledging Transactions

Pursuant to our Insider Trading Policy, we prohibit our directors, officers and certain designated employees from buying or selling puts, calls, other derivative securities of the Company or any derivative securities that provide the economic equivalent of ownership of any of the Company’s securities or an opportunity, direct or indirect, to profit from any change in the value of the Company’s securities or engage in any other hedging transaction with respect to the Company’s securities, at any time.

We also have an anti-pledging policy whereby no executive officer or director may pledge the Company’s securities as collateral for a loan (or modify an existing pledge) unless the pledge has been approved by the Audit Committee. As described earlier in this CD&A, we have a pay-for-performance compensation philosophy under which compensation is predominantly earned and delivered in the form of equity. Given that our executive compensation program is heavily weighted towards equity, we believe permitting a limited amount of pledging is necessary and appropriate because it mitigates the need for executives to sell Company shares to address unanticipated or urgent personal and family liquidity needs. As part of its risk oversight function, the Audit Committee reviews any share pledges to assess whether such pledging poses an undue risk to the Company. As of December 31, 2022, there were no outstanding pledges for our NEOs and directors.

Tax Deductibility Policy

The Compensation Committee considered the deductibility of compensation for federal income tax purposes in the design of the Company’s compensation programs. While the Company generally seeks to maintain the deductibility of the incentive compensation paid to its executive officers, the Compensation Committee retains the flexibility necessary to provide cash and equity compensation in line with competitive practices, its compensation philosophy and the best interests of its stockholders, even if these amounts are not fully tax deductible.

Compensation Risk Assessment

The Company has determined that any risks arising from its compensation programs and policies are not reasonably likely to have a material adverse effect on the Company. The Company’s compensation programs and policies mitigate risk by combining performance-based, long-term compensation elements with payouts that are highly correlated to the value delivered to stockholders. The combination of performance measures for annual bonuses and the equity compensation programs, as well as the multiyear vesting schedules for equity awards, encourage executives to maintain both a short- and a long-term view with respect to the Company’s performance.

COMPENSATION COMMITTEE REPORT

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 401(b) of Regulation S-K with our management. Based upon this review and discussion, the Compensation Committee recommended to the Board of Directors that the section entitled “Compensation Discussion and Analysis” be included in this filing.

Dr. Alan Muney, Chair

Angel Morales

The material in this report is not “soliciting material,” is furnished to, but not deemed “filed” with, the Commission and is not deemed to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act, other than the Company’s Annual Report on Form 10-K, where it shall be deemed to be “furnished,” whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Executive Compensation Tables

2022 Summary Compensation Table

The following table presents information regarding the compensation earned or received by our NEOs during the fiscal years ended December 31, 2022, December 31, 2021 and December 31, 2020.

Name and Principal Position	Year	Salary (1) ($)	Bonus ($)	Stock Awards (2) ($)	Option Awards (3) ($)	Non-Equity Incentive Plan Compensation (4) ($)	All Other Compensation (5) ($)	Total ($)
Dr. Marlow Hernandez	2022	350,000	—	3,421,127	539,999	—	8,881	4,320,007
Chief Executive Officer	2021	350,000	—	19,074,480	11,914,500	344,116	2,900	31,685,996
	2020	350,000	700,000	—	—	—	2,808	1,052,808
Brian Koppy	2022	325,000	—	953,723	142,322		8,900	1,429,945
Chief Financial Officer	2021	237,500	600,000	7,705,606	1,690,000	283,643	1,375	10,518,124
Dr Richard Aguilar	2022	300,000	—	919,032	144,802		—	1,363,834
Chief Clinical Officer	2021	289,423	—	7,013,142	2,537,958	235,966	—	10,076,489
	2020	275,000	75,000	—		—	—	350,000
Robert Camerlinck	2022	468,623	—	3,187,382	44,798	—	2,882	3,703,685
Chief Operating Officer(6)
David Armstrong	2022	235,000	—	687,981	108,601		8,969	1,040,551
Chief Compliance Officer &	2021	235,000	—	4,800,642	2,537,958	138,630	1,808	7,714,038
General Counsel	2020	235,000	70,000	—	20,880	—	—	325,880
(1)	For Mr. Koppy, the amounts reported as salary for the 2021 fiscal year reflect the salary earned in 2021 following his commencement of employment with us in April 2021.
(2)

Amounts shown reflect the grant date fair value of restricted stock units (“RSUs”) granted during the fiscal years ended December 31, 2022, December 31, 2021 and December 31, 2020, as applicable, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”), excluding any estimates of forfeitures related to service-based vesting conditions. For information regarding assumptions underlying the valuation of equity awards, see “Note 17, Stock-Based Compensation” to our audited consolidated financial statements for the fiscal year ended December 31, 2022 in our Annual Report on Form 10-K filed with the SEC on March 15, 2023 (the “2022 Form 10-K”). The amounts reported in this column reflect the accounting cost for these RSUs and do not correspond to the actual economic value that may be received by the NEOs upon the vesting or settlement of the RSUs.

(3)

Amounts shown reflect the grant date fair value of stock options granted during the fiscal years ended December 31, 2022 and December 31, 2021, and the grant date fair value of Class B Units of Primary Care (ITC) Holdings, LLC (the “Seller”) granted during the fiscal year ended December 31, 2020. The grant date fair value was computed in accordance with FASB ASC Topic 718, excluding any estimates of forfeitures related to service-based vesting conditions. With respect to option awards granted in 2021 which are earned based on market-based conditions, the fair value was estimated using a Monte Carlo simulation model. With respect to option awards granted in 2022, such awards are not earned based on market-based conditions and therefore a Monte Carlo simulation would not be applicable. For information regarding assumptions underlying the valuation of equity awards, see “Note 17, Stock-Based Compensation” to our 2022 Form 10-K. The amounts reported in this column reflect the accounting cost for these stock options and Class B Units, as applicable, and do not correspond to the actual economic value that may be received by the NEOs upon the vesting or settlement of the Class B Units or the exercise of the stock options or sale of the shares of our Class A common stock underlying such stock options, as applicable.

(4)

For the 2021 fiscal year, in order to conserve the Company’s cash, 100% of the earned annual incentive plan compensation for Dr. Hernandez and approximately 49% of the earned annual incentive plan compensation for each other NEO, was delivered in the form of RSUs, subject to a further 2-year vesting requirement.

(5)	Amount shown represents employer matching contributions under our 401(k) Plan.
(6)

Mr. Camerlinck joined the Company as President of Healthy Partners, Inc. when the Company acquired it in June 2020, after which he was promoted to be our COO in August 2022. The amounts reported in the salary column reflect the total amount earned by Mr. Camerlinck during 2022 serving in both partial-year roles with the Company. The amounts reported in the stock awards column reflect: (i) 285,333 retention RSUs approved in 2021 and granted on March 15, 2022; (ii) 7,214 adjustment RSUs approved in 2021 and granted in on March 15, 2022; (iii) 39,523 PARSUs granted on March 15, 2022 with respect to 2021 performance; and (iv) 250,000 RSUs granted on August 10, 2022 in connection with Mr. Camerlinck’s promotion to be our COO.

Grants of Plan-Based Awards for Fiscal Year 2022

The following table sets forth certain information with respect to each grant of an award made to a NEO in the fiscal year ended December 31, 2022.

Name and Principal Position	Grant Date	Committee Approval	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (1) (#)		All Other Option Awards: Number of Securities Underlying Options (2) (#)	Exercise Price of Option Awards (3) ($/share)	Grant Date Fair Value of Stock and Option Awards (4) ($)
			Threshold ($)	Target ($)	Maximum ($)
Dr. Marlow Hernandez Chief Executive Officer	— 3/15/2022 3/15/2022	3/15/2022 1/26/2022 1/26/2022	87,500	175,000	350,000	567,351		139,175	6.03	539,999 3,421,127
Brian Koppy Chief Financial Officer	— 3/15/2022 3/15/2022	3/15/2022 1/26/2022 1/26/2022	97,500	195,000	390,000	158,163		36,681	6.03	142,322 953,723
Dr Richard Aguilar Chief Clinical Officer	— 3/15/2022 3/15/2022	3/15/2022 1/26/2022 1/26/2022	60,000	120,000	240,000	152,410		37,320	6.03	144,802 919,032
Robert Camerlinck Chief Operating Officer	3/15/2022 3/15/2022 8/10/2022	1/26/2022 1/26/2022 7/30/2022				332,070 250,000	(5)	11,546	6.03	44,798 2,002,382 1,185,000
David Armstrong Chief Compliance Officer & General Counsel	— 3/15/2022 3/15/2022	3/15/2022 1/26/2022 1/26/2022	35,250	70,500	141,000	114,093		27,990	6.03	108,601 687,981

(1)

Except as noted below, each RSU award is subject to time-based vesting, and will vest annually over a 2-year period commencing December 31, 2022, subject generally to continued employment on each vesting date.

(2)	Each stock option is subject to time-based vesting, and will vest annually over a 4-year period commencing March 15, 2023, subject generally to continued employment on each vesting date.
(3)	Based on the closing price of our Class A common stock as reported on the NYSE on the date of grant.
(4)

The amounts reported in this column represent the aggregate grant date fair value of the RSUs and stock options, as applicable, granted to the NEO in the fiscal year ended December 31, 2022, calculated in accordance with FASB ASC Topic 718. Such aggregate grant date fair values do not take into account any estimated forfeitures related to service-vesting conditions. For information regarding assumptions underlying the valuation of equity awards, see “Note 17, Stock-Based Compensation” to our 2022 Form 10-K. The amounts reported in this column reflect the accounting cost for these RSUs and stock options, as applicable, and do not correspond to the actual economic value that may be received by the NEOs upon the vesting or settlement of the RSUs or the exercise of the stock options or sale of the shares of Class A common stock underlying such stock options, as applicable.

(5)	This RSU award will vest over 4 years, with 25% of the award vesting on August 10, 2023, and the remaining 75% of the award vesting in 3 equal annual installments thereafter.

Employment Agreements with Named Executive Officers

Employment Agreement with Dr. Marlow Hernandez

Effective as of June 3, 2021, we entered into an employment agreement with Dr. Hernandez in connection with our business combination (the “Hernandez Employment Agreement”), pursuant to which we employ Dr. Hernandez as our Chief Executive Officer on an “at will” basis for a term of 3 years following the closing of our business combination, subject to automatic renewal for successive 1-year terms unless the Company or Dr. Hernandez delivers a written non-renewal notice. The Hernandez Employment Agreement provides that Dr. Hernandez’ annual base salary is subject to periodic review by our Compensation Committee and may be increased, but not decreased. In addition, the Hernandez Employment Agreement provides that Dr. Hernandez is eligible to receive cash incentive compensation, which target annual amount shall not be less than 50% of his annual base salary. Subject to approval by our Board, Dr. Hernandez shall also be eligible to receive an annual equity award with target value of $2,411,000. Upon the closing of our business combination, Dr. Hernandez was granted a stock option to purchase 2,820,000 shares of our Class A common stock. Dr. Hernandez is also eligible to participate in our employee benefit plans generally in effect from time to time.

In the event of a termination of Dr. Hernandez’ employment by the Company without “cause” (as defined in the Hernandez Employment Agreement, including due to the Company’s delivery of a non-renewal notice) or by his resignation for “good reason” (as defined in the Hernandez Employment Agreement), subject to Dr. Hernandez’ execution and non-revocation of a separation agreement containing, among other things, a release of claims in favor of the Company and its affiliates, Dr. Hernandez will be entitled to receive: (i) base salary continuation for 12 months following his termination date (ignoring any reduction that constitutes good reason); (ii) any earned but unpaid incentive compensation with respect to the completed year prior to the year in which the termination occurs; (iii) a pro-rated portion of his target bonus for the year in which his termination occurs (ignoring any reduction that constitutes good reason); and (iv) subject to Dr. Hernandez’ election to receive continued health benefits under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) and copayment of premium amounts at the active employees’ rate, payment of remaining premiums for participation in our health benefit plans until the earliest of (A) 12 months following termination; (B) the date he becomes eligible for group medical plan benefits under any other employer’s group medical plan; or (C) the expiration of Dr. Hernandez’ COBRA health continuation period.

In addition, in lieu of the payments and benefits described above, in the event that Dr. Hernandez’ employment is terminated by the Company without “cause” (including due to the Company’s delivery of a non-renewal notice), or by him for “good reason,” in each case, within 12 months following a “sale event” as defined in the 2021 Stock Option and Incentive Plan (“2021 Plan”) and subject to Dr. Hernandez’ execution and non-revocation of a separation agreement containing, among other things, a release of claims in favor of the Company and its affiliates, Dr. Hernandez will be entitled to receive: (i) an amount in cash equal to 2 times the sum of (x) Dr. Hernandez’ then current base salary (ignoring any reduction that constitutes good reason) and (y) the average annual incentive compensation paid to Dr. Hernandez in each of the 2 completed years prior to the year of his date of termination (provided that if incentive compensation has not been paid to Dr. Hernandez for each of the prior 2 years, the amount shall be his target bonus for the current year) (ignoring any reduction that constitutes good reason); (ii) a pro-rated portion of his target bonus for the year in which his termination occurs (ignoring any reduction that constitutes good reason); (iii) any earned but unpaid incentive compensation with respect to the completed year prior to the year in which the termination occurs; (iv) full acceleration of vesting of all outstanding equity awards; and (v) subject to Dr. Hernandez’ election to receive continued health benefits under COBRA and copayment of premium amounts at the active employees’ rate, payment of remaining premiums for participation in our health benefit plans until the earliest of: (A) twelve months following termination; (B) the date he becomes eligible for group medical plan benefits under any other employer’s group medical plan; or (C) the expiration of Dr. Hernandez’ COBRA health continuation period.

The cash severance payable to Dr. Hernandez upon a termination of employment is generally payable over the 12 months following the date of termination, subject to potential 6-month delay if required by Section 409A of the Code.

Employment Agreement with Mr. Brian Koppy

Effective as of June 3, 2021, we entered into an amended and restated employment agreement (the “Koppy Employment Agreement”) with Mr. Koppy in connection with our business combination, pursuant to which we employ Mr. Koppy as our Chief Financial Officer on an “at will” basis. Pursuant to the Koppy Employment Agreement, Mr. Koppy’s annual base salary was initially $325,000 per year and is subject to periodic review by our Compensation Committee or Board. In addition, the Koppy Employment Agreement provides that Mr. Koppy is eligible to receive cash incentive compensation, which target annual amount shall not be less than 60% of his annual base salary. Mr. Koppy received a one-time signing bonus of $600,000 during 2021, which is subject to repayment of a pro-rated portion if his employment is terminated prior to April 5, 2023, which is the 2-year anniversary of the effective date of his original employment agreement, by either the Company for “cause” (as defined in the Koppy Employment Agreement) or by his resignation other than for “good reason” (as defined in the Koppy Employment Agreement). Subject to approval by our Board, Mr. Koppy is also eligible to receive an annual equity award with target value of $859,000. Mr. Koppy is also eligible to participate in our employee benefit plans generally in effect from time to time.

In the event of a termination of Mr. Koppy’s employment by the Company without “cause” or by his resignation for “good reason,” subject to Mr. Koppy’s execution and non-revocation of a separation agreement containing, among other things, a release of claims in favor of the Company and their affiliates, Mr. Koppy will be entitled to receive: (i) base salary continuation for 12 months following his termination date; (ii) any earned but unpaid incentive compensation with respect to the completed year prior to the year in which his termination occurs; (iii) a pro-rated portion of his target bonus for the year in which his termination occurs; and (iv) subject to Mr. Koppy’s election to receive continued health benefits under COBRA and copayment of premium amounts at the active employees’ rate, payment of remaining premiums for participation in our health benefit plans until the earliest of (A) 12 months following termination; (B) the date he becomes eligible for group medical plan benefits under any other employer’s group medical plan; or (C) the expiration of Mr. Koppy’s COBRA health continuation period.

In addition, in lieu of the payments and benefits described above, in the event that Mr. Koppy’s employment is terminated by the Company without “cause”, or by him for “good reason,” in each case, within 12 months following a “sale event” as defined in the 2021 Plan and subject to Mr. Koppy’s execution and non-revocation of a separation agreement containing, among other things, a release of claims in favor of the Company and its affiliates, Mr. Koppy will be entitled to receive: (i) an amount in cash equal to 2 times the sum of (x) Mr. Koppy’s base salary (ignoring any reduction that constitutes good reason) and (y) the average annual incentive compensation paid to Mr. Koppy in each of the 2 completed years prior to the year of his date of termination (provided that if incentive compensation has not been paid to Mr. Koppy for each of the prior 2 years, the amount shall be his target bonus for the current year) (ignoring any reduction that constitutes good reason); (ii) a pro-rated portion of his target bonus for the year in which his termination occurs (ignoring any reduction that constitutes good reason); (iii) any earned but unpaid incentive compensation with respect to the completed year prior to the year in which the termination occurs; (iv) full acceleration of vesting of all outstanding equity awards; and (v) subject to Mr. Koppy’s election to receive continued health benefits under COBRA and copayment of premium amounts at the active employees’ rate, payment of remaining premiums for participation in our health benefit plans until the earliest of (A) 12 months following termination; (B) the date he becomes eligible for group medical plan benefits under any other employer’s group medical plan; or (C) the expiration of Mr. Koppy’s COBRA health continuation period.

The cash severance payable to Mr. Koppy upon a termination of employment is generally payable over the 12 months following the date of termination, subject to potential 6-month delay if required by Section 409A of the Code.

Employment Agreement with Dr. Richard Aguilar

We entered into an employment agreement with Dr. Aguilar in connection with our business combination (the “Aguilar Employment Agreement”), pursuant to which we employ Dr. Aguilar as our Chief Clinical Officer on an “at will” basis for a term of 3 years following the closing of our business combination, subject to automatic renewal for successive 1-year terms, unless the Company or Dr. Aguilar delivers a written non-renewal notice. The Aguilar Employment Agreement provides that Dr. Aguilar’s annual base salary is subject to periodic review by our Compensation Committee and may be increased but not decreased. In addition, the Aguilar Employment Agreement provides that Dr. Aguilar is eligible to receive cash incentive compensation, which target annual amount shall not be less than 40% of his annual base salary. Subject to approval by our Board, Dr. Aguilar shall also be eligible to receive an annual equity award with target value of $646,000. Upon the closing of our business combination, Dr. Aguilar was granted a stock option to purchase 600,700 shares of our Class A common stock and a RSU award in respect of 200,000 shares of our Class A common stock. Dr. Aguilar is also eligible to participate in our employee benefit plans generally in effect from time to time.

In the event of a termination of Dr. Aguilar’s employment by the Company without “cause” (as defined in the Aguilar Employment Agreement, including due to the Company’s delivery of a non-renewal notice) or by his resignation for “good reason” (as defined in the Aguilar Employment Agreement), subject to Dr. Aguilar’s execution and non-revocation of a separation agreement containing, among other things, a release of claims in favor of the Company and its affiliates, Dr. Aguilar will be entitled to receive: (i) base salary continuation for 12 months following his termination date (ignoring any reduction that constitutes good reason); (ii) any earned but unpaid incentive compensation with respect to the completed year prior to the year in which his termination occurs; (iii) a pro-rated portion of his target bonus for the year in which his termination occurs (ignoring any reduction that constitutes good reason); and (iv) subject to Dr. Aguilar’s election to receive continued health benefits under COBRA and copayment of premium amounts at the active employees’ rate, payment of remaining premiums for participation in our health benefit plans until the earliest of (A) 12 months following termination; (B) the date he becomes eligible for group medical plan benefits under any other employer’s group medical plan; or (C) the expiration of Dr. Aguilar’s COBRA health continuation period.

In addition, in lieu of the payments and benefits described above, in the event that Dr. Aguilar’s employment is terminated by the Company without “cause” (including due to the Company’s delivery of a non-renewal notice), or by him for “good reason,” in each case, within 12 months following a “sale event” as defined in the 2021 Plan and subject to Dr. Aguilar’s execution and non-revocation of a separation agreement containing, among other things, a release of claims in favor of the Company and its affiliates, Dr. Aguilar will be entitled to receive: (i) an amount in cash equal to 2 times the sum of (x) Dr. Aguilar’s then current base salary (ignoring any reduction that constitutes good reason) and (y) the average annual incentive compensation paid to Dr. Aguilar in each of the 2 completed years prior to the year in which his termination occurs (provided that if incentive compensation has not been paid to Dr. Aguilar for each of the prior 2 years, the amount shall be his target bonus for the current year) (ignoring any reduction that constitutes good reason); (ii) a pro-rated portion of his target bonus for the year in which his termination occurs (ignoring any reduction that constitutes good reason); (iii) any earned but unpaid incentive compensation with respect to the completed year prior to the year in which the termination occurs; (iv) full acceleration of vesting of all outstanding equity awards; and (v) subject to Dr. Aguilar’s election to receive continued health benefits under COBRA and copayment of premium amounts at the active employees’ rate, payment of remaining premiums for participation in our health benefit plans until the earliest of (A) 12 months following termination; (B) the date he becomes eligible for group medical plan benefits under any other employer’s group medical plan; or (C) the expiration of Dr. Aguilar’s COBRA health continuation period.

The cash severance payable to Dr. Aguilar upon a termination of employment is generally payable over the 12 months following the date of termination, subject to potential 6-month delay if required by Section 409A of the Code.

Employment Agreement with Mr. Robert Camerlinck

Effective as of August 1, 2022, we entered into an employment agreement with Mr. Camerlinck (the “Camerlinck Employment Agreement”), pursuant to which we employ Mr. Camerlinck as our Chief Operating Officer for a term of 2 years following such date, subject to automatic renewal for successive 1-year terms, unless the Company or Mr. Camerlinck delivers a written non-renewal notice. The Camerlinck Employment Agreement provides that Mr. Camerlinck’s annual base salary is subject to periodic review by our Compensation Committee and may be increased, but not decreased. In addition, the Camerlinck Employment Agreement provides that Mr. Camerlinck is eligible to receive cash incentive compensation, an annual equity award with target value of $1,000,000, and a 1-time promotion equity grant of 250,000 RSUs. Mr. Camerlinck is also eligible to participate in our employee benefit plans generally in effect from time to time.

In the event of a termination of Mr. Camerlinck’s employment by the Company without “cause” (as defined in the Camerlinck Employment Agreement, including due to the Company’s delivery of a non-renewal notice) or by his resignation for “good reason” (as defined in the Camerlinck Employment Agreement), subject to Mr. Camerlinck’s execution and non-revocation of a separation agreement containing, among other things, a release of claims in favor of the Company and its affiliates, Mr. Camerlinck will be entitled to receive: (i) base salary continuation for 12 months following his termination date (ignoring any reduction that constitutes good reason); (ii) any earned but unpaid incentive compensation with respect to the completed year prior to the year in which the termination occurs; (iii) a pro-rated portion of his target bonus for the year in which his termination occurs (ignoring any reduction that constitutes good reason); and (iv) subject to Mr. Camerlinck’s election to receive continued health benefits under COBRA and copayment of premium amounts at the active employees’ rate, payment of remaining premiums for participation in our health benefit plans until the earliest of (A) 12 months following termination; (B) the date he becomes eligible for group medical plan benefits under any other employer’s group medical plan; or (C) the expiration of Mr. Camerlinck’s COBRA health continuation period.

In addition, in lieu of the payments and benefits described above, in the event that Mr. Camerlinck’s employment is terminated by the Company without “cause” (including due to the Company’s delivery of a non-renewal notice), or by him for “good reason,” in each case, within 12 months following a “sale event” as defined in the 2021 Plan and subject to Mr. Camerlinck’s execution and non-revocation of a separation agreement containing, among other things, a release of claims in favor of the Company and its affiliates, Mr. Camerlinck will be entitled to receive: (i) an amount in cash equal to 2 times the sum of (x) Mr. Camerlinck’s then current base salary (ignoring any reduction that constitutes good reason) and (y) the average annual incentive compensation paid to Mr. Camerlinck in each of the two completed years prior to the year of his date of termination (provided that if incentive compensation has not been paid to Mr. Camerlinck for each of the prior 2 years, the amount shall be his target bonus for the current year) (ignoring any reduction that constitutes good reason); (ii) a pro-rated portion of his target bonus for the year in which his termination occurs (ignoring any reduction that constitutes good reason); (iii) any earned but unpaid incentive compensation with respect to the completed year prior to the year in which the termination occurs; (iv) full acceleration of vesting of all outstanding equity awards; and (v) subject to Mr. Camerlinck’s election to receive continued health benefits under COBRA and copayment of premium amounts at the active employees’ rate, payment of remaining premiums for participation in our health benefit plans until the earliest of (A) 12 months following termination; (B) the date he becomes eligible for group medical plan benefits under any other employer’s group medical plan; or (C) the expiration of Mr. Camerlinck’s COBRA health continuation period.

The cash severance payable to Mr. Camerlinck upon a termination of employment is generally payable over the 12 months following the date of termination, subject to potential 6-month delay if required by Section 409A of the Code.

Employment Agreement with Mr. David Armstrong

On March 15, 2022, we entered into a new employment agreement with Mr. Armstrong (the “Armstrong Employment Agreement”), pursuant to which we employ Mr. Armstrong as our Chief Compliance Officer, General Counsel and Corporate Secretary on an “at will” basis for a term of 3 years following such date, subject to automatic renewal for successive 1-year terms, unless the Company or Mr. Armstrong delivers a written non-renewal notice. The Armstrong Employment Agreement provides that Mr. Armstrong’s annual base salary is subject to periodic review by our Compensation Committee and may be increased but not decreased. In addition, the Armstrong Employment Agreement provides that Mr. Armstrong is eligible to receive cash incentive compensation, which target annual amount shall not be less than 30% of his annual base salary. Subject to approval by our Board, Mr. Armstrong shall also be eligible to receive an annual equity award with target value of $543,000. Mr. Armstrong is also eligible to participate in our employee benefit plans generally in effect from time to time.

In the event of a termination of Mr. Armstrong’s employment by the Company without “cause” (as defined in the Armstrong Employment Agreement, including due to the Company’s delivery of a non-renewal notice) or by his resignation for “good reason” (as defined in the Armstrong Employment Agreement), subject to Mr. Armstrong’s execution and non-revocation of a separation agreement containing, among other things, a release of claims in favor of the Company and its affiliates, Mr. Armstrong will be entitled to receive: (i) base salary continuation for 12 months following his termination date (ignoring any reduction that constitutes good reason); (ii) any earned but unpaid incentive compensation with respect to the completed year prior to the year in which the termination occurs; (iii) a pro-rated portion of his target bonus for the year in which his termination occurs (ignoring any reduction that constitutes good reason); and (iv) subject to Mr. Armstrong’s election to receive continued health benefits under COBRA and copayment of premium amounts at the active employees’ rate, payment of remaining premiums for participation in our health benefit plans until the earliest of (A) 12 months following termination; (B) the date he becomes eligible for group medical plan benefits under any other employer’s group medical plan; or (C) the expiration of Mr. Armstrong’s COBRA health continuation period.

In addition, in lieu of the payments and benefits described above, in the event that Mr. Armstrong’s employment is terminated by the Company without “cause” (including due to the Company’s delivery of a non-renewal notice), or by him for “good reason,” in each case, within 12 months following a “sale event” as defined in the 2021 Plan and subject to Mr. Armstrong’s execution and non-revocation of a separation agreement containing, among other things, a release of claims in favor of the Company and its affiliates, Mr. Armstrong will be entitled to receive: (i) an amount in cash equal to 2 times the sum of (x) Mr. Armstrong’s then current base salary (ignoring any reduction that constitutes good reason) and (y) the average annual incentive compensation paid to Mr. Armstrong in each of the 2 completed years prior to the year of his date of termination (provided that if incentive compensation has not been paid to Mr. Armstrong for each of the prior 2 years, the amount shall be his target bonus for the current year) (ignoring any reduction that constitutes good reason); (ii) a pro-rated portion of his target bonus for the year in which his termination occurs (ignoring any reduction that constitutes good reason); (iii) any earned but unpaid incentive compensation with respect to the completed year prior to the year in which the termination occurs; (iv) full acceleration of vesting of all outstanding equity awards; and (v) subject to Mr. Armstrong’s election to receive continued health benefits under COBRA and copayment of premium amounts at the active employees’ rate, payment of remaining premiums for participation in our health benefit plans until the earliest of (A) 12 months following termination; (B) the date he becomes eligible for group medical plan benefits under any other employer’s group medical plan; or (C) the expiration of Mr. Armstrong’s COBRA health continuation period.

The cash severance payable to Mr. Armstrong upon a termination of employment is generally payable over the 12 months following the date of termination, subject to potential 6-month delay if required by Section 409A of the Code.

Outstanding Equity Awards at 2022 Fiscal Year End

The table below sets forth information regarding outstanding equity awards held by our NEOs as of December 31, 2022.

		Option Awards							Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)
Dr. Marlow Hernandez	6/3/2021 9/21/2021 3/15/2022 3/15/2022	— —	— 139,175	(4)	2,820,000	(2)	14.75 6.03	6/3/2031 3/15/2032	1,004,625 312,210	(3) (5)	1,376,336 427,728
Brian Koppy	4/5/2021 6/3/2021 9/21/2021 3/15/2022 3/15/2022	— —	— 36,681	(4)	400,000	(2)	14.75 6.03	6/3/2031 3/15/2032	280,479 142,500 90,640	(6) (3) (5)	384,256 195,225 124,177
Dr Richard Aguilar	6/3/2021 6/3/2031 9/21/2021 3/15/2022 3/15/2022	— —	— 37,320	(4)	600,700	(2)	14.75 6.03	6/3/2031 3/15/2032	150,000 214,000 85,821	(7) (3) (5)	205,500 293,180 117,575
Robert Camerlinck	6/3/2021 3/15/2022 3/15/2022 3/15/2022 8/10/2022	— —	— 11,546	(4)	600,700	(2)	14.75 6.03	6/3/2031 3/15/2032	214,000 23,369 250,000	(8) (5) (9)	293,180 32,016 342,500
David Armstrong	6/3/2021 6/3/2021 9/21/2021 3/15/2022 3/15/2022	— —	— 27,990	(4)	600,700	(2)	14.75 6.03	6/3/2031 3/15/2032	37,500 214,000 62,737	(7) (3) (5)	51,375 293,180 85,950
(1)

This column represents the aggregate fair market value of the shares underlying the RSUs as of December 31, 2022, based on the closing price of our Class A common stock as reported on the NYSE of $1.37 per share on December 30, 2022 (the last trading day in such fiscal year).

(2)

This stock option is earned in equal 25% portions if the per share price of our Class A common stock equals or exceeds $20 per share, $30 per share, $35 per share or $40 per share, in each case for at least 20 consecutive trading days prior to the 3rd anniversary of the closing of our business combination. Once a stock price hurdle is satisfied, 50% of the earned portion of the stock option vests on the 1st anniversary of such date and the remaining 50% vests on the 2nd anniversary of such date, subject to the NEO’s continued employment on each vesting date or the NEO’s termination by us without “cause” (as defined in each NEO’s employment agreement) or due to the NEO’s death or disability.

(3)	This RSU award vests in 3 equal annual installments on each of August 24, 2023, 2024 and 2025, subject generally to each NEO’s continued employment.
(4)	This stock option vests in 4 equal annual installments, on each anniversary of March 15, 2023, subject generally to continued employment on each vesting date.
(5)	This RSU award vests on December 31, 2023, subject generally to each NEO’s continued employment.
(6)

The Company commenced expensing this award on April 5, 2021, the effective date of Mr. Koppy’s employment agreement, but this RSU award was granted effective upon the date of the filing of the Form S-8. This RSU award vests in 3 equal annual installments on each of April 5, 2023, 2024 and 2025, subject to Mr. Koppy’s continued employment.

(7)

The Company commenced expensing this award on June 3, 2021, the closing of our business combination, but this award was granted effective upon the date of the filing of the Form S-8. This RSU award vests in 3 equal annual installments on each of the 2nd, 3rd and 4th anniversaries of the closing of our business combination, subject generally to each NEO’s continued employment.

(8)	This RSU award vests in 3 equal annual installments on each of August 24, 2023, 2024 and 2025, subject generally to Mr. Camerlinck’s continued employment.
(9)	This RSU award vests in 4 equal annual installments, on each anniversary of August 10, 2022, subject generally to Mr. Camerlinck’s continued employment.

Option Exercises and Stock Vested in Fiscal Year 2022

The following table sets forth the aggregate number of shares of our Class A common stock earned by our NEOs upon vesting of RSUs and the value realized during the fiscal year ended December 31, 2022. During the fiscal year ended December 31, 2022, none of our NEOs exercised any stock options.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (1) ($)
Dr. Marlow Hernandez	647,083	2,771,850
Brian Koppy	231,633	866,176
Dr. Richard Aguilar	207,153	889,904
Robert Camerlinck	94,701	531,345
David Armstrong	146,570	653,531
(1)

The value realized upon vesting of RSUs is calculated by multiplying the number of RSUs vested by the closing market price of a share of our Class A common stock as reported on the NYSE on such vesting date (or, if no market quotations are reported for such date, the most recent preceding date for which there are market quotations).

Potential Payments Upon Termination or Change in Control

The following tables present information concerning estimated payments and benefits that would be provided to our NEOs in the event of certain qualifying terminations of employment, including qualifying terminations of employment in connection with a change in control of the Company. The payments and benefits set forth below are estimated assuming that the termination or change in control event occurred on the last business day of our fiscal year ended December 31, 2022, using the per share closing market price of our Class A common stock on December 30, 2022 (the last trading day in such fiscal year) of $1.37. Actual payments and benefits could be different if such events were to occur on any other date or at any other price or if any other assumptions are used to estimate potential payments and benefits.

In addition, the amounts in the tables below exclude payments that would be made for (i) accrued salary and vacation pay; (ii) distribution of plan balances under our 401(k) plan; (iii) life insurance proceeds in the event of death; and (iv) disability insurance payouts in the event of disability to the extent they have been earned prior to the termination of employment or are provided on a non-discriminatory basis to salaried employees upon termination of employment.

	Qualifying Termination Not in Connection with a Change in Control (1)				Qualifying Termination in Connection with a Change in Control (1)
Name	Cash Severance ($) (2)	Continued Benefits ($) (3)	Equity Acceleration ($)	Total ($)	Cash Severance ($) (4)	Continued Benefits ($) (3)	Equity Acceleration ($) (5)	Total ($)
Dr. Marlow Hernandez	525,000	7,410	—	532,410	875,000	7,410	2,224,306	3,106,716
Brian Koppy	520,000	7,410	—	527,410	715,000	7,410	853,389	1,575,799
Dr. Richard Aguilar	420,000	7,410	—	427,410	720,000	7,410	761,055	1,488,465
Robert Camerlinck	468,277	6,030	—	474,307	936,554	6,030	752,667	1,695,251
David Armstrong	305,500	7,410	—	312,910	540,500	7,410	515,020	1,062,930
(1)

A “qualifying termination” means a termination of employment by either the Company without “cause” (as defined in each NEO’s employment agreement) or by the NEO for “good reason” (as defined in each NEO’s employment agreement), and “in connection with a change in control” means within 12 months after a “sale event” (as defined in our 2021 Plan). A qualifying termination “not in connection with a change in control” means prior to, or more than 12 months after, a “sale event” (as defined in our 2021 Plan).

(2)	Represents the sum of (i) 12 months of the NEO’s base salary, and (ii) a pro-rated portion of the NEO’s target bonus for the year in which termination occurs.

(3)	Represents 12 months of our contribution toward health insurance, based on our actual costs to provide health insurance to the NEO as of the date of termination.
(4)

Represents (i) 2 times the sum of (x) the NEO’s base salary and (y) the average annual incentive compensation paid in each of the 2 completed years prior to the year of his date of termination; and (ii) a pro-rated portion of the NEO’s target bonus for the year in which termination occurs.

(5)

Represents the sum of (i) the value of unvested RSUs held by each NEO as of December 31, 2022, and (ii) the value of each NEO’s PARSUs as of December 31, 2022. In addition, in the event that these equity awards are not substituted, assumed or continued in connection with a “sale event” (as defined in our 2021 Plan), each award will accelerate in full immediately prior to such sale event.

	Termination due to death or disability
Name	Cash Severance ($)	Continued Benefits ($)	Equity Acceleration ($) (1)	Total ($)
Dr. Marlow Hernandez	—	—	420,242	420,242
Brian Koppy	—	—	149,731	149,731
Dr. Richard Aguilar	—	—	144,800	144,800
Robert Camerlinck	—	—	84,971	84,971
David Armstrong	—	—	84,515	84,515
(1)	Represents the value of each NEO’s PARSUs for the 2022 fiscal year.

Equity Compensation Plan Information Table

The following table provides information as of December 31, 2022 regarding shares of Class A common stock that may be issued under the 2021 Plan and the Company’s 2021 Employee Stock Purchase Plan, as amended (the “ESPP”):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted Average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a)) (c)
Equity compensation plans not approved by security holders	—		—		—
Equity compensation plans approved by security holders	21,993,701	(1)	$14.43	(2)	30,091,879	(3)
Total	21,993,701				30,091,879
(1)

Amount includes 11,040,650 shares of Class A common stock issuable upon the exercise of outstanding options granted under the 2021 Plan and 10,953,051 shares of Class A common stock issuable upon vesting of RSUs granted under the 2021 Plan.

(2)	Since RSUs do not have any exercise price, such units are not included in the weighted average exercise price calculation.
(3)

Includes 27,011,952 shares of Class A common stock available for issuance under the 2021 Plan and 3,079,927 shares of Class A common stock available for issuance under the ESPP. The ESPP provides that the number of shares of Class A common stock reserved and available for issuance under the plan will automatically increase on January 1, 2022 and each January 1 thereafter by the least of (i) 1% of the number of shares of Class A common stock outstanding on the immediately preceding December 31; (ii) 15,000,000 shares; or (iii) such lesser number as determined by the Compensation Committee, in its role as the plan administrator. Amount does not include the 2,259,178 shares which were added to the number of shares of Class A common stock reserved and available for issuance under the ESPP on January 1, 2023 as a result of such automatic annual increase.

Pay Ratio Disclosure

In accordance with Item 402(u) of Regulation S-K we determined the ratio of the annual total compensation of our Chief Executive Officer, Dr. Hernandez, relative to the annual total compensation of our median employee. For the purposes of reporting annual total compensation and the ratio of annual total compensation of the Chief Executive Officer to the median employee, the annual total compensation of both our Chief Executive Officer and our median employee were calculated in a manner that is consistent with the disclosure requirements in the Summary Compensation Table.

In 2022, we acquired Serenity Community Mental Health Center LLC and Miami Personal Behavioral LLC (the “Serenity Transaction”) and several additional small businesses. However, such acquisitions have not caused any material change in our employee population or employee compensation arrangements that would significantly impact the pay ratio disclosure. Accordingly, for purposes of calculating the pay ratio set forth below, we used the same median employee we identified for purposes of our 2021 pay ratio.

After applying the methodology described above, the annual total compensation of our median employee for the fiscal year ended December 31, 2022 was $37,916. The annual total compensation of our Chief Executive Officer for the fiscal year ended December 31, 2022 was $4,320,007, as reported in the “Total Compensation” column in the Summary Compensation Table above. Based on this information, for 2022, the ratio of the annual total compensation of our Chief Executive Officer to the annual total compensation of our median employee was 114:1.

The SEC rules for identifying the median employee allow companies to adopt a variety of methodologies, to apply certain exclusions and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. Accordingly, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies have different employee populations and compensation practices and may use different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

Pay Versus Performance

In accordance with the Item 402(v) of Regulation S-K, we are providing the following information regarding the relationship between executive compensation and our financial performance. As we became a publicly traded company in June 2021, we are providing such information only for 2021 and 2022. For purposes of Item 402(v), our Chief Executive Officer is the Principal Executive Officer, or PEO. For additional information on our compensation programs and philosophy and how we design our compensation programs, see the section titled “Compensation Discussion and Analysis”.

					Value of Initial Fixed $100 Investment Based on:
Year	Summary Compensation Table Total for PEO ($) (1)	Compensation Actually Paid to PEO ($) (2)	Average Summary Compensation Table Total for Non-PEO NEOs ($) (3)	Average Compensation Actually Paid to Non-PEO NEOs ($) (4)	Total Shareholder Return ($) (5)	Peer Group Total Shareholder Return ($) (6)	Net Income ($) (7)	Adjusted EBITDA ($) (8)
2022	4,320,006	(11,727,894)	1,884,504	(2,329,181)	15.38	96.45	(428,388,908)	152,506,092
2021	31,685,996	17,524,661	12,179,312	9,310,167	58.93	115.70	(116,737,000)	27,257,041
(1)	Amounts represent the total compensation reported for Dr. Hernandez for each corresponding year in the “Total” column of the Summary Compensation Table above.
(2)

Amounts represent the amount of “compensation actually paid” to Dr. Hernandez, as calculated in accordance with Item 402(v) of Regulation S-K. The dollar amounts do not reflect actual amounts of compensation earned or paid to Dr. Hernandez during the applicable year. In accordance with the requirements of Item 402(v) of Regulation S-K, the following adjustments were made to Dr. Hernandez’ total compensation for each year to determine the “compensation actually paid” to him:

Year	Reported Summary Compensation Table Total for PEO ($)	Less: The Reported Value of Equity Awards ($) (a)	Equity Award Adjustments ($) (b)	Compensation Actually Paid to PEO ($)
2022	4,320,006	(3,961,126)	(12,086,775)	(11,727,894)
2021	31,685,996	(30,988,980)	16,827,645	17,524,661
(a)

Amounts reported in this column reflect the subtraction of the grant date fair value of equity awards, as reported in the “Stock Awards” and “Option Awards” columns in the Summary Compensation Table for the applicable year.

(b)

The equity award adjustments for each applicable year include the addition (or subtraction, as applicable) of the following: (i) the year-end fair value of any equity award granted in the applicable year that are outstanding and unvested as of the end of the year; (ii) the amount of change as of the end of the applicable year (from the end of the prior fiscal year) in fair value of any awards granted in prior years that are outstanding and unvested as of the end of the applicable year; (iii) for awards that are granted and vest in the sample applicable year, the fair value as of the vesting date; (iv) for awards granted in prior years that vest in the applicable year, the amount equal to the change as of the vesting date (from the end of the prior fiscal year) in fair value; (v) for awards granted in prior years that are determined to fail to meet the applicable vesting conditions during the applicable year, a deduction for the amount equal to the fair value at the end of the prior fiscal year; and (vi) the dollar value of any dividends or other earnings paid on stock or option awards in the applicable year prior to the vesting date that are not otherwise reflected in the fair value of such award or included in any other component of total compensation for the applicable year. The valuation assumptions used to calculate fair values did not materially differ from those disclosed at the time of grant. The amounts deducted or added in calculating the equity award adjustments are as follows:

Year	Year End Fair Value of Equity Awards ($)	Year over Year Change in Fair Value of Outstanding and Unvested Equity Awards ($)	Fair Value as of Vesting Date of Equity Awards Granted and Vested in the Year ($) (a)	Year over Year Change in Fair Value of Equity Awards Granted in Prior Years that Vested in the Year ($)	Value of Dividends or other Earnings Paid on Stock or Option Awards not Otherwise Reflected in the fair Value or Total Compensation ($)	Total Equity Award Adjustments ($)
2022	536,284	(12,411,173)	427,725	(639,611)	—	(12,086,775)
2021	16,827,645	—	—	—	—	16,827,645
(a)	Represents PARSUs granted in March 2022 with respect to 2021 performance.
(3)

Amounts represent the average of the amounts reported our NEOs as a group (excluding our PEO), in the “Total” column of the Summary Compensation Table in each applicable year. The names of each of the NEOs included for purposes of calculating the average amounts were (i) for 2022, Brian Koppy, Dr. Richard Aguilar, Robert Camerlinck, and David Armstrong, and (ii) for 2021, Brian Koppy, Dr. Richard Aguilar, David Armstrong and Mark Novell.

(4)

Amounts represent the average amount of “compensation actually paid” to the NEOs as a group (excluding our PEO), as computed in accordance with Item 402(v) of Regulation S-K. The dollar amounts do not reflect the actual average amount of compensation earned by or paid to the NEOs as a group (excluding our PEO) during the applicable year. In accordance with the requirements of Item 402(v) of Regulation S-K, the following adjustments were made to average total compensation for the NEOs as a group (excluding our PEO) for each year to determine the “compensation actually paid”, using the same methodology described above in footnote 2:

Year	Average Reported Summary Compensation Table Total for NEOs	Average Reported Value of Equity Awards ($) (a)	Equity Award Adjustments ($) (b)	Average Compensation Actually Paid to NEOs (excluding the PEO) ($)

2022	1,884,504	(1,547,160)	(2,666,524)	(2,329,181)
2021	12,179,312	(6,739,185)	3,870,039	9,310,167
(a)

Amounts reported in this column reflect the subtraction of the grant date fair value of equity awards, as reported in the “Stock Awards” and “Option Awards” columns in the Summary Compensation Table for the applicable year.

(b)

The equity award adjustments for each applicable year include the addition (or subtraction, as applicable) of the following: (i) the year-end fair value of any equity award granted in the applicable year that are outstanding and unvested as of the end of the year; (ii) the amount of change as of the end of the applicable year (from the end of the prior fiscal year) in fair value of any awards granted in prior years that are outstanding and unvested as of the end of the applicable year; (iii) for awards that are granted and vest in the sample applicable year, the fair value as of the vesting date; (iv) for awards granted in prior years that vest in the applicable year, the amount equal to the change as of the vesting date (from the end of the prior fiscal year) in fair value; (v) for awards granted in prior years that are determined to fail to meet the applicable vesting conditions during the applicable year, a deduction for the amount equal to the fair value at the end of the prior fiscal year; and (vi) the dollar value of any dividends or other earnings paid on stock or option awards in the applicable year prior to the vesting date that are not otherwise reflected in the fair value of such award or included in any other component of total compensation for the applicable year. The valuation assumptions used to calculate fair values did not materially differ from those disclosed at the time of grant. The amounts deducted or added in calculating the equity award adjustments are as follows:

Year	Average Year End Fair Value of Equity Awards ($)	Year over Year Average Change in Fair Value of Outstanding and Unvested Equity Awards ($)	Average Fair Value as of Vesting Date of Equity Awards Granted and Vested in the Year ($) (a)	Average Year over Year Change in Fair Value of Equity Awards Granted in Prior Years that Vested in	Average Value of Dividends or other Earnings Paid on Stock or Option Awards not Otherwise Reflected in the fair	Total Average Equity Award Adjustments ($)

2022	270,989	(2,901,683)	214,761	(250,591)	—	(2,666,524)
2021	3,870,039	—	—	—	—	3,870,039
(a)	Represents PARSUs granted in March 2022 with respect to 2021 performance.
(5)

Cumulative TSR is calculated by dividing the sum of the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and the difference between the Company’s share price at the end and the beginning of the measurement period by the Company’s share price at the beginning of the measurement period.

(6)

Represents the weighted peer group TSR, weighted according to the respective companies’ stock market capitalization at the beginning of each period for which a return is indicated. The peer group used for this purpose is the following published industry index: S&P 500 Health Care Index.

(7)	The dollar amounts reported represent the amount of net income reflected in our audited financial statements for the applicable year.
(8)

Company Selected Measure is defined as Adjusted EBITDA, where “EBITDA” is defined as net income (loss) before interest, income taxes, depreciation and amortization and “Adjusted EBITDA” is defined as EBITDA, adjusted to add back the effect of certain expenses, such as stock-based compensation expense, non-cash goodwill impairment loss, transaction costs (consisting of transaction costs and corporate development payroll costs), restructuring and other charges, fair value adjustments in contingent consideration, loss on extinguishment of debt and changes in fair value of warrant liabilities. For the periods through December 31, 2022, in calculating Adjusted EBITDA, we also excluded the impact of de novo losses consisting of costs associated with the ramp up of new medical centers and losses incurred for the 12 months after the opening of a new facility. While we consider numerous financial and non-financial performance measures for the purpose of evaluating and determining executive compensation, we consider Adjusted EBITDA, which is one of the measures used to determine annual cash incentive compensation for our NEOS, to be the most important performance measure that we used to link “compensation actually paid” to the NEOs for fiscal year 2022 to our performance for 2022.

Financial Performance Measures

For the most recently completed fiscal year, the most important financial measures that we used to link executive compensation actually paid to our NEOs to our performance are as follows:

•	Adjusted EBITDA

•	Revenue

•	Total Shareholder Return

Analysis of the Information Presented in the Pay Versus Performance Table

Our Cumulative TSR compared to Cumulative TSR of the Peer Group

The following chart provides a graphical representation of our cumulative TSR versus the TSR of our industry peer group, the S&P 500 Health Care Index. Our cumulative TSR assumes an initial fixed investment of $100 in our Class A common stock on June 4, 2021, the date of the closing of our business combination, and reinvestment of dividends, if any, through December 31, 2022.

Compensation Actually Paid and Cumulative TSR

The following chart provides a graphical representation of the “compensation actually paid” to Dr. Hernandez, our PEO, and the average of the “compensation actually paid” to our non-PEO NEOs versus cumulative TSR.

Compensation Actually Paid and Net Income

The following chart provides a graphical representation of the “compensation actually paid” to Dr. Hernandez, our PEO, and the average of the “compensation actually paid” to our non-PEO NEOs versus net income (loss).

Compensation Actually Paid and Adjusted EBITDA

The following chart provides a graphical representation of the “compensation actually paid” to Dr. Hernandez, our PEO, and the average of the “compensation actually paid” to our non-PEO NEOs versus Adjusted EBITDA.

Compensation Committee Interlocks and Insider Participation

During 2022, the following directors, all of whom are independent directors, served on our Compensation Committee: Dr. Lewis Gold, Angel Morales and Dr. Alan Muney. None of our executive officers serve as a member of a board of directors or Compensation Committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our Board or Compensation Committee.

Non-Employee Director Compensation

We believe that a combination of cash and equity compensation is appropriate to attract and retain, on a long-term basis, high-caliber individuals to serve on our Board of Directors. We further believe that it is appropriate to provide cash compensation to our non-employee directors to compensate them for their time and effort and to provide equity compensation to our non-employee directors to align their long-term interests with those of the Company and our stockholders.

In connection with our business combination, our Compensation Committee engaged KPMG International as its compensation consultant to advise on, among other things, non-employee director compensation matters. In doing so, our Compensation Committee reviewed and considered peer group compensation data prepared by KPMG International.

Based on the recommendations provided by KPMG International and upon the recommendation of our Compensation Committee, in June 2021 our Board of Directors adopted a non-employee director compensation policy for the compensation of our non-employee directors following our business combination. Under our non-employee director compensation policy, each non-employee director will be paid cash retainers for services provided to our Company, as set forth below:

Member Annual Fee ($)
Annual service on our Board of Directors	50,000
Additional retainer for Lead Independent Director	35,000

In May 2022, our Board of Directors elected to revise our non-employee director compensation policy to provide that for future services the cash retainers would be paid in the form of RSUs in lieu of cash.

In addition, pursuant to our non-employee director compensation policy, each non-employee director will receive an annual grant of RSUs under the 2021 Plan with a grant date fair market value of $200,000. The RSUs will vest in a single installment on the earlier to occur of the 1st anniversary of the grant date or the next annual meeting, subject to continued service as a director through such vesting date. Any outstanding unvested RSU awards will accelerate in full upon a sale event (as defined in our 2021 Plan).

In addition, our director compensation policy provides that non-employee directors will be reimbursed for all travel expenses incurred by such non-employee directors in attending meetings of our Board of Directors or any committee thereof.

Fiscal Year 2022 Director Compensation Table

The following table provides information regarding the total compensation that was earned by or paid to each of our non-employee directors during the fiscal year ended December 31, 2022. Other than as set forth in the table and described below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our Board of Directors. Dr. Marlow Hernandez, our Chief Executive Officer, did not receive any compensation for his service as a member of our Board of Directors during 2022, other than the compensation he received for his service as our CEO. Dr. Hernandez’s compensation for service as an employee for the fiscal year ended December 31, 2022 is presented above under the heading “Executive Compensation – Summary Compensation Table.” In addition, we reimburse non-employee directors for travel expenses incurred in attending meetings of our Board of Directors or any committee thereof.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Total ($) (3)
Elliot Cooperstone	48,937	327,980	376,917
Dr. Lewis Gold	48,937	327,980	376,917
Jacqueline Guichelaar	48,937	327,980	376,917
Angel Morales	48,937	327,980	376,917
Dr. Alan Muney	48,937	327,980	376,917
Kim Rivera	48,937	327,980	376,917
Barry S. Sternlicht	48,937	327,980	376,917
Solomon Trujillo	83,194	362,981	446,175
(1)	The fees reported reflect fees for services provided by each non-employee director in 2021 which were paid in 2022.
(2)

Amounts shown reflect the grant date fair value of RSUs granted during the fiscal year ended December 31, 2022, computed in accordance with FASB ASC Topic 718 excluding any estimates of forfeitures related to service-based vesting conditions. For information regarding assumptions underlying the valuation of equity awards, see “Note 17, Stock-Based Compensation” to our 2022 Form 10-K. The amounts reported in this column reflect the accounting cost for these RSUs and do not correspond to the actual economic value that may be received by the directors upon the vesting or settlement of the RSUs.

(3)	As of December 31, 2022, our non-employee directors serving on that date held the following number of outstanding RSUs:

Name	RSUs (#)
Elliot Cooperstone	48,077
Dr. Lewis Gold	48,077
Jacqueline Guichelaar	48,077
Angel Morales	48,077
Dr. Alan Muney	48,077
Kim Rivera	48,077
Barry S. Sternlicht	48,077
Solomon Trujillo	54,808

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information about the beneficial ownership of shares of our Class A common stock and Class B common stock as of March 13, 2023 for:

•	each person or group known to us who beneficially owns more than 5% of our Class A common stock and Class B common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

Each stockholder’s percentage ownership is based on 264,174,645 shares of our Class A common stock and 264,003,919 shares of our Class B common stock outstanding as of March 13, 2023. Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days of March 13, 2023. Shares of Class A common stock subject to options or restricted stock units (“RSUs”) that are currently exercisable or exercisable or will vest within 60 days of March 13, 2023 are deemed to be outstanding and beneficially owned by the person holding the options or RSUs. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each stockholder identified in the table possesses sole voting and investment power over all Class A common stock and Class B common stock shown as beneficially owned by the stockholder.

Unless otherwise noted below, the address of each beneficial owner listed on the table is c/o Cano Health, Inc., 9725 NW 117th Avenue, Miami, Florida 33178. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

Name of Beneficial Owner	Shares of Class A Common Stock Beneficially Owned		Shares of Class B Common Stock Beneficially Owned (1)		% of Total Voting Power (2)
Greater than 5% Holders:	Number	% of Class	Number	% of Class

Funds affiliated with Diameter Capital Partners LP (3)	21,620,941	8.18%	0	—	4.09%
The Vanguard Group (4)	16,187,584	6.13%	—	—	3.06%
ITC Rumba, LLC (5)	—	—	159,780,988	60.52%	30.25%
JPMorgan Chase & Co. (6)	15,724,437	5.95%	—	—	2.98%
BlackRock, Inc. (7)	13,033,731	4.93%	—	—	2.47%
Directors and Executive Officers:
Dr. Marlow Hernandez (8)	2,986,923	1.13%	22,104,622	8.37%	4.75%
Brian D. Koppy	290,999	*	—	—	*
Richard Aguilar (9)	469,080	*	11,560,023	4.38%	2.28%
David Armstrong	172,916	*	874,453	*	*
Mark Novell	29,835	*	—	—	*
Robert Camerlinck	23,557,812	8.92%	—	—	*
Jacqueline Guichelaar	62,902	—	—	—	—
Angel Morales (10)	62,902	—	6,968,507	2.64%	1.33%
Dr. Alan Muney	62,902	—	—	—	—
Kim M. Rivera	62,902	—	—	—	—
Solomon D. Trujillo (11)	166,633	*	13,680,443	5.18%	2.62%
All Directors and Executive Officers as a Group (11 persons)	27,925,806	10.05%	55,188,048	20.57%	15.74%

*	Less than 1%.
(1)

Class B common stock will entitle the holder thereof to 1 vote per share. Subject to the terms of the Second Amended and Restated Limited Liability Company Agreement of Primary Care (ITC) Intermediate Holdings, LLC, the common limited liability company units of Primary Care (ITC) Intermediate Holdings, LLC, together with an equal number of shares of Class B common stock, are exchangeable for shares of Class A common stock on a 1-for-1 basis.

(2)

Based on 264,174,645 shares of Class A common stock and 264,003,919 shares of Class B common stock issued and outstanding as of March 13, 2022. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Exchange Act and the information is not necessarily indicative of beneficial ownership for any other purpose. Under that rule, beneficial ownership includes any shares as to which the individual or entity has voting power or investment power and any shares that the individual or entity has the right to acquire within 60 days of March 13, 2023, through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes or table, each individual or entity has sole voting and investment power, or shares such powers with their spouse, with respect to the shares shown as beneficially owned.

(3)

Represents the aggregate ownership of shares of Class A common stock held by Diameter Master Fund LP; Diameter Dislocation Master Fund LP; and Diameter Dislocation Master Fund II LP. Diameter Capital Partners LP is the investment manager (the “Investment Manager”) of each of Diameter Master Fund LP, Diameter Dislocation Master Fund LP and Diameter Dislocation Master Fund II LP and, therefore, has investment and voting power over the shares of Class A common stock owned by such entities. Scott Goodwin and Jonathan Lewinsohn, as the sole managing members of the general partner of the Investment Manager, make voting and investment decisions on behalf of the Investment Manager. As a result, the Investment Manager, Mr. Goodwin and Mr. Lewinsohn may be deemed to be the beneficial owners of such Class A common stock. Notwithstanding the foregoing, each of Mr. Goodwin and Mr. Lewinsohn disclaim any such beneficial ownership. The business address of Diameter Capital Partners LP is 55 Hudson Yards, 29th Floor, New York, NY 10001.

(4)

The Vanguard Group, Inc. has shared voting power over 273,752 shares of Class A common stock, sole dispositive power over 15,779,667 shares of Class A common stock and shared dispositive power over 407,917 shares of Class A common stock. This information is based on a Schedule 13G/A filed with the SEC on February 9, 2023. The Vanguard Group’s business address is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355. Reported ownership includes shares held by subsidiaries listed in the filing.

(5)	The business address of ITC Rumba, LLC is 444 Madison Avenue, 35th Floor, New York, New York 10022.
(6)

JPMorgan Chase & Co. may be deemed the beneficial owner of 15,724,437 shares of Class A common stock beneficially owned by its subsidiaries, JPMorgan Chase Bank, National Association, J.P. Morgan Alternative Asset Management Inc., J.P. Morgan Investment Management Inc., and 55I, LLC. This information is based on a Schedule 13G filed with the SEC on January 9, 2023. The business address of JPMorgan Chase & Co. is 383 Madison Avenue, New York, NY 10179.

(7)

BlackRock, Inc. has sole power to vote or to direct the vote with respect to 12,846,017 shares of Class A common stock and sole power to dispose or to direct the disposition of 13,033,731 shares of Class A common stock. This information is based on a Schedule 13G filed with the SEC on February 3, 2023. The business address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

(8)

Represents: (1) 2,398,870 shares of Class A common stock and 473,469 public warrants to purchase Class A common stock held by Dr. Hernandez; (2) (i) 22,034,622 shares of Class B common stock held by Hernandez Borrower Holdings LLC and (ii) 70,000 shares of Class B common stock held by Dr. Hernandez; and (3) 67,597 shares of Class A common stock and 46,987 public warrants to purchase Class A common stock held by the Marlow B. Hernandez 2020 Family Trust. Dr. Hernandez has sole voting and dispositive power with respect to all of these shares and therefore is a beneficial owner of these shares.

(9)

Represents: (1) 422,370 shares of Class A common stock; (2) 46,710 public warrants to purchase Class A common stock; and (3) 675,940 shares of Class B common stock held by Dr. Aguilar. Also consists of 10,884,083 shares of Class B common stock held by Aguilar Borrower Holdings LLC. Mr. Aguilar is the sole member of Aguilar Borrower Holdings LLC and is therefore the beneficial owners of these shares.

(10)

Consists of: (1) 62,902 RSUs held by Mr. Morales that have vested or will vest within 60 days of March 13, 2023; and (2) 6,968,507 shares of Class B common stock held by Morales Borrower Holdings LLC. Mr. Morales’s spouse and mother have shared voting and dispositive power with respect to these shares and are therefore the beneficial owners of these shares. Mr. Morales expressly disclaims beneficial ownership as to any of these shares, except to the extent of his pecuniary interest therein.

(11)

Consists of: (1) 166,633 shares of Class A common stock held by Mr. Trujillo; and (2) 13,680,443 shares of Class B common stock held by Trujillo Group, LLC. Mr. Trujillo is the sole member of Trujillo Group, LLC and therefore is a beneficial owner of these shares.

As previously disclosed on the Form 4 and Schedule 13D/A filed by Dr. Hernandez and the Form 4 filed by Dr. Aguilar on April 6, 2023, Dr. Hernandez, Dr. Aguilar, Mr. Camerlinck and certain other parties thereto (the parties other than Mr. Camerlinck, the “Transferors”) entered into that certain Stock Purchase and Repayment Agreement, dated as of April 5, 2023 (the “SPRA”), pursuant to which 20,000,000 shares of Class B common stock were transferred to Mr. Camerlinck (the “Transferred Shares”), of which Dr. Hernandez transferred 8,536,936 shares and Dr. Aguilar transferred 4,991,807 shares. The Transferred Shares are subject to a call option provided for in the SPRA (exercisable at the option of each Transferor until April 5, 2024 in respect of the Transferred Shares transferred to Mr. Camerlinck by such Transferor), and Mr. Camerlinck has agreed not to sell or transfer the Transferred Shares while such call options can be exercised, other than in certain circumstances, including a Company Sale (as defined in the SPRA), in each case as more fully described in the Schedule 13D/A filed by Dr. Hernandez on April 6, 2023. This information is not included in the beneficial ownership table set forth above, as such table reflects information about the beneficial ownership of shares of the Company’s common stock as of March 13, 2023.

Equity Compensation Plan Information Table

The following table provides information regarding shares of Class A common stock that may be issued under the 2021 Stock Option and Incentive Plan (the “2021 Plan”) and the Company’s 2021 Employee Stock Purchase Plan, as amended (the “ESPP”) as of December 31, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted Average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a)) (c)
Equity compensation plans not approved by security holders	—		—		—
Equity compensation plans approved by security holders	21,993,701	(1)	$14.43	(2)	30,091,879	(3)

Total	21,993,701				30,091,879

(1)

Amount includes 11,040,650 shares of Class A common stock issuable upon the exercise of outstanding options granted under the 2021 Plan and 10,953,051 shares of Class A common stock issuable upon vesting of RSUs granted under the 2021 Plan.

(2)	As RSUs do not have any exercise price, such units are not included in the weighted average exercise price calculation.
(3)

Includes 27,011,952 shares available for issuance under the 2021 Plan and 3,079,927 shares available for issuance under the ESPP. The ESPP provides that the number of shares reserved and available for issuance under the ESPP will automatically increase on January 1, 2022 and each January 1 thereafter by the least of: (i) 1% of the number of shares of the Company’s Class A common stock outstanding on the immediately preceding December 31; (ii) 15,000,000 shares; or (iii) such lesser number as determined by the ESPP’s administrator, which is the Company’s Compensation Committee. Amount does not include the 2,259,178 shares of Class A common stock which were added to the number of shares reserved and available for issuance under the ESPP on January 1, 2023 as a result of such automatic annual increase.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Policies for Approval of Related Party Transactions

The Board has adopted a Related Person Transaction Policy that sets forth the policies and procedures regarding the identification, review, consideration and oversight of “related person transactions.” A “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which Cano Health or any of its subsidiaries are participants and a “related person” has a direct or indirect interest.

A related person is any executive officer, director, nominee to become a director or a holder of more than 5% of any class of the Company’s voting securities, including any of their immediate family members and affiliates, including entities owned or controlled by such persons.

The Company’s Audit Committee is responsible for reviewing the material facts of all related person transactions. The Company is responsible for providing the Audit Committee with all material information regarding the related person transaction, the interest of the related person and any of the Company’s potential disclosure obligations in connection with such related person transaction. To identify related person transactions in advance, the Company relies on information supplied by the Company’s executive officers, directors and certain significant stockholders. In considering related person transactions, the Company’s Audit Committee takes into account, among other factors that it deems appropriate, whether the related person transaction is on terms no less favorable to the Company than terms generally available in a transaction with an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the related person transaction.

Related Party Transactions

Other than compensation arrangements for our directors and named executive officers, which are described in Item 11 of this Amendment No. 1 above, we describe transactions during the last fiscal year to which we were a participant or will be a participant, in which (1) the amounts involved exceeded or will exceed $120,000; and (2) any of our directors, executive officers, or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.

Significant Shareholder Relationship

On March 8, 2023, the Company issued an aggregate of 21,620,941 shares of Class A common stock to funds affiliated with Diameter Capital Partners LP (collectively, “Diameter”) upon the exercise of the warrants that were issued to Diameter pursuant to the Warrant Agreement, dated as of February 24, 2023, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent and transfer agent. The warrants were issued in connection with the consummation of a senior secured term loan to the Company from Diameter and Rubicon Credit Holdings LLC in the aggregate principal amount of $150.0 million. The term loan bears interest at a rate equal to (i) on or prior to February 24, 2025, 14% per annum, payable quarterly either (at the Company’s election) in cash or in kind by adding such amount to the principal balance of the term loan and (ii) thereafter, 13% per annum, payable quarterly in cash. The term loan will mature on November 23, 2027.

MedCloud Depot, LLC Relationship

On August 1, 2022, the Company appointed Bob Camerlinck as the Company’s Chief Operating Officer. Mr. Camerlinck owns 20% of MedCloud Depot, LLC (“MedCloud”), a Florida-based software development firm that specializes in health information technology and data warehousing. The Company has a license agreement with MedCloud pursuant to which MedCloud has granted the Company a non-exclusive, non-transferable license to use their software. The Company paid MedCloud $2.6 million for the year ended December 31, 2022. The Company owed MedCloud $0.3 million as of December 31, 2022.

Dental Excellence and Onsite Dental Relationships

On April 14, 2022, CD Support, LLC (“Onsite Dental”) acquired Dental Excellence Partners, LLC (“DEP”), a company who at the time of the acquisition was owned by the spouse of Dr. Marlow Hernandez, the Company’s Chief Executive Officer, and entered into a dental services agreement with the Company. Dr. Hernandez’s spouse became a minority shareholder of Onsite Dental upon closing of the acquisition and remains a member of their Board of Directors and Dr. Hernandez’s brother and mother are employed as dentists at DEP.

The Company has various sublease agreements with Onsite Dental. The Company recognized sublease income of approximately $0.7 million during the year ended December 31, 2022. As of December 31, 2022, an immaterial amount was due to the Company pursuant to these agreements.

On October 9, 2020, the Company entered into a dental services agreement with DEP pursuant to which DEP agreed to provide dental services for the Company’s managed care members. The Company paid DEP approximately $1.5 million during the year ended December 31, 2022. As of December 31, 2022, no balance was due to DEP. Subsequent to Onsite Dental acquiring DEP, the Company entered into a new dental services administration agreement with Onsite Dental to provide dental services for the Company’s managed care members. The Company paid Onsite Dental approximately $8.2 million for the year ended December 31, 2022. As of December 31, 2022, $1.4 million was owed to Onsite Dental.

Operating Leases

The Company indirectly leased a medical space from Mr. Camerlinck, the Company’s Chief Operating Officer. For the medical space, the Company paid Humana, Inc., a managed care organization with whom the Company has entered into multi-year agreements (“Humana”), $0.6 million and Humana paid the Company’s Chief Operating Officer $0.3 million in respect of such medical space for the year ended December 31, 2022. In addition, the Company’s Chief Operating Officer leased 3 other properties directly to the Company and was paid $0.4 million in respect of such medical space for the year ended December 31, 2022.

General Contractor Agreements

As of December 31, 2018, the Company has entered into various general contractor agreements with a company that is controlled by the father of the Company’s Chief Executive Officer under which the contractor performs leasehold improvements at various Company locations, as well as providing various repairs and related maintenance services. Payments made pursuant to the general contractor agreements, as well as amounts paid for repair and maintenance services, totaled approximately $7.9 million for the year ended December 31, 2022.

Other

The Chief Executive Officer’s sister-in-law is employed at the Company as its director of payroll and during 2022 her cash compensation was approximately $135,000, which the Company believes is at market rates.

For services rendered in 2021, the Company issued 25,386 shares of Class A common stock to Mr. Camerlinck, the Company’s Chief Operating Officer, in September 2022 as finder’s fee in connection with the Company’s acquisition of Doctor’s Medical Center, LLC and its affiliates in 2021.

Independence of the Board

The NYSE has adopted independence standards for companies listed on the NYSE, which apply to Cano Health. These standards require a majority of the Board to be independent and every member of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee to be independent. NYSE standards provide that a director is considered independent only if the Board “affirmatively determines that the director has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company).” In addition, the NYSE prescribes certain other “independence” standards.

To determine which of its members is independent, the Board uses the standards prescribed by the NYSE and also considers other relevant facts and circumstances, including whether a director had any other past or present relationships with Cano Health that created conflicts or the appearance of conflicts. Based on its most recent review, the Board has affirmatively determined that Dr. Muney, Messrs. Trujillo and Morales and Mmes. Guichelaar and Rivera meet the requirements to be independent directors.

Our Board has a standing Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Our Board has determined that all of the members of each such committee are independent under applicable NYSE and SEC rules.

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional services rendered by Ernst & Young LLP (“EY”) for the integrated audit of the Company’s annual financial statements and internal control over financial reporting and fees billed for other services rendered by EY:

	2022	2021
Audit Fees	$3,984,674	$4,885,093
Audit-Related Fees	—	$505,000
Tax Fees	—	$137,500
All Other Fees	—	—

Total	$3,984,674	$5,527,593

In the above table, and in accordance with SEC definitions and rules: (1) “audit fees” are fees for professional services for the audit of the Company’s consolidated financial statements included in Form 10-K, review of unaudited interim consolidated financial statements included in Form 10-Qs, and for services that are normally provided by EY in connection with statutory and regulatory filings or engagements; (2) “audit-related fees” are fees for assurance and related services that are reasonably related to EY’s performance of the audit or review of the Company’s consolidated financial statements; and (3) “all other fees” are fees for any services rendered by EY that are not included in the 1st 2 categories.

The Audit Committee has a Pre-Approval Policy for Audit and Non-Audit Services. The Audit Committee is required to pre-approve EY’s audit and non-audit services in order to ensure that the provision of such services does not impair EY’s independence from the Company. The Audit Committee may delegate pre-approval authority to the chair of the Audit Committee, who is responsible for reporting any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee may pre-approve specified types of services that are expected to be provided to us by EY. The term of any pre-approval is 12 months from the date of pre-approval, unless the Audit Committee approves a different period. Any such pre-approval details the particular service or type of services to be provided and is also generally subject to a maximum dollar amount. Any proposed services exceeding the Audit Committee’s pre-approved cost levels or budgeted amounts will also require separate pre-approval by the Audit Committee. Pre-approval is waived for non-audit services that satisfy the “de minimis” provisions of Section 10A(i)(1)(B) of the Exchange Act. The Audit Committee pre-approved all services provided by EY.

Audit Committee Report

The Audit Committee oversees our financial reporting process on behalf of the Board. The Audit Committee is comprised of 4 independent directors (as defined by the NYSE listing standards) and met 8 times in 2022. Our Audit Committee operates under a written charter, which is posted on our website at www.canohealth.com. The information found on, or accessible through, our website is not incorporated into, and does not form a part of, this proxy statement or any other report or document we file with or furnish to the SEC. As provided in its charter, the Audit Committee’s oversight responsibilities include monitoring the integrity of our financial statements (including reviewing financial information, the systems of internal controls, the audit process, and the independence and performance of our internal audit function and independent registered public accounting firm) and our compliance with legal and regulatory requirements. However, management has the primary responsibility for the financial statements and the reporting process, including our systems of internal controls. In fulfilling its oversight responsibilities, the Audit Committee

•	reviewed and discussed the audited financial statements for the year ended December 31, 2022 with our management;

•	discussed with EY the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (“PCAOB”) and the SEC; and

•

received the written disclosures and the letter from EY required by the PCAOB’s applicable requirements regarding EY’s communications with the Audit Committee concerning EY’s independence, and has discussed with EY that firm’s independence.

Based on the Audit Committee’s review and discussions noted above, the Audit Committee recommended to the Board that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Respectfully submitted by:

Angel Morales (Chair)

Jacqueline Guichelaar

Dr. Alan Muney

Kim Rivera

The Audit Committee Report shall not be deemed soliciting material or filed with the SEC and shall not be deemed incorporated by reference into any prior or future filings made by us under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate such information by reference. In addition, this document includes website addresses, which are intended to provide inactive, textual references only. The information on these websites is not part of this document.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements and Schedules

The financial statements and financial statement schedules are included in Item 8 of the Original Form 10-K.

(b)	Exhibits

The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original Form 10-K. The “Exhibit Index” to this Form 10-K/A sets forth the additional exhibits required to be filed with this Form 10-K/A.

Exhibit Index

Exhibit Number	Description

31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 6, 2023	CANO HEALTH, INC.

	By	/s/ Dr. Marlow Hernandez
Name: Dr. Marlow Hernandez
Title: Chief Executive Officer
(Principal Executive Officer)