Form 10-Q
period 2023-03-31
Cano Health, Inc.
filed 2023-05-09
CIK 1800682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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

As of May 7, 2023 the registrant had 278,925,591 shares of Class A common stock outstanding and 257,145,729 shares of Class B common stock outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements relate to future events and involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and could materially affect actual results, performance or achievements. Such forward-looking statements include, without limitation, our anticipated performance, operations, financial strength, potential, and prospects for long-term shareholder value creation, our anticipated results of operations, including our business strategies, our projected costs, prospects and plans, and other aspects of our operations or operating results. These forward-looking statements generally can be identified by phrases such as “will,” “expects,” “anticipates,” “believes,” “foresees,” “forecasts,” “plans,” “intends,” “estimates” or other words or phrases of similar import, including, without limitation:

i.our ability to achieve or maintain profitability, such as (a) our belief that we still maintain significant growth runway; (b) our belief that in our capitated arrangement, our goals are well-aligned with payors and patients alike in that our strategy is based upon the expectation that the more we improve health outcomes, the more profitable we will be over time; (c) our belief that our ability to organically add new members is a key driver of our growth; (d) our belief that we have a large embedded growth opportunity within our existing medical center base; (e) our belief that in medical centers that are approaching full capacity, we are able to augment our footprint by expanding our existing medical centers, opening de novo centers or acquiring centers that are more convenient for our members; and (f) our belief that as we add members to our existing medical centers, we expect these members to contribute significant incremental economics as we leverage our fixed cost base at each medical center;

ii.our plans to execute our business plan and strategies, such as (a) our belief that our model is well-positioned to capitalize on the large and growing opportunity being driven by the marketplace’s shift to value-based care, demographic tailwinds in the market and the increased focus on improving health outcomes, care quality and the patient experience; (b) our belief that our contracted recurring revenue model offers us highly predictable revenue and rewards us for providing high-quality care, rather than driving a high volume of services; (c) our belief that our members visits to our medical centers are designed to lead to healthier and happier members; (d) our belief that our high NPS speaks to our ability to deliver high-quality care with superior member satisfaction; (e) our belief that we represent an attractive opportunity for payors to meaningfully improve their overall membership growth in a given market without assuming any financial downside; (f) our belief that that our affiliate model is an important growth avenue as it serves as a feeder into our acquisition pipeline, enabling us to evaluate and target affiliated practices for acquisition based on our operational experience with them; (g) our belief that believe that our payor relationships will continue to be long-lasting and enduring and that these plans and others are seeking further opportunities to expand their relationship with us beyond our current markets; (h) our belief that having payor relationships in place reduces the risk of entering into new markets and that maintaining, supporting and growing these relationships, particularly as we enter new geographies, is critical to our long-term success; (i) our belief that we are capable of delivering membership growth, clinical quality and medical cost management to health plans, based on our care coordination strategy, differentiated quality metrics and strong relationships with members and that this alignment of interests and our highly effective care model will ensure continued success with our payor partners; and (j) our mission and vision, including to improve patient health by delivering superior primary care medical services, while forging life-long bonds with our members and to become a leader in primary care by improving the health, wellness and quality of life of the communities we serve, while reducing healthcare costs;

iii.our plans to achieve our expected business and financial results, including patient membership objectives, targeted medical claims expense ratios, estimated reimbursement rates, estimated revenues, estimated gross margins, and estimated cost levels, such as (a) our plans to significantly reduce our investments in de novo medical centers in 2023;

iv.our expectations regarding the impact of changes in applicable laws, rules or regulations, including with respect to health plans and payors and our relationships with such plans and payors, and provisions that impact Medicare and Medicaid programs;

v.our expectations regarding our sources and uses of cash and liquidity, such as (a) our expectation that our existing cash position, along with our expected cash generation through operations and our revolving line of credit will be sufficient to fund our operating and capital expenditure requirements through at least the next 12 months from the date of issuance of our unaudited condensed consolidated financial statements included in this Form 10-Q; (b) our expectation that our net cash used in investing activities will be less in 2023 due to a significant reduction in spending on de novo medical centers; (c) our expectation that our interest expense will increase by approximately $18.0 million in 2023 driven by the 2023 Term Loan; (d) our reduction in expected capital expenditures; and (e) our expectation that in 2023, we will incur approximately $81.0 million in cash interest payments (which excludes approximately $19.0 million of non-cash PIK interest under the 2023 Term Loan) and approximately $15.0 million in capital expenditures;

vi.our expectations regarding the outcome of any pending legal or regulatory proceedings; such as our (a) expectation that we have meritorious defenses to the allegations in the lawsuit captioned Alberto Gonzalez v. Cano Health, Inc. f/k/a Jaws Acquisition Corp., et al. Alberto Gonzalez v. Cano Health, Inc. f/k/a Jaws Acquisition Corp., et al. (No. 1:22-cv-20827) and our plans to vigorously defend against such action; (b) our expectation that the resolution of various other asserted and unasserted potential claims encountered in the normal course of business will not have a material effect on our consolidated financial position, results of operations or cash flows; and (c) the Company believes that the former directors’ claims in Sternlicht et al. v. Hernandez et al., C.A. No. 2023-0477-PAF, are speculative and without merit and the Company’s expectation to vigorously defend against such lawsuit; and

vii.our estimates and judgments regarding our various tax positions, including regarding our deferred tax assets, our belief that no tax uncertainties exist based on analyzing our filing positions in the Federal, State, local and foreign jurisdictions where we are required to file income tax returns for all open tax years and our belief that we have adequately provided for any reasonably foreseeable outcomes related to the IRS tax examination of our income tax return for the year ended December 31, 2020 and that any settlement related thereto will not have a material adverse effect on our consolidated financial statements.

These forward-looking statements are based on information available to us at the time of this report and our current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known or unknown factors, and it is impossible for us to anticipate all factors that could affect our actual results. It is uncertain whether any of the events anticipated by our forward-looking statements will transpire or occur, or if any of them do, what impact they will have on our results of operations and financial condition. Important risks and uncertainties that could cause our actual results and financial condition to differ materially from those indicated in our forward-looking statements include, among others, changes in market or industry conditions, changes in the regulatory environment, competitive conditions, and/or consumer receptivity to our services; changes in our strategy, future operations, prospects and plans; developments and uncertainties related to the Direct Contracting Entity program; our ability to realize expected financial results, including with respect to patient membership, total revenue and earnings; our ability to predict and control our medical cost ratio; our ability to grow market share in existing markets and continue our growth; our ability to integrate our acquisitions and achieve desired synergies; our ability to maintain our relationships with health plans and other key payors; our future capital requirements and sources and uses of cash, including funds to satisfy our liquidity needs; our ability to attract and retain members of management and our Board of Directors; and/or our ability to recruit and retain qualified team members and independent physicians.

Actual results may also differ materially from such forward-looking statements for a number of other reasons, including those set forth in our filings with the SEC, including, without limitation, the risk factors identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 15, 2023, as amended by our Annual Report on Form 10-K/A, filed with the SEC on April 7, 2023 (the “2022 Form 10-K”), as well as our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we have filed or will file with the SEC during 2023 (which may be viewed on the SEC’s website at http://www.sec.gov or on our website at http://www.investors.canohealth.com/ir-home), as well as reasons including, without limitation:

i.unexpected developments that adversely impact our ability to achieve or maintain profitability, such as due to (a) less than anticipated capacity utilization at our medical centers, (b) higher than expected costs and expenses, (c) less than anticipated growth in revenues, Adjusted EBITDA margins and/or cash flows, (d) difficulties and/or delays in improving our operational execution, enhancing our cost discipline, and/or achieving positive free cash flow, such as due to a broad recessionary economic environment, higher interest rates and/or a higher inflationary environment, (e) our inability to predict changes to the Medicare Advantage, ACO Realizing Equity, Access, and Community Health ("ACO REACH") and Medicare patients under Accountable Care Organizations ("ACO") programs as it relates to benchmarks and shared savings;

ii.unexpected developments that adversely impact our ability to execute our business plan and strategies, such as due to (a) unexpected changes in the payor mix of our patients and potential decreases in our reimbursement rates, (b) unexpected developments with respect to the renegotiation, non-renewal or termination of capitation agreements with health plans, (c) difficulties and/or delays in procuring sufficient space on terms that are acceptable to us or that the costs of procuring and outfitting such space becomes uneconomical, such as due to the prevailing difficult conditions in the global supply chain environment, (d) less than expected consumer acceptance of our services and offerings and/or less than expected member retention rates; (e) greater than anticipated competition in our industry, less than anticipated advantages of our services, products and technology over competing services, products and technology existing in the market, and other competitive factors, including with respect to technological capabilities, cost and scalability;

iii.unexpected developments that adversely impact our ability to achieve our expected financial results, such as due to (a) unexpected changes in anticipated Medicare reimbursement rates or changes in the rules governing the Medicare program, (b) unexpected changes in reimbursements by third-party payors and payments by individuals, (c) unexpected changes in Medicare’s risk adjustment payment system, (d) unexpected developments with respect to our estimates of revenues and refund liabilities that we recognize under our risk agreements with health plans, (e) unexpected developments with respect to our estimates about our third-party medical costs (including incurred but not report medical service accruals), including our expectation that our third-party medical costs will increase given the healthcare spending trends within the Medicare population;

iv.unanticipated changes in laws, rules and/or regulations, such as those that result in less than expected payments from health plans and other payors;

v.less than anticipated sources of liquidity, such as due to (a) delays in or our inability to complete non-core asset sales, in whole or in part, (b) unanticipated demands on our available sources of cash, (c) tightness in the credit or M&A markets, (d) unexpected changes in our future capital requirements which depend on many factors, including our growth rate, medical expenses and/or our review of all aspects of our value-based care platform;

vi.unexpected developments regarding the outcome of any pending legal or regulatory proceedings; and/or

vii.unexpected developments impacting our tax positions, such as our deferred tax assets not being realized in future periods in expected amounts, which could result in adjustments to our valuation allowances and provision for income taxes and/or unexpected developments in our tax audit.

For a detailed discussion of other risks and uncertainties that could cause our actual results to differ materially from those expressed or implied by the forward-looking statements, please refer to our risk factor disclosure included in our filings with the SEC, including, without limitation, our 2022 Form 10-K. Investors should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties. Factors other than those listed above could also cause our results to differ materially from expected results. Forward-looking statements speak only as of the date they are made and, except as required by law, we undertake no obligation or duty to publicly update or revise any forward-looking statement, whether to reflect actual results of operations; changes in financial condition; changes in general U.S. or international economic, industry conditions; changes in estimates, expectations or assumptions; or other circumstances, conditions, developments or events arising after the issuance of this report. Additionally, the business and financial materials and any other statement or disclosure on or made available through our websites or other websites referenced herein shall not be incorporated by reference into this report.

v

CANO HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash, cash equivalents and restricted cash	$44,888	$27,329
Accounts receivable, net of unpaid service provider costs	242,222	233,816
Prepaid expenses and other current assets	26,577	79,603
Total current assets	313,687	340,748
Property and equipment, net	131,762	131,325
Operating lease right-of-use assets	179,025	177,892
Goodwill	480,375	480,375
Payor relationships, net	559,809	567,704
Other intangibles, net	212,832	226,059
Other assets	66,886	4,824
Total assets	$1,944,376	$1,928,927
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses (Related parties comprised $980 and $2,669 as of March 31, 2023 and December 31, 2022, respectively)	$115,228	$105,733
Current portion of notes payable	6,444	6,444
Current portion of finance lease liabilities	2,388	1,686
Current portions due to sellers	44,318	46,016
Current portion of operating lease liabilities	24,778	24,068
Other current liabilities	20,756	24,491
Total current liabilities	213,912	208,438
Notes payable, net of current portion and debt issuance costs	1,010,419	997,806
Long term portion of operating lease liabilities	167,562	166,347
Warrant liabilities	5,365	7,373
Long term portion of finance lease liabilities	6,017	3,364
Due to sellers, net of current portion	600	15,714
Long term portion of contingent consideration	4,000	2,800
Other liabilities	32,100	32,810
Total liabilities	1,439,975	1,434,652
Stockholders’ Equity
Shares of Class A common stock $0.0001 par value (6,000,000,000 shares authorized and 261,819,529 and 224,118,566 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	26	22
Shares of Class B common stock $0.0001 par value (1,000,000,000 shares authorized and 263,638,069 and 268,794,608 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	26	27
Additional paid-in capital	594,994	538,614
Accumulated deficit	(314,182)	(286,032)
Total Stockholders' Equity before non-controlling interests	280,864	252,631
Non-controlling interests	223,537	241,644
Total Stockholders' Equity	504,401	494,275
Total Liabilities and Stockholders' Equity	$1,944,376	$1,928,927
The accompanying Notes are an integral part of these Condensed Financial Statements

CANO HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2023	2022
Revenue:
Capitated revenue	$841,074	$674,351
Fee-for-service and other revenue	25,835	29,986
Total revenue	866,909	704,337
Operating expenses:
Third-party medical costs	708,331	535,779
Direct patient expense (Related parties comprised $4,115 and $1,454 in the three months ended March 31, 2023 and 2022, respectively)	68,427	60,677
Selling, general, and administrative expenses (Related parties comprised $1,327 and $1,677 in the three months ended March 31, 2023 and 2022, respectively)	96,473	96,587
Depreciation and amortization expense	27,221	19,036
Transaction costs and other	10,086	8,375
Change in fair value of contingent consideration	(4,100)	(4,661)
Total operating expenses	906,438	715,793
Income (loss) from operations	(39,529)	(11,456)
Other income and expense:
Interest expense	(23,505)	(13,284)
Interest income	9	1
Loss on extinguishment of debt	—	(1,428)
Change in fair value of warrant liabilities	2,008	27,162
Other income (expense)	432	—
Total other income (expense)	(21,056)	12,451
Net income (loss) before income tax expense	(60,585)	995
Income tax expense (benefit)	—	1,080
Net income (loss)	$(60,585)	$(85)
Net income (loss) attributable to non-controlling interests	(32,435)	(745)
Net income (loss) attributable to Class A common stockholders	$(28,150)	$660

Net income (loss) per share attributable to Class A common stockholders, basic	$(0.12)	$0.00
Net income (loss) per share attributable to Class A common stockholders, diluted	$(0.12)	$0.00
Weighted-average shares outstanding:
Basic	239,802,085	191,410,221
Diluted	503,440,154	468,132,925
The accompanying Notes are an integral part of these Condensed Financial Statements

CANO HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

Three Months Ended March 31, 2023 and 2022

(in thousands, except shares)	Class A Shares		Class B Shares		Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2022	224,118,566	22	268,794,608	27	538,614	(286,032)	241,644	$494,275
Stock-based compensation expense	—	—	—	—	9,351	—	—	9,351
Issuance of Class A common stock upon vesting of restricted stock units	40,336	—	—		(96)	—	96	—
Issuance of common stock for acquisitions	9,724,852	1	—	—	14,302	—	—	14,303
Exchange of Class B common stock for Class A common stock	5,156,539	1	(5,156,539)	(1)	3,570	—	(3,570)	—
Warrants Exercised	21,620,941	2	—	—	214			216
Debt discount - warrants issued	—	—	—	—	45,698	—	—	45,698
Employee Stock Purchase Plan issuance	1,158,295	—	—	—	1,143	—	—	1,143
Impact of transactions affecting non-controlling interests	—	—	—	—	(17,802)	—	17,802	—
Net income (loss)	—	—	—	—	—	(28,150)	(32,435)	(60,585)
BALANCE—March 31, 2023	261,819,529	$26	263,638,069	$26	$594,994	$(314,182)	$223,537	$504,401

(in thousands, except shares)	Class A Shares		Class B Shares		Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2021	180,113,551	$18	297,385,981	$30	$397,443	$(78,760)	$479,837	$798,568
Stock-based compensation expense	—	—	—	—	13,816	—	—	13,816
Issuance of common stock for acquisitions	2,857,167	—	—	—	15,771	—	—	15,771
Exchange of Class B common stock for Class A common stock	20,663,277	2	(20,663,277)	(2)	33,083	—	(33,083)	—
Employee Stock Purchase Plan issuance	1,392,372	—	—	—	9,707	—	—	9,707
Impact of transactions affecting non-controlling interests	—	—	—	—	(5,558)	—	5,558	—
Net income (loss)	—	—	—	—	—	660	(745)	(85)
BALANCE—March 31, 2022	205,026,367	$20	276,722,704	$28	$464,262	$(78,100)	$451,567	$837,777

The accompanying Notes are an integral part of these Condensed Financial Statements

CANO HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash Flows (used in) from Operating Activities:
Net loss	$(60,585)	$(85)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	27,221	19,036
Change in fair value of contingent consideration	(4,100)	(4,661)
Change in fair value of warrant liabilities	(2,008)	(27,162)
Loss on extinguishment of debt	—	1,428
Amortization of debt issuance costs	1,117	748
Non-cash lease expense	793	1,705
Stock-based compensation	9,351	13,816
Paid in kind interest expense	2,071	—
Changes in operating assets and liabilities:
Accounts receivable, net	(8,406)	(58,291)
Other assets	(121)	(3,060)
Prepaid expenses and other current assets	(3,673)	1,773
Interest accrued due to sellers	—	97
Accounts payable and accrued expenses (Related parties comprised $(1,714) and $0 for the three months ended March 31, 2023 and 2022, respectively)	11,543	10,010
Other liabilities	(2,673)	7,443
Net cash (used in) provided by operating activities	(29,470)	(37,203)

Cash Flows used in Investing Activities:
Purchase of property and equipment (Related parties comprised $(436) and $(1,677) for the three months ended March 31, 2023 and 2022, respectively)	(5,080)	(7,776)
Acquisitions of subsidiaries including non-compete intangibles, net of cash acquired	—	(3,495)
Payments to sellers	(4,379)	(2,186)
Net cash (used in) provided by investing activities	(9,459)	(13,457)

Cash Flows from Financing Activities:
Payments of long-term debt	(1,611)	(1,611)
Debt issuance costs	(9,209)	(87)
Proceeds from long-term debt	150,000	—
Proceeds from revolving line of credit	15,000	—
Repayments of revolving line of credit	(99,000)	—
Proceeds from insurance financing arrangements	2,690	2,529
Payments of principal on insurance financing arrangements	(734)	(690)
Other	(648)	401
Net cash (used in) provided by financing activities	56,488	542

Net increase (decrease) in cash, cash equivalents and restricted cash	17,559	(50,118)
Cash, cash equivalents and restricted cash at beginning of year	27,329	163,170
Cash, cash equivalents and restricted cash at end of period	$44,888	$113,052

Supplemental cash flow information:
The accompanying Notes are an integral part of these Condensed Financial Statements

CANO HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Interest paid	25,204	4,525
Income taxes paid	—	8

Non-cash investing and financing activities:
Right-of-use assets obtained in exchange of lease liabilities	11,471	26,364
Issuance of Class A common stock for acquisitions	14,303	15,771
Due to sellers in connection with acquisitions	—	100
Addition to construction in process funded through accounts payable	889	2,972
Humana Affiliate Provider clinic leasehold improvements	431	2,173
Employee Stock Purchase Plan issuance	1,143	9,707
Warrants issued	45,698	—

The accompanying Notes are an integral part of these Condensed Financial Statements

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    NATURE OF BUSINESS AND OPERATIONS

Nature of Business

Cano Health, Inc. (“Cano Health”, or the “Company”), formerly known as Primary Care (ITC) Intermediate Holdings, LLC (“PCIH” or the "Seller"), provides value-based medical care for its members through a network of primary care physicians across 9 states within the U.S. and Puerto Rico. The Company focuses on providing high-touch population health and wellness services to Medicare Advantage, Accountable Care Organization Realizing Equity, Access, and Community Health ("ACO REACH"), Medicare patients under ACO and Medicaid capitated members, particularly in underserved communities by leveraging our proprietary technology platform to deliver high-quality health care services. The Company also operates pharmacies in the network for the purpose of providing a full range of managed care services to its members.

On June 3, 2021 (the “Closing Date”), Jaws Acquisition, Corp. (“Jaws”) consummated the business combination (the “Business Combination”) pursuant to the terms of the Business Combination Agreement, dated as of November 11, 2020 (as amended, the “Business Combination Agreement”) by and among Jaws, Jaws Merger Sub, LLC, a Delaware limited liability company (“Merger Sub”), PCIH, and PCIH’s sole member, and the Seller (each as defined in the Business Combination Agreement). Upon the closing of the Business Combination, Jaws was reincorporated in the State of Delaware and changed its name to "Cano Health, Inc."

Unless the context requires, "the Company", "we", "us", and "our" refer, for periods prior to the completion of the Business Combination, to PCIH and its consolidated subsidiaries, and for periods upon or after the completion of the Business Combination, to Cano Health and its consolidated subsidiaries, including PCIH and its subsidiaries.

Pursuant to the Business Combination Agreement, on the Closing Date, Jaws contributed cash to PCIH in exchange for 69.0 million common limited liability company units of PCIH ("PCIH Common Units") equal to the number of shares of Jaws' Class A ordinary shares outstanding on the Closing Date, as well as 17.25 million Class B ordinary shares owned by Jaws Sponsor, LLC (the "Sponsor"). In connection with the Business Combination, the Company issued 306.8 million shares of the Company’s Class B common stock to existing stockholders of PCIH. The Company also issued 80.0 million shares of the Company’s Class A common stock in a private placement for $800.0 million (the "PIPE Investors").

Following the consummation of the Business Combination, substantially all of the Company’s assets and operations are held and conducted by PCIH and its subsidiaries. As the Company is a holding company with no material assets other than its ownership of PCIH Common Units and its managing member interest in PCIH, the Company has no independent means of generating revenue or cash flow. The Company’s ability to pay taxes and dividends depends on the financial results and cash flows of PCIH and the distributions it receives from PCIH. The Company’s only assets are equity interests in PCIH, which represented a 35.1% and 49.8% controlling ownership as of the Closing Date and as of March 31, 2023, respectively. Certain members of PCIH who retained their common unit interests in PCIH held the remaining 64.9% and 50.2% non-controlling ownership interests as of the Closing Date and as of March 31, 2023, respectively. These members hold an economic interest in PCIH through PCIH Common Units and a corresponding number of non-economic Class B common stock, which entitles the holder to one vote per share.

Our organizational structure following the completion of the Business Combination is commonly referred to as an umbrella partnership-C (or Up-C) corporation structure. This organizational structure allowed the Seller, the former sole owner and managing member of PCIH, to retain its equity ownership in PCIH, an entity that is classified as a partnership for U.S. federal income tax purposes, in the form of PCIH Common Units (as defined in the Business Combination Agreement). The former stockholders of Jaws and the PIPE Investors who, prior to the Business Combination, held Class A ordinary shares or Class B ordinary shares of Jaws, by contrast, received equity ownership in Cano Health, Inc., a Delaware corporation that is a domestic corporation for U.S. federal income tax purposes.

Subject to the terms and conditions set forth in the Business Combination Agreement, the Seller and its equity holders received aggregate consideration with a value equal to $3,534.9 million, which consisted of (i) $466.5 million of cash and (ii) 306.8 million shares of Class B common stock valued at $3,068.4 million based on a reference stock price of $10.00 per share.

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Following the closing of the Business Combination, Class A stockholders owned direct controlling interests in the combined results of PCIH and Cano Health while the Seller as the sole Class B stockholder, owned indirect economic interests in PCIH shown as non-controlling interests in Cano Health's unaudited condensed consolidated financial statements. The Seller holds these indirect economic interests in the form of PCIH Common Units that are redeemable for shares of Cano Health Class A common stock, together with the cancellation of an equal number of shares of Cano Health Class B common stock. The non-controlling interests will decrease over time as shares of Class B common stock and PCIH Common Units are exchanged for shares of Cano Health's Class A common stock.

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

The Company has interests in various entities and considers itself to control an entity if it is the majority owner of or has voting control over such entity. The Company also assesses control through means other than voting rights (“variable interest entities” or “VIEs”) and determines which business entity is the primary beneficiary of the VIE. The Company consolidates VIEs when it is determined that the Company is the primary beneficiary of the VIE. Included in the Company's consolidated results are Cano Health Texas, PLLC, Cano Health Nevada, PLLC, Cano Health California, PC, CHC Provider Network, PC and Cano Health Illinois, PLLC (collectively, the "Physicians Groups"), which the Company has concluded are VIEs. All material intercompany accounts and transactions have been eliminated in consolidation.

Risks and Uncertainties

For additional information on the Company’s risk factors, please see Item 1A, "Risk Factors,” included in the Company’s 2022 Form 10-K".

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. Such reclassifications impacted the classification of: repayments of equipment loans, repayment of finance lease obligation and employee stock purchase plan contributions within the statement of cash flows. Additionally, there were reclassifications related to revenue and direct patient expense within variable interest entities. These reclassifications had no impact on net loss as previously presented.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company described its significant accounting policies in Note 2, “Summary of Significant Accounting Policies,” included in the audited consolidated financial statements for the year ended December 31, 2022 included in its 2022 Form 10-K. During the three months ended March 31, 2023, there were no significant changes to those accounting policies.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements through March 31, 2023 and believes that none of them will have a material effect on our unaudited condensed consolidated financial statements.

3.    REVENUE AND ACCOUNTS RECEIVABLE

The Company’s revenue streams for the three months ended March 31, 2023 and 2022, respectively, were as follows:

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31,
	2023		2022
(in thousands)	Revenue $	Revenue %	Revenue $	Revenue %
Capitated revenue
Medicare	$793,628	91.5%	$615,217	87.3%
Other capitated revenue	47,446	5.5%	59,134	8.4%
Total capitated revenue	841,074	97.0%	674,351	95.7%
Fee-for-service and other revenue
Fee-for-service	11,693	1.3%	9,970	1.4%
Pharmacy	12,106	1.4%	11,515	1.6%
Other	2,036	0.3%	8,501	1.3%
Total fee-for-service and other revenue	25,835	3.0%	29,986	4.3%
Total revenue	$866,909	100.0%	$704,337	100.0%

Accounts Receivable

The Company's accounts receivable balances are summarized for the periods indicated below. The Company’s accounts receivable are presented net of the unpaid service provider costs. A right of offset exists when all of the following conditions are met: 1) each of the two parties owed the other determinable amounts; 2) the reporting party has the right to offset the amount owed with the amount owed to the other party; 3) the reporting party intends to offset; and 4) the right of offset is enforceable by law. The Company believes all of the aforementioned conditions existed as of March 31, 2023 and December 31, 2022.

	As of
(in thousands)	March 31, 2023	December 31, 2022
Accounts receivable	$550,437	$388,122
Medicare risk adjustment	69,258	49,586
Unpaid service provider costs	(377,473)	(203,892)
Accounts receivable, net	$242,222	$233,816

Concentration of Risk

Payors that represented greater than 10% of our total revenue included three payors that represented approximately 67.7% and 65.1% of our total revenue for the three months ended March 31, 2023 and 2022, respectively. Contracts with the Company's three largest payors accounted for the following amounts for the three months ended March 31, 2023 and 2022, respectively:

	Three Months Ended March 31,
	2023	2022
Revenues	67.7%	65.1%

	As of
	March 31, 2023	December 31, 2022
Accounts receivable	55.5%	56.3%

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following as of March 31, 2023 and December 31, 2022, respectively:

(in thousands)	March 31, 2023	December 31, 2022
Third party receivables	$—	$60,400
Other	26,577	19,203
Prepaid expenses and other current assets	$26,577	$79,603

Third party receivables represent amounts due from MSP Recovery Inc. ("MSP"). MSP provides healthcare claims reimbursement recovery services using data analytics to identify and recover improper payments made by Medicare, Medicaid and commercial health insurers (each a “Health Plan”), and charged to the Company under risk agreements, when the Health Plan is not the primary payor under the Medicare Secondary Payer Act and other state and federal laws. The Company has irrevocably assigned certain past claims data to MSP, which could be paid for in either cash or equity at MSP's option. The receivables were payable on the earlier of one business day before the filing of MSP's Annual Report on Form 10-K for the year ended December 31, 2022, or April 30, 2023. Subsequent to March 31, 2023, the Company negotiated an extension for the settlement of the MSP receivables to be paid in cash or shares of MSP's Class A common stock on the earlier of (i) the tenth trading day immediately following the filing date of MSP's Annual Report on Form 10-K for the year ended December 31, 2022 and (ii) June 29, 2023.

The Company entered into a claims recovery arrangement whereby it may receive and recognize a percentage of claims recovered by MSP in excess of certain thresholds. These variable payments are recognized at the time of settlement. No such payment has been received to date.

5.    UNPAID SERVICE PROVIDER COSTS

Activity in unpaid service provider costs for the three months ended March 31, 2023 and 2022, respectively, is summarized below:

(in thousands)	2023	2022
Balance as of January 1,	$318,554	$129,110

Incurred related to:
Current year	603,672	401,771
Prior years	6,778	3,326
	610,450	405,097
Paid related to:
Current year	257,668	207,279
Prior years	279,110	104,785
	536,778	312,064
Balance as of March 31,	$392,226	$222,143

The foregoing reconciliation reflects an increase in our estimate of unpaid service provider costs during the three months ended March 31, 2023 of $6.8 million and an increase in our estimate of unpaid service provider costs during the three months ended March 31, 2022 of $3.3 million driven by higher than expected utilization. $11.9 million and $16.7 million of accounts receivable, net of $14.8 million and $64.8 million of the liabilities for unpaid service provider costs, were included in other current liabilities in the condensed consolidated balance sheet as they were in a net deficit position as of March 31, 2023 and March 31, 2022, respectively.

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company maintains a provider excess loss insurance policy to protect against claim expenses exceeding certain levels that are incurred by the Company on behalf of members and uses MSP for claims recovery as described in more detail in Note 4 above. As of both March 31, 2023 and March 31, 2022, the Company’s excess loss insurance deductible was $0.1 million and maximum coverage was $2.0 million per member per calendar year. The Company recorded excess loss insurance premiums of $1.0 million and reimbursement of $0.6 million for the three months ended March 31, 2023. The Company recorded excess loss insurance premiums of $2.5 million and reimbursements of $2.0 million for the three months ended March 31, 2022. The Company recorded these amounts on a net basis in the caption third-party medical costs in the accompanying audited condensed consolidated statements of operations.

6.    GOODWILL

There were no changes to the net carrying amount of goodwill during the three months ended March 31, 2023, as compared to December 31, 2022.

(in thousands)
Goodwill as of December 31, 2022	$480,375
Business combinations	—
Impairment	—
Goodwill as of March 31, 2023	$480,375

7.    PAYOR RELATIONSHIPS AND OTHER INTANGIBLES, NET

As of March 31, 2023, the Company’s total intangibles, net consisted of the following:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles:
Trade names	$1,409	$(985)	$424
Brand names	183,878	(36,389)	147,489
Non-compete agreements	85,476	(32,753)	52,723
Customer relationships	880	(245)	635
Payor relationships	631,214	(71,405)	559,809
Provider relationships	19,841	(8,280)	11,561
Total intangibles, net	$922,698	$(150,057)	$772,641

As of December 31, 2022, the Company’s total intangibles, net consisted of the following:

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles:
Trade names	$1,409	$(945)	$464
Brand names	183,878	(29,169)	154,709
Non-compete agreements	85,476	(28,341)	57,135
Customer relationships	880	(233)	647
Payor relationships	631,214	(63,510)	567,704
Provider relationships	19,842	(6,738)	13,104
Total intangibles, net	$922,699	$(128,936)	$793,763

The Company recorded amortization expense of $21.1 million and $15.1 million for the three months ended March 31, 2023 and 2022, respectively.

Expected amortization expense for the Company’s existing amortizable intangibles for the next 5 years, and thereafter, as of March 31, 2023 is as follows:

(in thousands)	Amount
2023 - remaining	$61,686
2025	60,901
2026	57,188
2027	47,007
2028	40,233
Thereafter	505,626
Total	$772,641

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

Future minimum lease payments under operating and finance leases as of March 31, 2023 were as follows:

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(in thousands)	Operating	Finance	Total
2023 - remaining	$28,145	$2,333	$30,478
2024	35,976	2,930	38,906
2025	32,943	2,504	35,447
2026	30,165	1,911	32,076
2027	27,711	334	28,045
Thereafter	99,167	—	99,167
Total minimum lease payments	254,107	10,012	264,119
Less: amount representing interest	(61,767)	(1,607)	(63,374)
Lease liabilities	$192,340	$8,405	$200,745

The Company recorded rent expense of $9.7 million and $7.2 million for the three months ended March 31, 2023 and 2022, respectively.

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9.    OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following as of March 31, 2023 and December 31, 2022, respectively:

(in thousands)	March 31, 2023	December 31, 2022
Service fund liability[1]	$11,924	$16,652
Other	8,832	7,839
Other current liabilities	$20,756	$24,491

1 The balance reflected in service fund liability related to service funds in a deficit position and reflects the net amount of medical services incurred but not reported ("IBNR") and accounts receivable. The IBNR and accounts receivable reclassified to other current liabilities was $14.8 million and $2.8 million, respectively, as of March 31, 2023 and $114.7 million and $98.0 million, respectively, as of December 31, 2022.

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10.    CONTRACT LIABILITIES

As further explained in Note 14, “Related Party Transactions,” in these unaudited condensed consolidated financial statements, the Company entered into certain agreements with Humana, Inc. ("Humana") under which the Company receives administrative payments in exchange for providing care coordination services at certain clinics licensed to the Company over the term of such agreements. The Company’s contract liabilities balance related to these payments from Humana was $5.8 million and $6.5 million as of March 31, 2023 and December 31, 2022, respectively. The short-term portion was recorded in other current liabilities and the long-term portion was recorded in other liabilities. The Company recognized $0.7 million and $0.6 million in revenue from contract liabilities recorded during the three months ended March 31, 2023 and 2022, respectively.

A summary of significant changes in the contract liabilities balance during the period is as follows:

(in thousands)	Deferred revenue
Balance at December 31, 2022	$6,461
Increases due to amounts collected	—
Revenues recognized from current period increases	(675)
Balance at March 31, 2023	$5,786

Of the March 31, 2023 contract liabilities balance, the Company expects to recognize the following amounts as revenue in the succeeding years:

Years ended December 31,	Amount (in thousands)
2023 - remaining	$2,024
2024	2,514
2025	1,183
2026	65
2027	—
Total	$5,786

11.    DEBT

The Company’s notes payable were as follows as of March 31, 2023 and December 31, 2022, respectively:

(in thousands)	2023	2022
Term loan	$636,377	$721,988
2023 Term Loan[1]	152,071	—
Senior Notes	300,000	300,000
Less: Current portion of notes payable	(6,444)	(6,444)
	1,082,004	1,015,544
Less: Debt issuance costs	(71,585)	(17,738)
Notes payable, net of current portion and debt issuance costs	$1,010,419	$997,806

1.Includes $2.1 million of Paid-in-Kind ("PIK") interest that was incurred under the 2023 Term Loan through March 31, 2023.

Credit Suisse Credit Agreement

Pursuant to the Credit Suisse Credit Agreement, the Company has a senior secured term loan and a revolving credit facility. Obligations under the Credit Suisse Credit Agreement are secured by substantially all of the Company’s assets. The Credit Suisse Credit Agreement contains a financial maintenance covenant (which is for the benefit of the lenders under the

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
revolving line of credit only), requiring the Company to not exceed a total first lien secured net debt to Consolidated Adjusted EBITDA (as defined therein) ratio, which is tested quarterly only if the Company has exceeded a certain amount drawn under its revolving line of credit. As of March 31, 2023, the Company was in compliance with the financial maintenance covenant.

The term loan under the Credit Suisse Credit Agreement is subject to principal amortization repayments, due on the last business day of each calendar quarter equal to 0.25% of the initial principal amount, as applicable, based on the funding dates. Amortization payments commenced on March 31, 2021. The outstanding amount of unpaid principal and interest associated with the term loan is due on the maturity date of November 23, 2027. Prior to the maturity date, the Company may elect to prepay, in whole or in part at any time without premium or penalty, other than in connection with certain repricing transactions and customary breakage costs.

As of March 31, 2023, the available balance on our revolving line of credit was $120 million. As of March 31, 2023 and December 31, 2022, the Company maintains restricted letters of credit for an aggregate amount of $5.7 million and $7.2 million, respectively. As of March 31, 2023 and December 31, 2022, the Company had $13.0 million (of its total cash of $44.9 million) and $4.4 million (of its total cash of $27.3 million), respectively, of cash held as collateral and letters of credit related to the ACO REACH program, respectively. The letters of credit and the collateral are both presented within cash, cash equivalents and restricted cash.

On January 14, 2022, the Company entered into an amendment to the Credit Suisse Credit Agreement, pursuant to which the outstanding principal amount of term loans was replaced with an equivalent amount of new term loans having substantially similar terms, except with a lower interest rate margin applicable to the new term loan. The amendment of the Credit Suisse Credit Agreement implemented a forward-looking term rate based on the secured overnight financing rate (“SOFR”) as the replacement for LIBOR as the benchmark interest rate for borrowings under the term loan and revolving line of credit, and certain other provisions. The new interest rate applicable to the term loan and borrowing under the revolving line of credit was revised to 4.00% plus the greater of SOFR and the applicable credit spread adjustment or 0.50%; provided that if the Company achieves a public corporate rating from S&P of at least "B" and a public rating from Moody's of at least "B2", then for as long as such ratings remain in effect, a margin of 3.75% shall be applicable. The Company has not reached the applicable ratings. The amendment represented a partial extinguishment and resulted in a write-off of deferred issuance costs of $1.4 million, which was recorded as a loss on extinguishment of debt for the three months ended March 31, 2022. During the three months ended March 31, 2023, the SOFR exceeded the credit spread adjustment of 0.50%, resulting in monthly variable interest rates for the quarter. As of March 31, 2023, the effective interest rate of the term loan was 9.52%.

Senior Notes

On September 30, 2021, the Company issued senior unsecured notes for a principal amount of $300.0 million (the "Senior Notes") in a private offering. The Senior Notes bear interest at 6.25% per annum, payable semi-annually on April 1st and October 1st of each year, which interest commenced on April 1, 2022. As of March 31, 2023, the effective interest rate of the Senior Notes was 6.66%. Principal on the Senior Notes is due in full on October 1, 2028. The Senior Notes are not subject to any amortization payments.

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

2023 Term Loan Agreement

On February 24, 2023 (the “2023 Term Loan Closing Date”), the Company, through its subsidiaries, Cano Health, LLC (the “Borrower”) and Primary Care (ITC) Intermediate Holdings, LLC (“Holdings”), entered into a Credit Agreement (the “Side-Car Credit Agreement”) with certain lenders and JP Morgan Chase Bank, N.A., as administrative agent (the “2023 Term Loan Administrative Agent”), pursuant to which the lenders provided a senior secured term loan (the “2023 Term Loan”) to the

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Borrower in the aggregate principal amount of $150 million, the full amount of which was funded on the 2023 Term Loan Closing Date.

Pursuant to the Side-Car Credit Agreement, the 2023 Term Loan bears interest at a rate equal to: (i) on or prior to the date that is the second anniversary of the closing date, 14% per annum, payable quarterly either (at the Company’s election) in cash or in kind by adding such amount to the principal balance of the term loan and (ii) thereafter, 13% per annum, payable quarterly in cash. The Company has elected to satisfy interest due on the loan through the second anniversary in kind. The 2023 Term Loan will mature on November 23, 2027 (the “Maturity Date”), the same maturity date as the existing term loan under the Company’s Credit Suisse Credit Agreement. The 2023 Term Loan will not amortize.

Prior to the Maturity Date, the Company may elect to prepay the 2023 Term Loan, in whole or in part, subject to the applicable prepayment premium. If the Borrower voluntarily prepays the 2023 Term Loan, or if the 2023 Term Loan is accelerated, including in connection with a bankruptcy or insolvency proceeding, then the 2023 Term Loan will be subject to an applicable prepayment premium. If the prepayment, repayment or acceleration occurs during the period from and after the Closing Date up to (but not including) the date that is the 18-month anniversary of the initial funding date, the prepayment premium shall be an amount equal to: (i) the aggregate amount of interest which would otherwise have been payable on the principal amount of the 2023 Term Loan prepaid, repaid or accelerated from the date of the occurrence of the trigger event until the date that is the 18-month anniversary of the initial funding date, discounted at the then-applicable treasury rate plus 0.50%, plus (ii) an amount equal to the premium that would otherwise be payable as if such prepayment, repayment or acceleration had occurred on the day after the 18-month anniversary of the initial funding date (the “Make-Whole Amount”). If the prepayment, repayment or acceleration occurs during the period from and after the 18-month anniversary of the initial funding date up to (but not including) the date that is the 30-month anniversary of the initial funding date, the prepayment premium shall be an amount equal to 3% of the principal amount of the 2023 Term Loan prepaid, repaid or accelerated on such date in cash. If the prepayment, repayment or acceleration occurs during the period from and after the 30-month anniversary of the initial funding date up to (but not including) the date that is the 42-month anniversary of the initial funding date, the prepayment premium shall be an amount equal to 2% of the principal amount of the 2023 Term Loan prepaid, repaid or accelerated on such date in cash. There is no prepayment premium from and after the 42-month anniversary of the initial funding date. In addition, the 2023 Term Loan must be prepaid with the net cash proceeds of any material asset sale (subject to reinvestment rights) or casualty or condemnation event or any incurrence of debt not permitted by the Side-Car Credit Agreement. The Side-Car Credit Agreement also provides for annual excess cash flow mandatory prepayments. The mandatory prepayments under the Side-Car Credit Agreement are substantially consistent with the Credit Suisse Credit Agreement. Mandatory prepayments of the 2023 Term Loan and the term loans under the Credit Suisse Credit Agreement must be offered pro rata to the lenders thereof.

The Side-Car Credit Agreement contains certain representations and warranties, events of default and covenants, which are qualified by certain exceptions and baskets, that are customary for a transaction of this type, including, among other things, covenants that restrict the ability of the Borrower and its subsidiaries to incur certain additional indebtedness, create or prevent certain liens on assets, engage in certain mergers or consolidations, engage in asset dispositions, declare or pay dividends and make equity redemptions or restrict the ability of its subsidiaries to do so, make loans and investments, enter into transactions with affiliates, or make voluntary payments, amendments or modifications to subordinated or junior indebtedness. The Side-Car Credit Agreement contains a financial covenant, requiring the Borrower to maintain a First Lien Net Leverage Ratio (i.e., total first lien senior secured net debt to Consolidated Adjusted EBITDA) not to exceed 5.80:1.00 on the last day of any four consecutive fiscal quarter period, with the first testing date on March 31, 2023. The Company was compliant with the financial covenant as of March 31, 2023. The financial covenant under the Side-Car Credit Agreement is substantially consistent with the covenant under the Credit Suisse Credit Agreement with respect to the revolving credit facility, except that under the Side-Car Credit Agreement, the financial covenant will be tested quarterly.

The 2023 Term Loan is guaranteed, jointly and severally by Holdings and each domestic wholly-owned material subsidiary of the Borrower’s current and future direct and indirect domestic wholly-owned material subsidiaries, with certain exceptions in accordance with the terms of the Side-Car Credit Agreement. The 2023 Term Loan is secured on a first lien basis by substantially all the assets of the Borrower and the guarantors. The obligations under the Side-Car Credit Agreement and the Credit Suisse Credit Agreement are secured by the same collateral on a ratable basis.

In connection with and as consideration for entering into the Side-Car Credit Agreement, on February 24, 2023, the Company granted the lenders warrants to purchase, in the aggregate, up to 29.5 million shares of the Company’s Class A

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
common stock at an exercise price of $0.01 per share, of which 21.6 million warrants were exercised on March 8, 2023 and the remaining 7.9 million warrants were exercised on April 24, 2023.

The Company paid customary fees and expenses to the 2023 Term Loan Administrative Agent and the lenders in connection with the Side-Car Credit Agreement.

Future Principal Payments on Term Loans and Senior Notes

The following table sets forth the Company’s future principal payments as of March 31, 2023, assuming mandatory prepayment does not occur:

(in thousands)
Year ending December 31,	Amount
2023	$4,833
2024	6,444
2025	6,444
2026	6,444
2027	764,283
Thereafter	300,000
Total	$1,088,448

As of March 31, 2023 and December 31, 2022, the balance of debt issuance costs totaled $72.2 million and $18.4 million, respectively, and is being amortized into interest expense over the term of the loans using the effective interest method. Of the balance as of March 31, 2023, $71.6 million was related to the term loan under the Credit Suisse Credit Agreement, the Side Car Credit Agreement and the Senior Notes, reflected as a direct reduction to the long-term debt balances, while the remaining $0.2 million and $0.4 million was related to the revolving line of credit, and reflected in prepaid expenses and other current assets and other assets respectively.

The Company recognized interest expense of $23.5 million (including $2.1 million of PIK interest under the 2023 Term Loan) and $13.3 million for the three months ended March 31, 2023 and 2022, respectively, of which $1.1 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively, was related to the amortization of debt issuance costs.

12.    FAIR VALUE MEASUREMENTS

ASC 820, "Fair Value Measurements and Disclosures" provides the framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The 3 levels of the fair value hierarchy under the accounting standard are described as follows:

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
If the asset or liability has a specified (i.e., contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•Level 3    Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The fair value measurement level of the assets or liabilities within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The carrying amounts of financial instruments including cash, accounts receivable, accounts payable, accrued liabilities, due to sellers, short-term borrowings and equity investments approximate fair value due to the short maturities of such instruments. The fair value of the Company’s debt using Level 2 inputs was approximately $782.0 million and $745.9 million as of March 31, 2023 and December 31, 2022, respectively.

On August 11, 2021, the Company issued 2,720,966 shares of its Class A common stock (the “escrowed shares”) to the escrow agent, on behalf of the seller, as part of the consideration in connection with an acquisition. The amount of shares was based on a $30.0 million purchase price divided by the average share price of the Company's Class A common stock during the 20 consecutive trading days preceding the closing date of the transaction. The shares were deposited in escrow and will be released to the seller upon the satisfaction of certain performance metrics in 2022 and 2023. The final number of escrowed shares will be calculated by multiplying the initial share amount by an earned share percentage ranging from 0% to 100% in accordance with the purchase agreement and subtracting any forfeited indemnity shares. The fair value of this contingent consideration is determined using a Monte-Carlo simulation model. These inputs are used to calculate the pay-off amount per the agreement which is then discounted to present value using the risk-free rate and the Company’s cost of debt. As of March, 31, 2023 the seller has met the 2022 performance metrics to earn a 100% payout and the liability is classified in current portions due to sellers on the consolidated balance sheet at a fair value of $27.3 million. The liability will continue to be fair valued until paid as it will be settled in a variable amount of shares of the Company's Class A common stock.

On August 5, 2022, the Company entered into a purchase agreement in connection with an acquisition. The transaction was financed, in part, through the issuance of shares of the Company's Class A common stock and various contingent consideration arrangements. The contingent consideration is valued based on the future performance of two plans using Monte-Carlo simulations.

There was a $4.1 million decrease in the fair value of the contingent consideration liability during the three months ended March 31, 2023, which was recorded in change in fair value of contingent consideration in the consolidated statement of operations. These amounts represent gains that were recorded related to the acquisition which was completed on August 5, 2022, as described above. The gains resulted from a change in the fair value of the future performance of the assets acquired.

On December 9, 2022, the Company entered into an asset acquisition agreement requiring future payments in shares of the Company's Class A common stock. As of March 31, 2023, $15.5 million of the liability was classified as current portions due to sellers in the condensed consolidated balance sheet. The liability will continue to be fair valued until paid, as it will be settled in a variable amount of shares of the Company's Class A common stock. The Company issued 9.7 million Class A common stock on January 31, 2023, to settle a portion of the purchase price.

Warrant Liabilities: As of June 3, 2021, the Closing Date of the Business Combination, and as of March 31, 2023, there were 23.0 million public warrants ("Public Warrants") and 10.5 million private placement warrants ("Private Placement Warrants") outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815, "Derivatives and Hedges", under which the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and therefore must be recorded as liabilities. Accordingly, the Company classifies the Public Warrants and the Private Placement Warrants as liabilities and adjusts them to fair value at each reporting period. This liability is subject to remeasurement at each balance sheet date until exercised, and any changes in the fair value of the warrant liabilities is recognized in the Company’s consolidated statements of operations. The Company’s valuation of the warrant liabilities utilize a binomial lattice in a risk-neutral framework (a special case of the Income Approach). The fair value of the Public Warrants and Private Placement Warrants utilized Level 1 and 3 inputs, respectively. The Private Placement Warrants are based on significant inputs not observable in the market as of March 31, 2023 and December 31, 2022.

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As discussed in Note 11, "Debt", the Company granted the lenders warrants to purchase, in the aggregate, up to $29.5 million shares of the Company’s Class A common stock at an exercise price of $0.01 per share. The warrants meet the criteria for equity classification and are presented in the warrant debt discount line in the statement of shareholder's equity. The warrants were recorded at fair value upon issuance using the closing price of shares of the Company's Class A common stock on the issuance date of February 24, 2023, less $0.01. 21.6 million of these warrants were exercised on March 8, 2023 and the remaining warrants were exercised on April 24, 2023.

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

The following table provides quantitative information regarding the Level 3 inputs used for the fair value measurements of the warrant liabilities:

	As of
Unobservable Input	March 31, 2023	December 31, 2022
Exercise price	$11.50	$11.50
Stock price	$0.91	$1.37
Term (years)	3.2	3.4
Risk free interest rate	3.8%	4.1%
Dividend yield	None	None
Public warrant price	$0.16	$0.22

The following table sets forth by level, within the fair value hierarchy, the Company’s liabilities measured at fair value on a recurring basis as of March 31, 2023:

(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities and assets measured at fair value on a recurring basis:
Contingent consideration liability	$4,000	$—	$—	$4,000
Contingent consideration asset	(5,300)	—	—	(5,300)
Due to sellers liabilities	42,800	42,800	—	—
Public Warrant Liabilities	3,680	3,680	—	—
Private Placement Warrant Liabilities	1,685	—	—	1,685
Total liabilities and assets measured at fair value	$46,865	$46,480	$—	$385

There was a decrease of $1.4 million in the fair value of the Public Warrant Liabilities during the three months ended March 31, 2023, and a decrease of $0.6 million in the fair value of the Private Placement Warrant Liabilities during the three months ended March 31, 2023. The change in fair value of the warrant liabilities is reflected in our condensed consolidated statements of operations under the caption change in fair value of warrant liabilities.

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table sets forth by level, within the fair value hierarchy, the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2022:

(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities and assets measured at fair value on a recurring basis:
Contingent consideration liability	$2,800	$—	$—	$2,800
Due to sellers liabilities	56,940	56,940	—	—
Public Warrant Liabilities	5,060	5,060	—	—
Private Placement Warrant Liabilities	2,313	—	—	2,313
Total liabilities and assets measured at fair value	$67,113	$62,000	$—	$5,113

The following table includes a roll forward of the amounts for the three months ended March 31, 2023 and 2022 and for liabilities measured at fair value:

	Fair Value Measurements for the Three Months Ended March 31,
	2023	2022
Original Balance as of January 1,	$67,113	$118,567
Change in fair value of contingent consideration	(4,100)	(4,661)
Change in fair value of warrants	(2,008)	(27,162)
Contingent consideration write off	—	—
Contingent consideration reclassified to due to seller	—	—
Due to sellers recognized at fair value	—	—
Contingent consideration settled through equity	—	—
Contingent consideration payments	—	—
Change in fair value of due to sellers	1,139	$—
Due to seller payments	(15,279)	$—
Closing Balance as of March 31,	$46,865	$86,744

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

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
defined by GAAP, is insufficient to finance its activities without additional support, and therefore, the Physicians Groups are considered VIEs, and are not affiliates of the Company.

In order to determine whether the Company has a controlling financial interest in the Physicians Groups, and thus, whether the Company is the primary beneficiary, the Company considered whether it has i) the power to direct the activities that most significantly impact the Physicians Groups’ economic performance and ii) the obligation to absorb losses of the entities that could potentially be significant to it or the right to receive benefits from the Physicians Groups that could potentially be significant to it. The Company concluded that it may unilaterally remove the physician owners of the Physicians Groups at its discretion and is therefore considered to hold substantive kick-out rights over the decision maker of the Physicians Groups. Under each MSA, the Company is entitled to a management fee and a performance bonus that entitle the Company to substantially all of the residual returns or losses and is exposed to economics that could be significant to it. As a result, the Company concluded that it is the primary beneficiary of the Physicians Groups and therefore, consolidates the balance sheets, results of operations, and cash flows of these entities. The Company performs a qualitative assessment on an ongoing basis to determine if it continues to be the primary beneficiary.

The table below illustrates the aggregated VIE assets and liabilities and performance for the Physicians Groups:

(in thousands)	March 31, 2023	December 31, 2022
Total Assets[1]	$22,068	$16,247
Total Liabilities[1]	$22,339	$19,445

	Three Months Ended March 31,
(in thousands)	2023	2022
Total revenue	$27,661	$14,318
Operating expenses:[2]
Third-party medical costs	18,252	6,631
Direct patient expense	7,387	5,764
Total operating expenses	25,639	12,395
Net income	$2,022	$1,923

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

1 Amounts exclude specific assets and liabilities from the Company used to support the operations of the VIE's which were approximately $133.8 million and $99.2 million in Total Assets and $240.7 million and $156.8 million in Total Liabilities as of March 31, 2023 and December 31, 2022, respectively.
2 Amounts exclude selling, general and administrative expenses from the Company spent to support the operations of the VIE's which were approximately $13.1 million and $11.6 million for the three months ended March 31, 2023 and 2022, respectively. Additionally, amounts exclude depreciation and amortization expenses incurred by the Company to support the VIEs' operations which were approximately $1.9 million and $0.8 million for the three months ended March 31, 2023, and 2022, respectively.

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.    RELATED PARTY TRANSACTIONS

Significant Shareholder Relationship

On March 8, 2023, the Company issued an aggregate of 21,620,941 shares of Class A common stock to funds affiliated with Diameter Capital Partners LP (collectively, “Diameter”) upon the exercise of the warrants that were issued to Diameter pursuant to the Warrant Agreement, dated as of February 24, 2023, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent and transfer agent. The warrants were issued in connection with the consummation of a senior secured term loan to the Company from Diameter and Rubicon Credit Holdings LLC in the aggregate principal amount of $150.0 million. The term loan bears interest at a rate equal to (i) on or prior to February 24, 2025, 14% per annum, payable quarterly either (at the Company’s election) in cash or in kind by adding such amount to the principal balance of the term loan and (ii) thereafter, 13% per annum, payable quarterly in cash. The term loan will mature on November 23, 2027. During the three months ended March 31, 2023, the Company paid in kind $2.1 million of interest expense, which was compounded into the principal, and paid $9.2 million in cash for debt issuance costs.

MedCloud Depot, LLC Relationship

On August 1, 2022, the Company appointed Bob Camerlinck as Chief Operating Officer ("COO"). The COO owns 20% of MedCloud Depot, LLC ("MedCloud"), a Florida-based software development firm that specializes in health information technology and data warehousing. The Company has a license agreement with MedCloud pursuant to which MedCloud has granted the Company a non-exclusive, non-transferable license to use their software. The Company recorded payments to MedCloud that amounted to approximately $1.0 million and $0.5 million for three months ended March 31, 2023 and 2022, respectively, which were recorded within the caption selling, general and administrative expenses in the condensed consolidated financial statements. As of March 31, 2023 the Company owed $0.4 million to MedCloud.

Dental Excellence and Onsite Dental Relationships

On April 14, 2022, CD Support, LLC ("Onsite Dental") acquired Dental Excellence Partners, LLC ("DEP"), a company who at the time of the acquisition was owned by the spouse of Marlow Hernandez, the Company's Chief Executive Officer ("CEO"), and DEP entered into a dental services agreement with the Company. The CEO's spouse became a minority shareholder of Onsite Dental upon closing of the acquisition and she serves as a Board observer at Onsite Dental's board meetings. The CEO's brother and mother are employed as dentists at DEP.

The Company has various sublease agreements with Onsite Dental. For such space, the Company recognized sublease income of approximately $0.2 million and $0.2 million during the three months ended March 31, 2023 and 2022, respectively, which was recorded within the caption "Other Income (Expense)" in the accompanying condensed consolidated statements of operations. As of March 31, 2023, an immaterial amount was due to the Company in relation to these agreements and recorded in the caption accounts receivable.

On October 9, 2020, the Company entered into a dental services agreement with DEP pursuant to which DEP agreed to provide dental services for managed care members of the Company. The Company recognized expenses of approximately $1.5 million during the three months ended March 31, 2022, which was recorded within the caption "Direct Patient Expense". As of March 31, 2023, no balance was due to DEP. Subsequent to Onsite Dental acquiring DEP on April 14, 2022, the Company entered into a new dental services administration agreement with Onsite Dental to provide dental services for the Company's managed care members and terminated the prior contract with DEP. The Company recognized expenses in respect of the dental services provided to Cano Health's members by Onsite Dental in the amount of approximately $4.1 million for the three months ended March 31, 2023. As of March 31, 2023, no balance was due to Onsite Dental.

Operating Leases

The Company indirectly leased a medical space from the Company's COO. For the medical space, the Company paid Humana, Inc., a managed care organization with whom the Company has entered into multi-year agreements (“Humana”), approximately $0.2 million and $0.1 million and Humana paid the Company's COO $0.1 million and $0.1 million for the three

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
months ended March 31, 2023 and 2022, respectively. In addition, the Company's COO leased three other properties directly to the Company and was paid $0.1 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.

General Contractor Agreements

The Company has entered into various general contractor agreements with Cano Builders, USA, Inc. ("Cano Builders"), a company that is controlled by Jose Hernandez, the father of the Company's CEO, pursuant to which Cano Builders performs leasehold improvements at various Company locations, as well as performing various repairs and related maintenance. Payments made to Cano Builders pursuant to these general contractor agreements, as well as amounts paid for repairs and maintenance, totaled approximately $0.4 million and $1.7 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the Company owed $0.5 million to Cano Builders.

Other

The CEO’s sister-in-law is employed at the Company as its director of payroll and her annualized cash compensation is approximately $135,000, which the Company believes is at market rates.

15.    STOCK-BASED COMPENSATION

2021 Stock Option and Incentive Plan

The Company maintains the 2021 Stock Option and Incentive Plan (the “2021 Plan”) and the 2021 Employee Stock Purchase Plan (“2021 ESPP”) to encourage and enable the current and future officers, employees, directors, and consultants of the Company and its affiliates to obtain ownership in the Company and align their interests with those of the Company. The aggregate number of shares authorized for issuance under the 2021 Plan will not exceed 52.0 million shares of stock. The aggregate number of shares authorized for issuance under the 2021 ESPP will not exceed 4.7 million. On January 1 of each year through January 1, 2031 the number of shares of Class A common stock reserved and available for issuance under the 2021 ESPP shall be cumulatively increased by the lesser of (i) 15.0 million shares of Class A common stock, (ii) 1.0% of the number of shares of Class A common stock issued and outstanding on the immediately preceding December 31st, or (iii) such lesser number of shares as determined by the Compensation Committee, which is the plan administrator.

The 2021 Plan provides for the grant of incentive and nonqualified stock option, restricted stock units (“RSUs”), restricted share awards, stock appreciation awards, unrestricted stock awards, and cash-based awards to employees, directors, and consultants of the Company.

Stock Options

On June 3, 2021, in connection with closing the Business Combination, the Company granted 12.8 million stock options with market conditions (“Market Condition Awards”) to several executive officers and directors of the Company. The Market Condition Awards are eligible to vest when the Company’s stock price meets specified hurdle prices and stays above those prices for 20 consecutive days after June 3, 2021 and before June 3, 2024 (i.e., the period from grant to the end date of the performance period). Once the market condition is satisfied, the applicable percentage of the Market Condition Awards will vest 50% on each of the first and second anniversaries so long as the optionee stays employed. The unrecognized compensation cost of the Market Condition Awards as of March 31, 2023 was $13.9 million, which is expected to be recognized over the weighted average remaining service period of 1.2 years.

Further, on March 15, 2022 and March 31, 2023, in connection with achieving certain performance metrics, the Company granted a total of 1.9 million stock options with service conditions ("Service Condition Awards") to several executive officers of the Company. The Service Condition Awards vest over 4 years, with 25% of the shares underlying the award vesting at the end of each successive 1-year period thereafter so long as the optionee stays employed. The unrecognized compensation cost of the Service Condition Awards as of March 31, 2023 was $2.2 million, which is expected to be recognized over the weighted average remaining service period of 2.3 years.

Stock Option Valuation

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company uses two valuation methods to determine the fair value of the stock options. The Monte-Carlo simulation model is used to estimate the fair value of the Market Condition Awards. The Monte-Carlo simulation model calculates multiple potential outcomes for an award and establishes a fair value based on the most likely outcome. The fair values were calculated using the Monte-Carlo model with the following assumptions as of the June 3, 2021 grant date:

As of June 3, 2021

Closing Cano share price as of valuation date	$14.75
Risk-free interest rate	1.68% - 2.0%
Expected volatility	45.0%
Expected dividend yield	0.0%
Expected cost of equity	9.0%

The Black-Scholes valuation method is used to determine the fair value of the Service Condition Awards. The Black-Scholes valuation model requires the input of assumptions regarding the expected term, expected volatility, dividend yield and risk-free interest to estimate the fair value of the stock option. The fair values of the Service Condition Awards were calculated using the following assumptions as of March 15, 2022 and March 31, 2023 grant dates:

As of March 15, 2022

Strike price	$6.03
Risk-free interest rate	2.1%
Expected volatility	70.0%
Expected dividend yield	0.0%
Expected term	6.25

As of March 31, 2023

Strike price	$0.91
Risk-free interest rate	3.5%
Expected volatility	100.0%
Expected dividend yield	0.0%
Expected term	6.25

A summary of the status of unvested options granted under the 2021 Plan through March 31, 2023 is presented below:

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Market-Based Stock Options		Service-Based Stock Options
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2021	12,703,698	$4.23	—	—
Granted	—	—	435,141	$3.88
Forfeitures	(5,714)	4.23	—	—
Balance, March 31, 2022	12,697,984	$4.23	435,141	$3.88

Balance, December 31, 2022	10,634,998	$4.23	405,652	$3.88
Granted	—	—	1,479,711	0.74
Forfeitures	(276,993)	4.23	—	—
Balance, March 31, 2023	10,358,005	$4.23	1,885,363	$1.42

Restricted Stock Units

The fair value of RSUs is based on the closing price of the Company’s Class A common stock on the grant date. The unrecognized compensation cost of the outstanding RSUs as of March 31, 2023 was $61.1 million for service based awards and $1.0 million for performance based awards, which are performance-adjusted restricted stock units that link granted equity compensation value to the Company's achievement of strategic financial objectives. The RSUs and performance-adjusted restricted stock units are expected to be recognized over the weighted average remaining service period of 1.3 years and 1.1 years, respectively. A majority of RSUs vest in equal annual installments over a period of 4 years from the grant date. Certain executives of the Company received RSUs which vest in equal annual installments over a 2-year period. Further, RSUs granted to non-employee members of the Board of Directors vest over the lesser of one year or upon the next annual stockholders' meeting.

A summary of the status of unvested RSUs granted under the 2021 Plan through March 31, 2023 is presented below:

	Restricted-Stock Units		Performance - Restricted-Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2021	4,460,772	$14.43	706,750	$12.73
Granted	7,454,302	6.02	—	—
Forfeitures	—	—	—	—
Balance, March 31, 2022	11,915,074	$9.17	706,750	$12.73

Balance, December 31, 2022	10,672,574	$7.64	280,477	$13.36
Granted	734,020	0.91	—	—
Vested	(40,336)	5.78	—	—
Forfeitures	(601,449)	5.81	—	—
Balance, March 31, 2023	10,764,809	$7.29	280,477	$13.36

The Company recorded compensation expenses related to stock options and RSUs of $9.0 million and $13.2 million for the three months ended March 31, 2023 and 2022, respectively. The Company recorded compensation expense related to the 2021 ESPP of $0.4 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively.

The total stock-based compensation expense related to all the stock-based awards granted by the Company is reported in the Company's condensed consolidated statement of operations as compensation expense within the selling, general and administrative expense caption.

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

As a result of the University acquisition, the Company assumed the vendor agreement in 2021 that University, through its subsidiary University Health Care Pharmacy, Inc., had with a second pharmaceutical vendor. The agreement, effective through December 2023, contains a provision that requires average monthly net purchases of $0.6 million, and if the minimum is not met, the vendor may adjust the pricing of goods.

Management believes it has satisfied the minimum requirements of these agreements for the three months ended March 31, 2023 and 2022.

Legal Matters

On March 18, 2022, a purported stockholder of the Company filed a putative class action lawsuit in the U.S. District Court for the Southern District of Florida against the Company, certain current officers and certain former officers of Jaws, captioned Alberto Gonzalez v. Cano Health, Inc. f/k/a Jaws Acquisition Corp., et al. (No. 1:22-cv-20827). An amended complaint was filed on February 21, 2023. Defendants moved to dismiss the amended complaint on April 7, 2023. The lawsuit alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 against all defendants in connection with allegedly false and misleading statements made by the Company regarding compliance with GAAP and the timing of its revenue recognition from Medicare Advantage contracts in 2021. The lawsuit seeks, among other things, certification of a class action and unspecified compensatory damages for purchasers of the Company’s common stock between May 7, 2021 and February 25, 2022, as well as attorneys’ fees and costs. The Company believes it has meritorious defenses and intends to vigorously defend against the allegations.

On April 28, 2023, three former directors, Barry Sternlicht and Elliot Cooperstone and Dr. Lewis Gold, filed a lawsuit against the Company’s Board of Directors in the Court of Chancery of the State of Delaware captioned Sternlicht et al. v. Hernandez et al., C.A. No. 2023-0477-PAF. The lawsuit claims a breach of fiduciary duties by the Board and seeks to re-open the Company’s advance-notice nomination window for stockholder notice of director candidate nominations and business proposals for the Company’s 2023 annual stockholders’ meeting. The board intends to vigorously defend against the lawsuit.

The Company is exposed to various other asserted and unasserted potential claims encountered in the normal course of business. Management believes that the resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

17.     INCOME TAXES

The Company incurred no tax expense for the three months ended March 31, 2023, as such the effective tax rate for the three months ended March 31, 2023 was 0% compared to 108.6% for the three months ended March 31, 2022. The effective tax rate for the periods presented differs from the statutory U.S. tax rate. The primary rate difference relates to a portion of income allocated to non-controlling interests and the valuation allowance recorded against the Company’s deferred tax assets. The Company evaluates the realizability of its deferred tax assets on a quarterly basis and adjusts the valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax assets may not be realized.

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company does not have any uncertain tax positions ("UTPs") as of March 31, 2023. While the Company currently does not have any UTPs, it is foreseeable that the calculation of the Company’s tax liabilities may involve dealing with uncertainties in the application of complex tax laws and regulations in multiple jurisdictions across the Company’s operations.

The Company files income tax returns in the U.S. with Federal, State and local agencies, and in Puerto Rico. The Company, and its subsidiaries are subject to U.S. Federal, state and local tax examinations for tax years starting in 2019. In addition, the Puerto Rico subsidiary group is subject to U.S. Federal, state and foreign tax examinations for tax years starting in 2018. The Internal Revenue Service ("IRS") commenced an examination of PCIH’s income tax return for the year ended December 31, 2020 in the first quarter of 2023. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to the tax examination and that any settlement related thereto will not have a material adverse effect on the Company’s consolidated financial statements; however, there can be no assurances as to the ultimate outcome until the examination is completed. The Company has analyzed filing positions in the Federal, State, local and foreign jurisdictions where it is required to file income tax returns for all open tax years and does not believe any tax uncertainties exist.

Tax Receivable Agreement

Upon the completion of the Business Combination, Cano Health became a party to the Tax Receivable Agreement ("TRA"). Under the terms of that agreement, Cano Health generally is required to pay to the Seller and to each other person from time to time that becomes a “TRA Party” under the Tax Receivable Agreement, 85% of the tax savings, if any, that Cano Health is deemed to realize in certain circumstances as a result of certain tax attributes that exist following the Business Combination and that are created thereafter, including as a result of payments made under the Tax Receivable Agreement. To the extent payments are made pursuant to the Tax Receivable Agreement, Cano Health generally is required to pay to the Sponsor and to each other person from time to time that becomes a “Sponsor Party” under the Tax Receivable Agreement such Sponsor Party’s proportionate share of an amount equal to such payments multiplied by a fraction with the numerator of 0.15 and the denominator of 0.85. As a result of the payments to the TRA Party and Sponsor Party we generally are required to pay an amount equal to, but not in excess of the tax benefit realized from the tax attributes subject to the Tax Receivable Agreement. The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired unless Cano Health exercises its right to terminate the Tax Receivable Agreement for an amount representing the present value of anticipated future tax benefits under the Tax Receivable Agreement or certain other acceleration events occur. The Tax Receivable Agreement liability is determined and recorded under ASC 450, “Contingencies”, as a contingent liability; therefore, we are required to evaluate whether the liability is both probable and the amount can be estimated. Since the Tax Receivable Agreement liability is payable upon cash tax savings and we have determined that positive future taxable income is not probable based on Cano Health's historical loss position and other factors that make it difficult to rely on forecasts, we have not recorded the Tax Receivable Agreement liability as of March 31, 2023. We will continue to evaluate this on a quarterly basis which may result in future adjustments to the treatment.

18.     NET INCOME (LOSS) PER SHARE

The following table sets forth the net income (loss) and the computation of basic and diluted per common stock for the periods indicated:

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except shares and per share data)	2023	2022
Numerator:
Net income (loss)	$(60,585)	$(85)
Less: net loss attributable to non-controlling interests	(32,435)	(745)
Net income (loss) attributable to Class A common stockholders	(28,150)	660
Dilutive effect of Class B common stock	(32,435)	(745)
Net loss attributable to Class A common stockholders - Diluted	$(60,585)	$(85)
Basic and Diluted Earnings Per Share denominator:
Weighted average common stock outstanding - basic	239,802,085	191,410,221
Net income (loss) per share - basic	$(0.12)	$0.00
Diluted Earnings Per Share:
Dilutive effect of Class B common stock on weighted average common stock outstanding	263,638,069	276,722,704
Weighted average common stock outstanding - diluted	503,440,154	468,132,925
Net loss per share - diluted	$(0.12)	$0.00

The outstanding Company’s Class B common stock does not represent economic interests in the Company, and as such, is not included in the denominator of the basic net loss per share calculation. The Class B common stock was dilutive for the three months ended March 31, 2023.

On August 11, 2021, the Company issued 2,720,966 shares of Class A common stock (the “escrowed shares”) to the escrow agent, on behalf of the seller, as part of the consideration in connection with an acquisition. The amount of shares was based on a $30.0 million purchase price divided by the average share price of the Company's Class A common stock during the 20 consecutive trading days preceding the transaction's closing date. These shares were deposited in escrow and will be released to the seller upon the satisfaction of certain performance metrics during 2022 and 2023. The final number of shares to be issued to the seller, if any, from the escrow account will be calculated by multiplying the initial share amount by an earned share percentage in accordance with the purchase agreement and subtracting any forfeited indemnity shares. The dilutive effects of these shares were excluded from the diluted earnings per share calculation for the three months ended March 31, 2023 because they were anti-dilutive.

The table below presents the Company’s potentially dilutive securities:

As of March 31, 2023
Class B common stock	263,638,069
Public Warrants	22,999,900
Private Placement Warrants	10,533,292
Warrants - 2023 Term Loan	7,862,160
Restricted Stock Units	11,045,286
Stock Options	12,243,368
Contingent Shares Issued in Connection with Acquisitions	2,720,966
ESPP Shares	1,158,295
Potential Common Stock Equivalents	332,201,336

19.     SEGMENT INFORMATION

The Company organizes its operations into one reportable segment. The Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), reviews financial information and makes decisions about resource allocation based on the Company’s responsibility to deliver high quality primary medical care services to the Company’s patient population. For the

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
periods presented, all of the Company’s revenues were earned in the U.S., including Puerto Rico, and all of the Company’s long-lived assets were located in the U.S.

20.    SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or the context otherwise requires, references in this section to "the Company," "Cano Health,” “we,” “us,” “our,” and other similar terms refer, for periods prior to the completion of the Business Combination, to PCIH and its subsidiaries, and for periods upon or after the completion of the Business Combination, to the consolidated operations of Cano Health, Inc. and its subsidiaries, including PCIH and its subsidiaries. The following discussion and analysis is intended to help the reader understand our business, results of operations, financial condition, liquidity and capital resources. This discussion should be read in conjunction with Cano Health's unaudited condensed consolidated financial statements and related notes presented here in Part I, Item 1 included elsewhere in this Quarterly Report on Form 10-Q (the "Form 10-Q") as well as the audited financial statements and the accompanying notes, as well as the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Cano Health” included in our Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission (the "SEC") on March 15, 2023, as amended (the "2022 Form 10-K").

The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-Q, particularly in the sections entitled "Forward-Looking Statements," as well as Part I, Item 1A, “Risk Factors” in our 2022 Form 10-K.

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

•Providers: We believe that providers want to be clinicians. Our employed physicians are supported with the tools and multi-disciplinary support they need to focus on medicine, their patients and their families rather than administrative matters like pre-authorizations, referrals, billing and coding. Our physicians receive ongoing training through regular clinical meetings to review the latest findings in primary care medicine. Furthermore, we offer above-

average pay and no hospital call requirements. In addition, our physicians are eligible to receive a bonus based upon clinical outcomes, among other metrics.

•Payors: We believe payors want 3 things: high-quality care, membership growth and effective medical cost management. We have a track record of delivering on all 3. Our proven track record of high-quality ratings increases the premiums paid by the CMS to health plans, increases our quality primary-care-driven membership growth, and increases our scaled, highly professional value-based provider group that delivers quality care.

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

As of March 31, 2023, we employed approximately 400 providers (physicians, nurse practitioners, physician assistants) across our 170 owned medical centers, maintained affiliate relationships with over 1,500 physicians and approximately 760 clinical support employees focused on supporting physicians in enabling patient care and experience. For the three months ended March 31, 2023 and 2022 our total revenue was $866.9 million and $704.3 million, respectively. Our net loss for the three months ended March 31, 2023 and 2022 was $60.59 million and $0.1 million, respectively.

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

Add New Members in Existing Centers
Our ability to organically add new members is a key driver of our growth. We believe that we have a large embedded growth opportunity within our existing medical center base. In medical centers that are approaching full capacity, we are able to augment our footprint by expanding our existing medical centers, opening de novo centers or acquiring centers that are more convenient for our members. Please see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Key Factors Affecting Our Performance - Expand our Medical Center Base.” in this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information. Additionally, as we add members to our existing medical centers, we expect these members to contribute significant incremental economics as we leverage our fixed cost base at each medical center.

Our payor partners also direct members to our medical centers by either assigning patients who have not yet selected a primary care provider or through insurance agents who inform their clients about our services. We believe this often results in the patient selecting us as their primary care provider when they select a Medicare Advantage plan. Due to our care delivery model’s patient-centric focus, we have been able to consistently help payors manage their costs while raising the quality of their plans, affording them quality bonuses that increase their revenue. We believe that we present an attractive opportunity for payors to meaningfully improve their overall membership growth in a given market without assuming any financial downside.

Expand our Medical Center Base
We operate in Florida, Texas, Nevada, New Jersey, New York, New Mexico, Illinois, California, Arizona and Puerto Rico as of March 31, 2023. When entering a new market, we tailor our entry strategy to the characteristics of the specific market and provide a customized solution to meet that market’s needs. When choosing a market to enter, we look at various factors including:

•Medicare population density;

•underserved demographics;

•existing payor relationships; and

•specialist and hospital access and capacity.

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

When building or buying a medical center is not the right solution, we lease the medical center and employ physicians. In our medical centers, we receive PMPM capitated revenue, which, in the case of health plans, is a pre-negotiated percentage of the premium that the health plan receives from CMS.

We have grown our business to encompass 170 medical centers as of March 31, 2023, resulting in a high capacity for new members. Accordingly, we plan to significantly reduce our investments in de novo medical centers in 2023.

Also, our affiliate relationships allow us to partner with independent physicians and group practices that we do not own and to provide them access to components of our population health management platform. As of March 31, 2023, we provided services to over 1,500 providers. As in the case of our owned medical centers, we receive PMPM capitated revenue and a pre-negotiated percentage of the premium that the health plan receives from CMS. We pay the affiliate a primary care fee and a portion of the surplus of premium in excess of third-party medical costs. The surplus portion paid to affiliates is recorded as direct patient expense. This approach is extremely capital efficient as the costs of managing affiliates are minimal. Further, we believe that the affiliate model is an important growth avenue as it serves as a feeder into our acquisition pipeline, enabling us to evaluate and target affiliated practices for acquisition based on our operational experience with them.

Contracts with Payors
Our economic model relies on our capitated partnerships with payors, which manage Medicare members across the U.S. We have established ourselves as a top-quality provider across multiple Medicare and Medicaid health plans, including Humana, UnitedHealthcare and Elevance (or their respective affiliates). Our relationships with our payor partners go back as many as 10 years and are generally evergreen in nature. We are viewed as a critical distributor of effective healthcare with market-leading clinical outcomes (led by primary care), and as such, we believe that our payor relationships will continue to be long-lasting and enduring. These plans and others are seeking further opportunities to expand their relationship with us beyond our current markets. Having payor relationships in place reduces the risk of entering into new markets. Maintaining, supporting and growing these relationships, particularly as we enter new geographies, is critical to our long-term success. We believe health plans look to achieve 3 goals when partnering with a provider: membership growth, clinical quality and medical cost management. We are capable of delivering all 3 based on our care coordination strategy, differentiated quality metrics and strong relationships with members. We believe that this alignment of interests and our highly effective care model will ensure continued success with our payor partners.

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

Furthermore, to effectively manage the cost of care for our members, we utilize MSP Recovery, Inc. D/B/A LifeWallet ("MSP"), a third-party healthcare claims reimbursement recovery service provider. MSP provides healthcare claims reimbursement recovery services using data analytics to identify and recover improper payments made by Medicare, Medicaid and commercial health insurers (each a “Health Plan”), and charged to us under risk agreements, when the Health Plan is not the primary payer under the Medicare Secondary Payer Act and other state and federal laws. MSP employs a team of data scientists and medical professionals who analyze historical medical claims data to identify recoverable opportunities, which MSP then aggregates and pursues. The Company has irrevocably assigned certain past claims data to MSP, which will be paid by either cash or equity at MSP's option. Subsequent to March 31, 2023, the Company negotiated an extension for the settlement of the MSP receivables to be paid in cash or shares of MSP's Class A common stock on the earlier of (i) the tenth trading day immediately following the filing date of MSP's Annual Report on Form 10-K for the year ended December 31, 2022 and (ii) June 29, 2023.

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

Capitated Revenue Per Member

Excluding the impact of large-scale shifts in membership demographics or acuity, our Medicare Advantage capitated revenue per member per month ("PMPM”) will generally decline over the course of the year. As the year progresses, Medicare Advantage PMPM typically declines as new members typically join us with less complete or accurate documentation than in the previous year (and therefore lower current year Medicare Risk Adjustment ("MRA") revenue).

Medical Costs

Medical costs vary seasonally depending on a number of factors. Typically, we experience higher utilization levels during the first quarter of the year due to influenza and other seasonal illnesses, as well as a result of adding new members during annual enrollment period with higher acuity. Medical costs also depend upon the number of business days in a period. Shorter periods will typically have lower medical costs due to fewer business days. Business days can also create year-over-year comparability issues if one year has a different number of business days compared to another.

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

	March 31, 2023	December 31, 2022	March 31, 2022
Membership	388,667	309,590	269,333
Medical centers	170	172	137

Members

Members represent those Medicare, Medicaid, ACA, and commercially insured patients for whom we receive a fixed PMPM fee under capitation arrangements as of the end of a particular period.

Owned Medical Centers

We define our medical centers as those primary care medical centers open for business and attending to members at the end of a particular period in which we own the medical operations and the physicians are our employees.

Key Components of Results of Operations
Revenue
Capitated revenue. Our capitated revenue is derived from medical services provided at our medical centers or affiliated practices under capitation arrangements made directly with various health plans or CMS. Capitated revenue consists of a PMPM amount paid for the delivery of healthcare services, and our rates are determined as a percent of the premium that the health plans receive from the CMS for our at-risk members. Those premiums are based upon the cost of care in a local market and the average utilization of services by the members enrolled. Medicare pays capitation using a “risk adjustment model,” which compensates providers based on the health status (acuity) of each individual patient. Groups with higher acuity patients receive more, and those with lower acuity patients receive less. Under the risk adjustment model, capitated premium is paid based on the acuity of members enrolled for the preceding year and subsequently adjusted once current year data is compiled. The amount of capitated revenue may be affected by certain factors outlined in the agreements with the health plans, such as administrative fees paid to the health plans and risk adjustments to premiums. Moreover, the capitated revenue benchmark for our ACO REACH program and ACO's may be adjusted based on current year utilization.

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

Operating Expenses

Third-party medical costs. Third-party medical costs primarily consist of medical expenses incurred by the health plans or CMS (contractually on behalf of the Company), including costs for inpatient and hospital care, specialists, and certain pharmacy purchases, net of rebates and other recoveries. Provider costs are accrued based on the date of service to members, based in part on estimates, including an accrual for medical services incurred but not reported (“IBNR”). Liabilities for IBNR are estimated and adjusted for current experience. These estimates are continually reviewed and updated, and we retain the services of an independent actuary to review IBNR on a quarterly basis. We expect our third-party medical costs to increase given the healthcare spending trends within the Medicare population, which is also consistent with funding rates we receive under our payor contracts. Third-party medical costs also include fixed amounts due from a third-party healthcare claims reimbursement recovery service provider for claims which have been irrevocably assigned to them related to third-party medical costs. We also may receive and recognize a percentage of these claims recovered in excess of certain thresholds. These variable payments are recognized at the time of settlement. No such variable consideration has been received to date.

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

Other Income (Expense)
Interest expense. Interest expense primarily consists of interest incurred on our outstanding borrowings under our Credit Suisse Credit Agreement, Senior Notes, and 2023 Term Loan, including Paid-in-Kind interest ("PIK"). See “Liquidity and Capital Resources.” Costs incurred to obtain debt financing are amortized and shown as a component of interest expense.
Interest income. Interest income primarily consists of interest earned through a loan agreement with an affiliated company.
Loss on extinguishment of debt. Loss on extinguishment of debt primarily consists of unamortized debt issuance costs related to our Credit Suisse Credit Agreement in connection with our financing arrangements.
Change in fair value of warrant liabilities. Change in fair value of warrant liabilities consists primarily of changes to the public warrants and private placement warrants assumed upon the consummation of the Business Combination. The liabilities are revalued at each reporting period.
Other income (expense). Other income (expense) primarily relates to sublease income.

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Revenue:
Capitated revenue	$841,074	$674,351
Fee-for-service and other revenue	25,835	29,986
Total revenue	866,909	704,337
Operating expenses:
Third-party medical costs	708,331	535,779
Direct patient expense	68,427	60,677
Selling, general, and administrative expense	96,473	96,587
Depreciation and amortization expense	27,221	19,036
Transaction costs and other	10,086	8,375
Change in fair value of contingent consideration	(4,100)	(4,661)
Total operating expenses	906,438	715,793
Loss from operations	(39,529)	(11,456)
Other income and expense:
Interest expense	(23,505)	(13,284)
Interest income	9	1
Loss on extinguishment of debt	—	(1,428)
Change in fair value of warrant liabilities	2,008	27,162
Other income (expense)	432	—
Total other income (expense)	(21,056)	12,451
Net income (loss) before income tax expense	(60,585)	995
Income tax expense (benefit)	—	1,080
Net income (loss)	(60,585)	(85)
Net income (loss) attributable to non-controlling interests	(32,435)	(745)
Net income (loss) attributable to Class A common stockholders	$(28,150)	$660

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,
(% of revenue)	2023	2022
Revenue:
Capitated revenue	97.0%	95.7%
Fee-for-service and other revenue	3.0%	4.3%
Total revenue	100.0%	100.0%
Operating expenses:
Third-party medical costs	81.7%	76.1%
Direct patient expense	7.9%	8.6%
Selling, general, and administrative expense	11.1%	13.7%
Depreciation and amortization expense	3.1%	2.7%
Transaction costs and other	1.2%	1.2%
Change in fair value of contingent consideration	(0.5)%	(0.7)%
Total operating expenses	104.6%	101.6%
Loss from operations	(4.6)%	(1.6)%
Other income and expense:
Interest expense	(2.7)%	(1.9)%
Interest income	0.0%	0.0%
Loss on extinguishment of debt	0.0%	(0.2)%
Change in fair value of warrant liabilities	0.2%	3.9%
Other income (loss)	0.0%	0.0%
Total other income (loss)	(2.5)%	1.8%
Net income (loss) before income tax expense	(7.0)%	0.2%
Income tax expense (benefit)	0.0%	0.2%
Net income (loss)	(7.0)%	0.0%
Net income (loss) attributable to non-controlling interests	(3.7)%	(0.1)%
Net income (loss) attributable to Class A common stockholders	(3.3)%	0.1%

The following table sets forth the Company’s disaggregated revenue for the periods indicated:

	Three Months Ended March 31,
	2023		2022
($ in thousands)	Revenue $	Revenue %	Revenue $	Revenue %
Capitated revenue
Medicare	$793,628	91.5%	$615,217	87.3%
Other capitated revenue	47,446	5.5%	59,134	8.4%
Total capitated revenue	841,074	97.0%	674,351	95.7%
Fee-for-service and other revenue
Fee-for-service	11,693	1.3%	9,970	1.4%
Pharmacy	12,106	1.4%	11,515	1.6%
Other	2,036	0.3%	8,501	1.3%
Total fee-for-service and other revenue	25,835	3.0%	29,986	4.3%

Total revenue	$866,909	100.0%	$704,337	100.0%

The following table sets forth the Company’s member and member month figures for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2023	2022	% Change
Members:
Medicare Advantage	140,366	119,105	17.9%
Medicare ACO REACH	67,054	41,201	62.7%
Total Medicare	207,420	160,306	29.4%
Medicaid	81,509	67,982	19.9%
ACA	99,738	41,045	143.0%
Total members	388,667	269,333	44.3%

Member months:
Medicare Advantage	416,776	354,415	17.6%
Medicare ACO REACH	202,683	125,089	62.0%
Total Medicare	619,459	479,504	29.2%
Medicaid	242,649	202,197	20.0%
ACA	283,961	121,911	132.9%
Total member months	1,146,069	803,612	42.6%
($ in thousands)
Per Member Per Month ("PMPM"):
Medicare Advantage	$1,180	$1,249	(5.5)%
Medicare ACO REACH	$1,489	$1,379	8.0%
Total Medicare	$1,281	$1,283	(0.2)%
Medicaid	$183	$257	(28.8)%
ACA	$11	$58	(81.0)%
Total PMPM	$734	$839	(12.5)%

Medical centers	170	137

Comparison of the Three Months Ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,
($ in thousands)	2023	2022	$ Change	% Change
Revenue:
Capitated revenue	$841,074	$674,351	$166,723	24.7%
Fee-for-service and other revenue	25,835	29,986	(4,151)	-13.8%
Total revenue	$866,909	$704,337	$162,572

Capitated revenue. Capitated revenue was $841.1 million for the three months ended March 31, 2023, an increase of $166.7 million, or 24.7%, compared to $674.4 million for the three months ended March 31, 2022. The increase was primarily driven by a 42.6% increase in the total member months, partially offset by a 12.5% decrease in total PMPM revenue. The increase in member months was due to an increase in the total number of members served at new and existing centers due to organic growth and as a result of certain acquisitions.

Fee-for-service and other revenue. Fee-for-service and other revenue was $25.8 million for the three months ended March 31, 2023, a decrease of $4.2 million, or 13.8%, compared to $30.0 million for the three months ended March 31, 2022, primarily due to a decrease in volume of services provided.

Operating Expenses

	Three Months Ended March 31,
($ in thousands)	2023	2022	$ Change	% Change
Operating expenses:
Third-party medical costs	$708,331	$535,779	$172,552	32.2%
Direct patient expense	68,427	60,677	7,750	12.8%
Selling, general, and administrative expenses	96,473	96,587	(114)	-0.1%
Depreciation and amortization expense	27,221	19,036	8,185	43.0%
Transaction costs and other	10,086	8,375	1,711	20.4%
Change in fair value of contingent consideration	(4,100)	(4,661)	561	-12.0%
Total operating expenses	$906,438	$715,793	$190,645

Third-party medical costs. Third-party medical costs were $708.3 million for the three months ended March 31, 2023, an increase of $172.6 million, or 32.2%, compared to $535.8 million for the three months ended March 31, 2022. The increase was driven by both an increase in total member months, partially offset by lower costs PMPM.

Direct patient expense. Direct patient expense was $68.4 million for the three months ended March 31, 2023, an increase of $7.8 million, or 12.8%, compared to $60.7 million for the three months ended March 31, 2022. The increase was primarily driven by increases in payroll and benefits of $3.3 million, associated primarily with newer medical centers.

Selling, general, and administrative expenses. Selling, general, and administrative expenses were $96.5 million for the three months ended March 31, 2023, a decrease of $0.1 million, or 0.1%, compared to $96.6 million for the three months ended March 31, 2022.

Depreciation and amortization expense. Depreciation and amortization expense was $27.2 million for the three months ended March 31, 2023, an increase of $8.2 million, or 43.0%, compared to $19.0 million for the three months ended March 31, 2022. The increase was driven by the opening of de novos medical centers and center expansion to support the growth of our business during the period, as well as the addition of several brand names, non-compete agreements, and payor relationships from 2022 acquisitions.

Transaction costs and other. Transaction costs and other were $10.1 million for the three months ended March 31, 2023, an increase of $1.7 million, or 20.4%, compared to $8.4 million for the three months ended March 31, 2022.

Change in fair value of contingent consideration. Contingent consideration generated a gain of $4.1 million for the three months ended March 31, 2023 due to the performance of certain acquired plans and the related contingent payments.

Other Income (Expense)

	Three Months Ended March 31,
($ in thousands)	2023	2022	$ Change	% Change
Other income and expense:
Interest expense	$(23,505)	$(13,284)	$(10,221)	76.9%
Interest income	9	1	8	800.0%
Loss on extinguishment of debt	—	(1,428)	1,428	-100.0%
Change in fair value of warrant liabilities	2,008	27,162	(25,154)	-92.6%
Other income (expense)	432	—	432	N/A
Total other income (expense)	$(21,056)	$12,451	$(33,507)

Interest expense. Interest expense was $23.5 million for the three months ended March 31, 2023, an increase of $10.2 million, or 76.9%, compared to $13.3 million for the three months ended March 31, 2022. The increase was primarily driven by higher interest rates during the period on outstanding long-term debt and additional borrowing under the 2023 Term Loan.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities was $2.0 million for the three months ended March 31, 2023 as a result of a change in the fair value of the public warrants and private placement warrants assumed in connection with the Business Combination.

Liquidity and Capital Resources

General
We have financed our operations principally through the Business Combination and debt securities and borrowings. As of March 31, 2023 and December 31, 2022, we had cash, cash equivalents and restricted cash of $44.9 million and $27.3 million, respectively. As of March 31, 2023 and December 31, 2022, the Company had $13.0 million (of its total cash of $44.9 million) and $4.4 million (of its total cash of $27.3 million), respectively, of cash held as collateral and letters of credit related to the ACO REACH program, respectively. These letters of credit and the collateral are both presented within cash, cash equivalents and restricted cash. As of March 31, 2023 and December 31, 2022, we had an available balance of $120.0 million on our revolving line of credit. Our cash, cash equivalents and restricted cash primarily consist of highly liquid investments in money market funds and cash. Since our inception, we have generated significant operating losses from our operations, as reflected in our accumulated deficit of $314.2 million as of March 31, 2023 and negative cash flows from operations.

On February 24, 2023, we entered into and consummated a credit agreement pursuant to which we borrowed a gross aggregate principal amount of $150 million ("2023 Term Loan"). The 2023 Term Loan bears interest through its second anniversary at a rate of 14%, payable quarterly either in cash or in kind, at our discretion, by adding such amount to the principal balance of the 2023 Term Loan and thereafter at a rate of 13%, payable quarterly in cash. We have elected to satisfy interest due on the loan through the second anniversary in kind. The 2023 Term Loan will mature on November 23, 2027. In March 2023, the Company used a portion of the funds from the 2023 Term Loan to repay $99.0 million of the outstanding balance under its revolving line of credit. Upon such repayment, the Company has $120 million available for borrowing under its revolving line of credit. Under the 2023 Term Loan, the Company is required to perform a financial covenant calculation on a quarterly basis. The Company is compliant as of March 31, 2023.

Upon the completion of the Business Combination, Cano Health became a party to the Tax Receivable Agreement ("TRA"). Under the terms of that agreement, Cano Health, Inc. generally will be required to pay to the Seller and to each other person from time to time that becomes a “TRA Party” under the Tax Receivable Agreement, 85% of the tax savings, if any, that Cano Health is deemed to realize in certain circumstances as a result of certain tax attributes that exist following the Business

Combination and that are created thereafter, including as a result of payments made under the Tax Receivable Agreement. See further discussion related to the TRA agreement in Note 17, "Income Taxes," in our unaudited condensed consolidated financial statements of this Form 10-Q.

In 2023, we expect to incur approximately $81.0 million in cash interest payments (which excludes approximately $19.0 million of non-cash PIK interest under the 2023 Term Loan) and approximately $15.0 million in capital expenditures.

We believe that our existing cash, cash equivalents and restricted cash along with our expected cash generation through operations (See Note 11, "Debt," in our unaudited condensed consolidated financial statements in this Form 10-Q) and revolving line of credit will be sufficient to fund our operating and capital needs for at least the next 12 months from the date of issuance of the unaudited condensed consolidated financial statements included in this Form 10-Q. This assessment excludes any potential proceeds received from the MSP agreements.

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

	Three Months Ended March 31,
($ in thousands)	2023	2022
Net cash (used in) provided by operating activities	$(29,470)	$(37,203)
Net cash (used in) provided by investing activities	(9,459)	(13,457)
Net cash (used in) provided by financing activities	56,488	542
Net Increase (decrease) in cash, cash equivalents and restricted cash	17,559	(50,118)
Cash, cash equivalents and restricted cash at beginning of year	27,329	163,170
Cash, cash equivalents and restricted cash at end of period	$44,888	$113,052

Operating Activities
For the three months ended March 31, 2023, net cash used in operating activities was $29.5 million, a decrease of $7.7 million in cash outflows compared to net cash used in operating activities of $37.2 million for the three months ended March 31, 2022. Significant changes impacting net cash used in operating activities were as follows:

A decrease in cash of $31.0 million related to net loss and non-cash charges and credits, primarily related to the following:
•Increase in net losses of $60.5 million;
•Decrease in stock-based compensation expense of $4.5 million; and
•Decrease in non-cash loss on extinguishment of debt of $1.4 million,

Offset by the following non-cash items:
•Increase in depreciation and amortization of $8.2 million; and
•Decrease in gain related to the change in the fair value of warrant liabilities of $25.2 million;

An increase in cash of $38.7 million related to operating assets and liabilities primarily resulting from:
•Changes in accounts receivable due to the timing of collections and the growth in membership;
•Changes in liability for unpaid claims due to the growth in membership; and
•Changes in accounts payable and accrued expenses due to the timing of payments.

Investing Activities

For the three months ended March 31, 2023, net cash used in investing activities was $9.5 million, a decrease of $4.0 million in cash outflows compared to net cash used in investing activities of $13.5 million for the three months ended March 31, 2022, primarily due to a decrease in cash used for acquisitions and capital expenditures. The Company expects the net cash used in investing activities to be less in 2023 due to a significant reduction in spending on de novo medical centers and acquisitions.

Financing Activities

Net cash provided by (used in) financing activities was $56.5 million during the three months ended March 31, 2023, an increase of $55.9 million compared to net cash provided by financing activities of $0.5 million during the three months ended March 31, 2022 primarily due to $141.8 million of net proceeds from the 2023 Term Loan, partially offset by the $84.0 million repayment of the December 31, 2022 balance of the revolving line of credit.

Non-GAAP Financial Metrics

The following discussion includes references to EBITDA and Adjusted EBITDA, which are non-GAAP financial measures, which are reconciled below to net income/net loss, their most directly comparable GAAP measure. A non-GAAP financial measure is a performance metric that departs from GAAP because it excludes earnings components that are required under GAAP. Other companies may define non-GAAP financial measures differently and, as a result, our non-GAAP financial measures may not be directly comparable to those of other companies. These non-GAAP financial metrics should be used as a supplement to, and not as an alternative to, the Company's GAAP financial results.

By definition, EBITDA consists of net income (loss) before interest, income taxes, depreciation and amortization. Adjusted EBITDA is EBITDA adjusted to add back the effect of certain expenses, such as stock-based compensation expense, transaction costs (consisting of transaction costs and corporate development payroll costs), restructuring and other charges, fair value adjustments in contingent consideration, loss on extinguishment of debt and changes in fair value of warrant liabilities. Adjusted EBITDA is a key measure used by our management to assess the operating and financial performance of our Company.

The presentation of non-GAAP financial measures also provides additional information to investors regarding our results of operations and is useful for trending, analyzing and benchmarking the performance and value of our business. By excluding certain expenses and other items that may not be indicative of our underlying core business operating results, these non-GAAP financial measures:
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

Because of these and other limitations, you should consider Adjusted EBITDA along with our other GAAP-based financial performance measures, including net loss, cash flow metrics and our GAAP financial results.

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, the most directly comparable GAAP measure to these non-GAAP measures:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Net loss	$(60,585)	(85)
Interest income	(9)	(1)
Interest expense	23,505	13,284
Income tax expense (benefit)	—	1,080
Depreciation and amortization expense	27,221	19,036
EBITDA	$(9,868)	33,314
Stock-based compensation	9,351	13,816
Transaction costs (1)	10,572	9,871
Restructuring and other	1,032	2,585
Change in fair value of contingent consideration	(4,100)	(4,661)
Loss on extinguishment of debt	—	1,428
Change in fair value of warrant liabilities	(2,008)	(27,162)
Adjusted EBITDA	$4,979	$29,191
(1) Transaction costs included $0.5 million and $1.0 million of corporate development payroll costs for the three months ended March 31, 2023 and 2022, respectively. Corporate development payroll costs include those expenses directly related to the additional staff needed to support our transaction activity.

The March 31, 2022 Adjusted EBITDA has been adjusted to exclude $15.8 million in de novo losses, as the Company plans to significantly reduce its investments in de novo medical centers in 2023 and, accordingly, modified its definition of Adjusted EBITDA beginning January 1, 2023 to no longer include de novo losses in calculating Adjusted EBITDA.

Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. We believe we have made reasonable estimates and assumptions in preparing the financial statements. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

For a description of our policies regarding our critical accounting policies, see “Critical Accounting Policies” in our 2022 Form 10-K. There have been no significant changes in our critical accounting estimate policies or methodologies to our condensed consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our quantitative and qualitative disclosures about market risk that we disclosed in our 2022 Form 10-K.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting that occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, we may be involved in litigation incidental to the conduct of our business that arise in the ordinary course of business.

For a description of our legal proceedings, please see the description set forth in the “Legal Matters” section in Note 16, "Commitments and Contingencies," in the notes to the unaudited condensed consolidated financial statements of this Form 10-Q.

Item 1A.    Risk Factors

The following risk factor supplements the risk factors set forth in Part 1, Item 1A of our 2022 Form 10-K

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with the other information in this Form 10-Q, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and the related notes. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, reputation, revenue, financial condition, results of operations and future prospects, in which event the market price of our Class A common stock could decline, and you could lose part or all of your investment. Unless otherwise indicated, reference in this section and elsewhere in this Form 10-Q to our business being adversely affected, negatively impacted or harmed will include an adverse effect on, or a negative impact or harm to, the business, reputation, financial condition, results of operations, revenue and our future prospects. The material and other risks and uncertainties summarized above and described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below.

Our business and operations could be negatively affected if we become or remain subject to any securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategy and impact our liquidity, cash flows and/or stock price.

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

For example, and as previously disclosed, three directors have recently resigned from the Company’s Board. On March 30, 2023, Elliot Cooperstone, Lewis Gold and Barry Sternlicht (together, the “Former Directors”) resigned from the Board, effective immediately. On April 28, 2023, the Former Directors filed a confidential lawsuit, which claims a breach of fiduciary duties by the Board and seeks to re-open the Company’s advance-notice nomination window for stockholder notice of director candidate nominations and business proposals for the Company’s 2023 annual stockholders’ meeting. The Board intends to vigorously defend against the lawsuit. While we strive to maintain constructive communications with our shareholders, activist shareholders such as the Former Directors, have and may continue to engage in proxy solicitations or advance shareholder proposals, or otherwise attempt to affect changes and assert influence on our Board and management. Our growth prospects, liquidity, cash flows and/or stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties related to the actions of the Former Directors or other securities litigation or stockholder activism.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On January 5, 2023, the Company issued 53,534 shares of Class A commons stock to Jorge Cavero pursuant to an asset purchase agreement, dated as of November 30, 2021, by and among Cavero Medical Group, Ltd., Jorge Cavero, M.D., Cano Health Illinois 1 MSO, LLC, Cano Health Illinois PLLC, and collectively with Cano MSO. These shares were not registered under the Securities Act in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act.

On January 31, 2023, the Company issued 9,671,318 shares of Class A commons stock to Your Partners in Health, LLC, Your Partners in Health I, LLC, Care Management Resources, LLC, ProCare Medical Management, LLC, and Total Health Medical Centers, LLC pursuant to an asset purchase agreement, dated as of December 9, 2022, by and among Cano Health, LLC, Total Health Medical Centers, LLC, Your Partners in Health, LLC, Your Partners in Health I, LLC, ProCare Medical Management, Care Management Resources, LLC, Care Management Resources I, LLC, and together with Total Health, Your Partners in Health, YPH I, ProCare Medical Management and Care Management. These shares were not registered under the Securities Act in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act.

On March 8, 2023, the Company issued 21,620,941 shares of Class A commons stock to Diameter Master Fund LP, Diameter Dislocation Master Fund, LP, and Diameter Dislocation Master Fund II, LP pursuant to a warrant agreement dated February 24, 2023. These shares were not registered at the time of issuance under the Securities Act in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act; however, such shares are now registered.

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

4.1^
Warrant Agreement, dated February 24, 2023, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent and transfer agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 27, 2023).

4.2^	Form of Warrant (included as Exhibit D to Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 27, 2023).
10.1+	Employment Agreement, by and between Cano Health, LLC and Dr. Marlow Hernandez (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on June 9, 2021).
10.2+	Employment Agreement, by and between Cano Health, LLC and Dr. Richard Aguilar (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on June 9, 2021).
10.3+
Employment Agreement, by and among Cano Health, LLC, Cano Health, Inc. and David Armstrong (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 21, 2022).

10.4+
Amended and Restated Employment Agreement, dated April 5, 2021, by and between Cano Health, LLC and Brian D. Koppy (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on June 9, 2021).

10.5+	Employment Agreement, by and among Cano Health, LLC, Cano Health, Inc. and Mark Novell (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2022).
10.6+
Employment Agreement, by and among Cano Health, LLC, Cano Health, Inc. and Robert Camerlinck (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 5, 2022).

10.7^
Credit Agreement, dated as of February 24, 2023, by and among the Company, the Borrower, Holdings, certain lenders and JP Morgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2023).

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

+	Indicates a management contract or any compensatory plan, contract or arrangement.
^	Schedules and exhibits to this Exhibit have been omitted in accordance with Item 601 of Regulation S-K. The Company agrees to furnish supplementally a copy of all omitted schedules and exhibits to the U.S. Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANO HEALTH, INC.

Date		Signature	Title

May 9, 2023	By:	/s/ Dr. Marlow Hernandez	Chief Executive Officer
		Dr. Marlow Hernandez	(Principal Executive Officer)

May 9, 2023	By:	/s/ Brian D. Koppy	Chief Financial Officer
		Brian D. Koppy	(Principal Financial Officer)

May 9, 2023	By:	/s/ Mark Novell	Chief Accounting Officer
		Mark Novell	(Principal Accounting Officer)