Form 10-Q
period 2023-06-30
Cano Health, Inc.
filed 2023-08-10
CIK 1800682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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

As of August 9, 2023 the registrant had 285,474,630 shares of Class A common stock outstanding and 253,208,965 shares of Class B common stock outstanding.

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

i.our ability to achieve or maintain profitability;

ii.our expectations regarding executing our business plan and strategies, such as (a) our long-term strategy to focus our business on Medicare Advantage and ACO Reach in markets that can deliver positive cash flow performance; (b) our plans to exit the California, New Mexico and Illinois markets by the fall of 2023; (c) our performing a strategic review of our medical centers located in Texas and Nevada and, to generate additional liquidity, we are reviewing the sale of all of our assets related to servicing our Medicaid members; (d) our plans to pursue a process to identify interest in the sale of the Company or all or substantially all of its assets;

iii.our plans to achieve our expected business and financial results, including patient membership objectives, targeted medical claims expense ratios, estimated reimbursement rates, estimated revenues, estimated gross margins, and estimated cost levels, such as our plans to significantly reduce our investments in de novo medical centers in 2023;

iv.our expectations regarding the impact of changes in applicable laws, rules or regulations, including with respect to health plans and payors and our relationships with such plans and payors, and provisions that impact Medicare and Medicaid programs;

v.our expectations regarding our sources and uses of cash and liquidity, such as (a) our expectation that our existing cash position, along with our expected cash generation through operations and our CS Revolving Line of Credit will not be sufficient to fund our operating and capital expenditure requirements through at least the next 12 months from the date of issuance of our unaudited condensed consolidated financial statements included in this Form 10-Q; (b) our expectation that our net cash used in investing activities will be less in 2023 due to a significant reduction in spending on de novo medical centers; (c) our expectation that our interest expense will increase by approximately $18.0 million in 2023 driven by the 2023 Term Loan; (d) our reduction in expected capital expenditures; (e) our expectation that in 2023, we will incur approximately $81.0 million in cash interest payments (which excludes approximately $19.0 million of non-cash PIK interest under the 2023 Term Loan) and approximately $15.0 million in capital expenditures; and (f) our expectation that, having secured the 2023 Side-Car Amendment on August 10, 2023, we will repay a significant portion of the CS Revolving Line of Credit by the end of September 2023;

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

vii.our estimates and judgments regarding our various tax positions, including regarding our deferred tax assets, our belief that no tax uncertainties exist based on analyzing our filing positions in the Federal, State, local and foreign jurisdictions where we are required to file income tax returns for all open tax years and our belief that we have adequately provided for any reasonably foreseeable outcomes related to the IRS tax examination of our income tax return for the year ended December 31, 2020 and that any settlement related thereto will not have a material adverse effect on our consolidated financial statements;

viii.our expectations regarding the shift in our strategic direction, such as our plans to focus our membership base towards Medicare Advantage and ACO Reach; sell certain assets and operations and exiting California, New Mexico and Illinois markets by the fall of 2023; exit our Puerto Rico operations by January 1, 2024, conduct a strategic review of the Company's Medicaid business in Florida, medical centers located in Texas and Nevada, pharmacy assets and other specialty practices; consolidating underperforming owned medical centers; lowering third party medical costs through negotiations with payors; reducing operating expenses, including reduction of permanent staff; significantly reducing all other non-essential spending; and delaying renovations and other capital projects, including our belief that the Company will be better positioned to achieve positive financial performance upon completion of these initiatives, as well as our expectation to remain focused on driving growth through filling capacity in our planned remaining existing centers and delivering the same high-quality, healthcare to our members and delivering positive outcomes, while more effectively controlling costs; and

ix.our expectations regarding our plan to further restructure our operations to streamline and simplify the organization to improve efficiency and reduce costs, including workforce reductions, and the expected reduction in our selling, general and administrative costs in future periods compared to current levels, including reducing staffing by approximately 700 employees, or 17% of our workforce in the third quarter of 2023, with approximately 40% of the workforce reductions being attributable to exiting operations in certain markets, with the remainder attributable to other operating centers and our expectation that these actions are expected to yield approximately $50 million of annualized cost reductions beginning in the third quarter of 2023 and through the end of 2024, and result in our recording a restructuring charge in the third quarter of 2023 of approximately $4 million, the majority of which is expected to be paid in 2023 and a lesser amount in 2024, consisting primarily of employee-related costs, such as severance, retention and other contractual termination benefits.

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

i.unexpected developments that adversely impact our ability to achieve or maintain profitability, such as due to (a) less than anticipated capacity utilization at our medical centers; (b) higher than expected costs and expenses; (c) less than anticipated growth in revenues, Adjusted EBITDA margins and/or cash flows; (d) difficulties and/or delays in improving our operational execution, enhancing our cost discipline, and/or achieving positive free cash flow, such as due to a broad recessionary economic environment, higher interest rates and/or a higher inflationary environment; (e) our inability to predict changes to the Medicare Advantage, ACO Realizing Equity, Access, and Community Health ("ACO REACH") and Medicare patients under Accountable Care Organizations ("ACO") programs as it relates to benchmarks and shared savings;

ii.unexpected developments that adversely impact our ability to execute our business plan and strategies, such as due to (a) unexpected changes in the payor mix of our patients and potential decreases in our reimbursement rates; (b) unexpected developments with respect to the renegotiation, non-renewal or termination of capitation agreements with health plans; (c) difficulties and/or delays in procuring sufficient space on terms that are acceptable to us or that the costs of procuring and outfitting such space becomes uneconomical, such as due to the prevailing difficult conditions in the global supply chain environment; (d) less than expected consumer acceptance of our services and offerings and/or less than expected member retention rates; (e) greater than anticipated competition in our industry, less than anticipated advantages of our services, products and technology over competing services, products and technology existing in the market, and other competitive factors, including with respect to technological capabilities, cost and scalability; (f) difficulties or delays in exiting certain market and/or selling the Company or all or substantially all of its assets, such as due to tightness in the credit markets, higher inflation or other factors, regulatory disruptions or delays and/or securing third party agreements and approvals; (g) unexpected developments that adversely impact our ability to execute our plan to identify opportunities to maximize shareholder value, including the sale of the Company, such as due to our inability to consummate one or more transactions, whether due to higher interest rates, regulatory restrictions or other market factors; and (h) possible actions that vendors and other third parties that we deal with may take to impose enhanced credit controls that effectively increase our cost base or make it difficult for us to maintain services and supplies required to conduct business;

iii.unexpected developments that adversely impact our ability to achieve our expected financial results, such as due to (a) unexpected changes in anticipated Medicare reimbursement rates or changes in the rules governing the Medicare program; (b) unexpected changes in reimbursements by third-party payors and payments by individuals; (c) unexpected changes in Medicare’s risk adjustment payment system; (d) unexpected developments with respect to our estimates of revenues and refund liabilities that we recognize under our risk agreements with health plans; (e) unexpected developments with respect to our estimates about our third-party medical costs (including incurred but not report medical service accruals), including our expectation that our third-party medical costs will increase given the healthcare spending trends within the Medicare population;

iv.unanticipated changes in laws, rules and/or regulations, such as those that result in less than expected payments from health plans and other payors;

v.less than anticipated sources of liquidity, such as due to (a) delays in or our inability to complete non-core asset sales, in whole or in part; (b) unanticipated demands on our available sources of cash; (c) tightness in the credit or M&A markets; (d) unexpected changes in our future capital requirements which depend on many factors, including our growth rate, medical expenses and/or our review of all aspects of our value-based care platform;

vi.unexpected developments regarding the outcome of any pending legal or regulatory proceedings;

vii.unexpected developments impacting our tax positions, such as our deferred tax assets not being realized in future periods in expected amounts, which could result in adjustments to our valuation allowances and provision for income taxes and/or unexpected developments in our tax audit;

viii.unexpected developments with respect to the shift in our strategic direction that could adversely affect our plans to reduce our costs and expenses and/or generate additional sources of liquidity, such as, among other things, our inability, in whole or in part to complete one or more asset sales and/or negotiate for better payment terms and conditions, such that we are not unable to achieve positive financial performance on an acceptable timeline; and/or less than expected benefits from and/or higher than expected costs and expenses related to our restructuring program, such as delays in realizing or less than the expected cost reductions.

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

v

CANO HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash, cash equivalents and restricted cash	$27,721	$27,329
Accounts receivable, net of unpaid service provider costs	107,164	233,816
Prepaid expenses and other current assets	31,450	79,603
Total current assets	166,335	340,748
Property and equipment, net	129,330	131,325
Operating lease right-of-use assets	174,581	177,892
Goodwill	480,044	480,375
Payor relationships, net	551,913	567,704
Other intangibles, net	199,761	226,059
Other assets (net of allowance for credit losses of $62.0 million as of June 30, 2023)	5,358	4,824
Total assets	$1,707,322	$1,928,927
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses (Related parties comprised $2,992 and $2,669 as of June 30, 2023 and December 31, 2022, respectively)	$124,821	$105,733
Current portion of notes payable, net of debt issuance costs	109,667	6,444
Current portion of finance lease liabilities	2,972	1,686
Current portions due to sellers	46,506	46,016
Current portion of operating lease liabilities	24,958	24,068
Other current liabilities	28,010	24,491
Total current liabilities	336,934	208,438
Notes payable, net of debt issuance costs	922,232	997,806
Long term portion of operating lease liabilities	163,972	166,347
Warrant liabilities	7,042	7,373
Long term portion of finance lease liabilities	7,770	3,364
Due to sellers, net of current portion	1,050	15,714
Long term portion of contingent consideration	1,400	2,800
Other liabilities	31,149	32,810
Total liabilities	1,471,549	1,434,652
Stockholders’ Equity
Shares of Class A common stock $0.0001 par value (6,000,000,000 shares authorized and 281,517,626 and 224,118,566 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)	28	22
Shares of Class B common stock $0.0001 par value (1,000,000,000 shares authorized and 253,208,965 and 268,794,608 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)	25	27
Additional paid-in capital	601,589	538,614
Accumulated deficit	(454,935)	(286,032)
Total Stockholders' Equity before non-controlling interests	146,707	252,631
Non-controlling interests	89,066	241,644
Total Stockholders' Equity	235,773	494,275
Total Liabilities and Stockholders' Equity	$1,707,322	$1,928,927
The accompanying Notes are an integral part of these Condensed Financial Statements

CANO HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Revenue:
Capitated revenue	$743,324	$655,493	$1,584,397	$1,329,844
Fee-for-service and other revenue	23,422	33,880	49,258	63,671
Total revenue	766,746	689,373	1,633,655	1,393,515
Operating expenses:
Third-party medical costs	769,629	541,317	1,477,960	1,077,097
Direct patient expense (Related parties comprised $3,073 and $7,188 in the three months ended June 30, 2023 and 2022, respectively, and $3,064 and $4,518 in the six months ended June 30, 2023 and 2022, respectively)	56,757	52,647	125,184	113,323
Selling, general, and administrative expenses (Related parties comprised $1,452 and $2,496 in the three months ended June 30, 2023 and 2022, respectively, and $3,305 and $5,452 in the six months ended June 30, 2023 and 2022, respectively)	99,418	106,179	195,890	202,849
Depreciation and amortization expense	27,251	19,836	54,473	38,872
Transaction costs	9,125	6,207	19,211	14,583
Change in fair value of contingent consideration	(11,800)	(5,764)	(15,900)	(10,425)
Credit loss on other assets	62,000	—	62,000	—
Total operating expenses	1,012,380	720,422	1,918,818	1,436,299
Income (loss) from operations	(245,634)	(31,049)	(285,163)	(42,784)
Other income (expense):
Interest expense	(26,719)	(13,134)	(50,224)	(26,418)
Interest income	90	2	99	3
Loss on extinguishment of debt	—	—	—	(1,428)
Change in fair value of warrant liabilities	(1,677)	30,175	331	57,337
Other income (expense)	1,323	251	1,755	530
Total other income (expense)	(26,983)	17,294	(48,039)	30,024
Net income (loss) before income tax expense	(272,617)	(13,755)	(333,202)	(12,760)
Income tax expense (benefit)	(1,872)	809	(1,872)	1,889
Net income (loss)	$(270,745)	$(14,564)	$(331,330)	$(14,649)
Net income (loss) attributable to non-controlling interests	(129,992)	(9,231)	(162,427)	(9,976)
Net income (loss) attributable to Class A common stockholders	$(140,753)	$(5,333)	$(168,903)	$(4,673)

Net income (loss) per share attributable to Class A common stockholders, basic	$(0.51)	$(0.03)	$(0.66)	$(0.02)
Net income (loss) per share attributable to Class A common stockholders, diluted	$(0.51)	$(0.03)	$(0.66)	$(0.03)
Weighted-average shares outstanding:
Basic	274,640,987	210,053,037	257,317,776	200,783,129
Diluted	527,849,952	474,580,471	257,317,776	465,310,563
The accompanying Notes are an integral part of these Condensed Financial Statements

CANO HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

Three and Six Months Ended June 30, 2023 and 2022

(in thousands, except shares)	Class A Shares		Class B Shares		Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
BALANCE—March 31, 2023	261,819,529	$26	263,638,069	$26	$594,994	$(314,182)	$223,537	$504,401
Stock-based compensation expense, net	—	—	—	—	2,017	—	—	2,017
Issuance of Class A common stock upon vesting of restricted stock units	1,469,730	—	—	—	(4,984)	—	4,984	—
Issuance of common stock for acquisitions	—	—	—	—	99	—	—	99
Exchange of Class B common stock for Class A common stock	10,429,104	1	(10,429,104)	(1)	9,463	—	(9,463)	—
Warrants Exercised	7,799,263	1	—	—	—	—	—	1
Net income (loss)	—	—	—	—	—	(140,753)	(129,992)	(270,745)
BALANCE—June 30, 2023	281,517,626	$28	253,208,965	$25	$601,589	$(454,935)	$89,066	$235,773

(in thousands, except shares)	Class A Shares		Class B Shares		Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
BALANCE—March 31, 2022	205,026,367	$20	276,722,704	$28	$464,262	$(78,100)	$451,567	$837,777
Stock-based compensation expense, net	—	—	—	—	17,783	—	—	17,783
Issuance of Class A common stock upon vesting of restricted stock units	807,315	1	—		(5,086)	—	5,085	—
Exchange of Class B common stock for Class A common stock	12,195,270	1	(12,195,270)	(1)	18,682	—	(18,682)	—
Net income (loss)	—	—	—	—	—	(5,333)	(9,231)	(14,564)
BALANCE—June 30, 2022	218,028,952	$22	264,527,434	$27	$495,642	$(83,433)	$428,739	$840,997

The accompanying Notes are an integral part of these Condensed Financial Statements

CANO HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except shares)	Class A Shares		Class B Shares		Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2022	224,118,566	22	268,794,608	27	538,614	(286,032)	241,644	$494,275
Stock-based compensation expense, net	—	—	—	—	11,368	—	—	11,368
Issuance of Class A common stock upon vesting of restricted stock units	1,510,066	—	—		(5,080)	—	5,080	—
Issuance of common stock for acquisitions	9,724,852	1	—	—	14,401	—	—	14,402
Exchange of Class B common stock for Class A common stock	15,585,643	2	(15,585,643)	(2)	13,033	—	(13,033)	—
Warrants Exercised	29,420,204	3	—	—	214	—	—	217
Debt discount - warrants issued	—	—	—	—	45,698	—	—	45,698
Employee Stock Purchase Plan issuance	1,158,295	—	—	—	1,143	—	—	1,143
Impact of transactions affecting non-controlling interests	—	—	—	—	(17,802)	—	17,802	—
Net income (loss)	—	—	—	—	—	(168,903)	(162,427)	(331,330)
BALANCE—June 30, 2023	281,517,626	$28	253,208,965	$25	$601,589	$(454,935)	$89,066	$235,773

(in thousands, except shares)	Class A Shares		Class B Shares		Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2021	180,113,551	$18	297,385,981	$30	$397,443	$(78,760)	$479,837	$798,568
Stock-based compensation expense, net	—	—	—	—	31,600	—	—	31,600
Issuance of Class A common stock upon vesting of restricted stock units	807,315	1	—	—	(5,086)	—	5,085	—
Issuance of common stock for acquisitions	2,857,167	—	—	—	15,771	—	—	15,771
Exchange of Class B common stock for Class A common stock	32,858,547	3	(32,858,547)	(3)	51,765	—	(51,765)	—
Employee Stock Purchase Plan issuance	1,392,372	—	—	—	9,707	—	—	9,707
Impact of transactions affecting non-controlling interests	—	—	—	—	(5,558)	—	5,558	—
Net income (loss)	—	—	—	—	—	(4,673)	(9,976)	(14,649)
BALANCE—June 30, 2022	218,028,952	$22	264,527,434	$27	$495,642	$(83,433)	$428,739	$840,997

The accompanying Notes are an integral part of these Condensed Financial Statements

CANO HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash Flows (used in) from Operating Activities:
Net loss	$(331,330)	$(14,649)
Adjustments to reconcile net loss to net cash (used in) from operating activities:
Depreciation and amortization expense	54,473	38,872
Change in fair value of contingent consideration	(15,900)	(10,425)
Change in fair value of warrant liabilities	(331)	(57,337)
Loss on extinguishment of debt	—	1,428
Fixed asset abandonment	1,709	—
Amortization of debt issuance costs	2,560	1,570
Non-cash lease expense	1,642	3,642
Stock-based compensation, net	11,368	31,600
Paid in kind interest expense	7,380	—
Credit loss on other assets	62,000	—
Changes in operating assets and liabilities:
Accounts receivable, net	126,652	(67,557)
Other assets	(649)	7,158
Prepaid expenses and other current assets	654	(17,834)
Interest accrued due to sellers	—	100
Accounts payable and accrued expenses (Related parties comprised $(295) and $1,331 for the six months ended June 30, 2023 and 2022, respectively)	28,289	(9,362)
Other liabilities	6,528	10,621
Net cash (used in) provided by operating activities	(44,955)	(82,173)

Cash Flows (used in) from Investing Activities:
Purchase of property and equipment (Related parties comprised $766 and $3,567 for the six months ended June 30, 2023 and 2022, respectively)	(11,270)	(20,431)
Acquisitions of subsidiaries including non-compete intangibles, net of cash acquired	—	(4,995)
Payments to sellers	(6,431)	(3,847)
Net cash (used in) provided by investing activities	(17,701)	(29,273)

Cash Flows (used in) from Financing Activities:
Payments of long-term debt	(3,223)	(3,222)
Debt issuance costs	(9,256)	(88)
Proceeds from long-term debt	150,000	—
Proceeds from CS Revolving Line of Credit	55,000	—
Repayments of CS Revolving Line of Credit	(129,000)	—
Proceeds from insurance financing arrangements	2,690	2,529
Payments of principal on insurance financing arrangements	(1,467)	(1,380)
Other	(1,696)	(1,716)
Net cash (used in) provided by financing activities	63,048	(3,877)

Net increase (decrease) in cash, cash equivalents and restricted cash	392	(115,323)
Cash, cash equivalents and restricted cash at beginning of year	27,329	163,170
Cash, cash equivalents and restricted cash at end of period	$27,721	$47,847
The accompanying Notes are an integral part of these Condensed Financial Statements

CANO HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Supplemental cash flow information:
Interest paid	40,476	27,670
Income taxes paid	—	82

Non-cash investing and financing activities:
Right-of-use assets obtained in exchange of lease liabilities	16,558	50,297
Issuance of Class A common stock for acquisitions	14,402	15,771
Due to sellers in connection with acquisitions	—	3,533
Addition to construction in process funded through accounts payable	906	3,580
Humana Affiliate Provider clinic leasehold improvements	363	2,928
Employee Stock Purchase Plan issuance	1,143	9,707
Warrants issued	45,698	—

The accompanying Notes are an integral part of these Condensed Financial Statements

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    NATURE OF BUSINESS AND OPERATIONS

Nature of Business

Cano Health, Inc. (“Cano Health”, or the “Company”), formerly known as Primary Care (ITC) Intermediate Holdings, LLC (“PCIH” or the "Seller"), provides value-based medical care for its members. The Company focuses on providing high-touch population health and wellness services to Medicare Advantage, Accountable Care Organization Realizing Equity, Access, and Community Health ("ACO REACH"), Medicare patients under ACO and Medicaid capitated members, particularly in underserved communities by leveraging our proprietary technology platform to deliver high-quality health care services. The Company also operates pharmacies in the network for the purpose of providing a full range of managed care services to its members.

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

Following the consummation of the Business Combination, substantially all of the Company’s assets and operations are held and conducted by PCIH and its subsidiaries. As the Company is a holding company with no material assets other than its ownership of PCIH Common Units and its managing member interest in PCIH, the Company has no independent means of generating revenue or cash flow. The Company’s ability to pay taxes and dividends depends on the financial results and cash flows of PCIH and the distributions it receives from PCIH. The Company’s only assets are equity interests in PCIH, which represented a 35.1% and 52.6% controlling ownership as of the Closing Date and as of June 30, 2023, respectively. Certain members of PCIH who retained their common unit interests in PCIH held the remaining 64.9% and 47.4% non-controlling ownership interests as of the Closing Date and as of June 30, 2023, respectively. These members hold an economic interest in PCIH through PCIH Common Units and a corresponding number of non-economic Class B common stock, which entitles the holder to one vote per share.

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

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Following the closing of the Business Combination, Class A stockholders owned direct controlling interests in the combined results of PCIH and Cano Health while the Seller, as the sole Class B stockholder, owned indirect economic interests in PCIH shown as non-controlling interests in Cano Health's unaudited condensed consolidated financial statements. The Seller holds these indirect economic interests in the form of PCIH Common Units that are redeemable for shares of Cano Health Class A common stock, together with the cancellation of an equal number of shares of Cano Health Class B common stock. The non-controlling interests will decrease over time as shares of Class B common stock and PCIH Common Units are exchanged for shares of Cano Health's Class A common stock.

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

Risks and Uncertainties

For additional information on the Company’s risk factors, please see Item 1A, "Risk Factors,” included in the Company’s 2022 Form 10-K, as supplemented by Part II, Item 1A, “Risk Factors,” included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2023 (the “Q1 2023 Form 10-Q") and in this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 (the “Q2 2023 Form 10-Q”).

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company described its significant accounting policies in Note 2, “Summary of Significant Accounting Policies,” included in the audited consolidated financial statements for the year ended December 31, 2022 included in its 2022 Form 10-K. During the six months ended June 30, 2023, there were no significant changes to those accounting policies.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements through June 30, 2023 and believes that none of them will have a material effect on our unaudited condensed consolidated financial statements.

3.    GOING CONCERN

The Company’s accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended June 30, 2023, the Company generated a net loss of $331.3 million and used $45.0 million of cash from operations.

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company’s current liquidity as of August 9, 2023 was approximately $101.5 million, consisting of cash and cash equivalents (excluding restricted cash of approximately $14.1 million). As of August 10, 2023, the CS Revolving Line of Credit was fully drawn to ensure that the Company had access to liquidity while it was negotiating the 2023 Side-Car Amendment (each as discussed under Note 12, “Debt”); provided, however, having secured the 2023 Side-Car Amendment on August 10, 2023, the Company currently expects to repay a significant portion of such line of credit by the end of September 2023. The Company currently believes that this amount of liquidity is not sufficient to cover the Company’s operating, investing and financing cash uses for the next 12 months. The Company’s ability to continue as a going concern is contingent upon successful execution of management’s intended plan over the next 12 months to improve the Company’s liquidity and profitability, as discussed below.

Management has evaluated the significance of these relevant conditions in relation to the Company’s ability to meet its obligations and has concluded that there is substantial doubt about the Company’s ability to continue as going concern within one year after the date that the financial statements are issued.

The Company is pursuing several initiatives to improve its profitability liquidity and net cash, such as controlling and reducing operating expenses, limiting capital expenditures, selling assets and operations and exiting certain markets. The Company’s efforts to reduce operating expenses include reducing permanent staff, lowering its third party medical costs through negotiations with payors, consolidating underperforming medical centers, delaying renovations and other capital projects and significantly reducing nonessential spending.

Other Company efforts to improve its liquidity include a strategic review of its Medicaid business in Florida, medical centers located in Texas and Nevada, pharmacy assets and other specialty practices.

The Company is in the process of closing medical centers and exiting markets in California, New Mexico and Illinois. The Company also plans to exit its Puerto Rico operations by January 1, 2024.

In addition to the above, the Company is pursuing a comprehensive process to identify and evaluate interest in a sale of the Company, or all or substantially all of its assets, consistent with the terms and conditions of the 2023 Side-Car Amendment, discussed below. The Company has engaged advisors to assist in the process. The Company has not set a timetable for the conclusion of this process and there is no assurance that the process will result in any transaction.

Additionally, as discussed in Note 12, “Debt,” the Side-Car Credit Agreement contains a financial maintenance covenant, requiring the Borrower to maintain a First Lien Net Leverage Ratio (i.e., total first lien senior secured net debt to Consolidated Adjusted EBITDA) not to exceed 5.80:1.00 on the last day of any four consecutive fiscal quarter period. Capitalized terms used, but not defined, in this Note are defined in Note 12, “Debt.” With a First Lien Leverage Ratio of approximately 12.00:1.00 at June 30, 2023, the Borrower was not in compliance with this financial maintenance covenant as of such date. Under the Side-Car Credit Agreement, the Borrower has a right to cure noncompliance with the financial maintenance covenant by obtaining sufficient equity proceeds, which may be sourced from equity or debt financings by the Company, that will be deemed added to the Borrower’s Consolidated Adjusted EBITDA for purposes of recalculating the financial maintenance covenant when such proceeds are contributed to the Borrower. The cure right may be exercised by the Borrower no more than 2 times in any 4 consecutive testing periods and no more than 5 times during the term of the Side-Car Credit Agreement. Accordingly, on July 28, 2023, the Borrower delivered to the 2023 Term Loan Administrative Agent a notice of its intent to cure such noncompliance by September 5, 2023, which would require the Company to raise approximately $71 million of new capital, which amount, if raised, would be contributed to the Borrower to consummate the cure.

Thereafter, on August 10, 2023, the Borrower obtained a waiver of such noncompliance and entered into an amendment of the Side-Car Credit Agreement (the “2023 Side-Car Amendment”) under which the Company will not be required to test compliance with the Side-Car Credit Agreement’s financial maintenance covenant until the fiscal quarter ending September 30, 2024. The 2023 Side-Car Amendment provides, among other modifications to the Side-Car Credit Agreement, that: (i) the Company will formally launch, announce and pursue a comprehensive process in an effort to yield one or more offers for a sale of all or substantially all of the assets or businesses of, or direct or indirect equity interests in, the Borrower and its subsidiaries with a purchase price that includes cash proceeds sufficient to pay the obligations under the Side-Car Credit Agreement, and will use its commercially reasonable efforts to promptly close such a transaction; (ii) the interest rate for the 2023 Term Loan will be increased to 16% during the payment-in-kind period ending on February 24, 2025; (iii) a premium

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
payment of 5% of the outstanding principal amount of the 2023 Term Loan will be paid in kind by capitalizing such payment to the principal amount of the 2023 Term Loan; (iv) the applicable prepayment premium will be required in connection with any voluntary or mandatory prepayment or repayment of the 2023 Term Loan; and (v) the lenders will have participation rights in certain new debt financings incurred by the Borrower or any of its subsidiaries. Absent such waiver, the 2023 Term Loan Administrative Agent, acting at the direction of the lead lender, and at the requisite lenders request, could have immediately terminated all commitments under the 2023 Term Loan and accelerated the maturity of all principal, interest and other amounts due thereon. Pursuant to the terms of the 2023 Side-Car Amendment, the Borrower will not be required to pursue its cure right.

Under the Credit Suisse Credit Agreement, if the Borrower was unable to obtain such waiver from the lenders under the 2023 Term Loan Agreement, or cure any such noncompliance by September 5, 2023, then the administrative agent under the Credit Suisse Credit Agreement would have been entitled to, and acting at the direction of the requisite lenders, could have, among other things, immediately terminated all commitments under the CS Term Loan and the CS Revolving Line of Credit and accelerated the maturity of all principal, interest and other amounts due thereunder. Under the Senior Notes, if (i) the Borrower was unable to obtain such waiver from the lenders under the 2023 Term Loan Agreement, or cure any such noncompliance by September 5, 2023; (ii) the lender under such facility or under the Credit Suisse Credit Agreement accelerated the maturity of $50 million or more of the amount outstanding thereunder; and (iii) the Borrower failed to pay such amount when due, then the trustee for the Senior Notes or the holders of at least 30% in principal amount of the Senior Notes would have been entitled to immediately accelerate the maturity of the Senior Notes, including all principal, interest and other amounts due thereon.

4.    REVENUE AND ACCOUNTS RECEIVABLE

The Company’s revenue streams for the three and six months ended June 30, 2023 and 2022, respectively, were as follows:

	Three Months Ended June 30,
	2023		2022
(in thousands)	Revenue $	Revenue %	Revenue $	Revenue %
Capitated revenue
Medicare	$695,612	90.7%	$602,613	87.4%
Other capitated revenue	47,712	6.2%	52,880	7.6%
Total capitated revenue	743,324	96.9%	655,493	95.0%
Fee-for-service and other revenue
Fee-for-service	4,282	0.6%	9,701	1.4%
Pharmacy	15,559	2.0%	12,759	1.9%
Other	3,581	0.5%	11,420	1.7%
Total fee-for-service and other revenue	23,422	3.1%	33,880	5.0%
Total revenue	$766,746	100.0%	$689,373	100.0%

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30,
	2023		2022
(in thousands)	Revenue $	Revenue %	Revenue $	Revenue %
Capitated revenue
Medicare	$1,489,240	91.2%	$1,217,831	87.5%
Other capitated revenue	95,157	5.8%	112,013	8.0%
Total capitated revenue	1,584,397	97.0%	1,329,844	95.5%
Fee-for-service and other revenue
Fee-for-service	15,975	1.0%	19,671	1.4%
Pharmacy	27,664	1.7%	24,274	1.7%
Other	5,619	0.3%	19,726	1.4%
Total fee-for-service and other revenue	49,258	3.0%	63,671	4.5%
Total revenue	$1,633,655	100.0%	$1,393,515	100.0%

Accounts Receivable

The Company's accounts receivable balances are summarized for the periods indicated below. The Company’s accounts receivable are presented net of the unpaid service provider costs. A right of offset exists when all of the following conditions are met: 1) each of the two parties owed the other determinable amounts; 2) the reporting party has the right to offset the amount owed with the amount owed to the other party; 3) the reporting party intends to offset; and 4) the right of offset is enforceable by law. The Company believes all of the aforementioned conditions existed as of June 30, 2023 and December 31, 2022.

	As of
(in thousands)	June 30, 2023	December 31, 2022
Accounts receivable	$459,633	$388,122
Medicare risk adjustment	24,868	49,586
Unpaid service provider costs	(377,337)	(203,892)
Accounts receivable, net	$107,164	$233,816

Concentration of Risk

Three payors represented greater than 10% of our total revenue for the three and six months ended on each of June 30, 2023 and June 30, 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	64.6%	64.7%	66.3%	64.9%

Three payors represented, in aggregate, the following percentages of accounts receivable as of June 30, 2023 and December 31, 2023, respectively.

	As of
	June 30, 2023	December 31, 2022
Accounts receivable, net	36.6%	56.3%

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following as of June 30, 2023 and December 31, 2022, respectively:

(in thousands)	June 30, 2023	December 31, 2022
Third party receivables	$—	$60,400
Contingent consideration asset	14,500	—
Other	16,950	19,203
Prepaid expenses and other current assets	$31,450	$79,603

Third party receivables represent amounts due from MSP Recovery Inc. ("MSP"). MSP provides healthcare claims reimbursement recovery services using data analytics to identify and recover improper payments made by Medicare, Medicaid and commercial health insurers (each a “Health Plan”), and charged to the Company under risk agreements, when the Health Plan is not the primary payor under the Medicare Secondary Payer Act and other state and federal laws. The Company has assigned certain past claims data to MSP, which could have been paid in either cash or equity at MSP's option. On July 7, 2023, the Company received 199,000,001 shares of MSP Class A common stock to settle certain receivables from MSP. As of June 30, 2023, the Company classified the receivables of $62.0 million from MSP in other assets due to the belief that at the balance sheet date the asset is not expected to be realized into cash within the next 12 months.

On August 2, 2023, MSP announced that the SEC initiated an investigation of MSP on August 11, 2022. In addition, MSP announced that it received a subpoena on March 10, 2023 from the U.S. Attorney's Office in the U.S. District Court for the Southern District of Florida. As a result of (i) these recent disclosures by MSP; (ii) MSP's delinquent filing of its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023; and (iii) MSP's not being in compliance with the NASDAQ listing requirements, the Company decided to utilize a third-party valuation specialist to provide a market value analysis of the shares of Class A common stock that MSP issued to the Company on July 7, 2023. As of June 30, 2023, the Company has recognized an allowance for credit losses of $62.0 million.

Contingent consideration asset relates to a 2022 acquisition with various contingent consideration arrangements. The contingent consideration is valued based on the future performance of two acquired payor contracts using Monte-Carlo simulations. As of June 30, 2023, one of the plans was in a deficit resulting in a contingent consideration asset as the seller is required to pay the Company a multiple of the 2023 deficit.

6.    UNPAID SERVICE PROVIDER COSTS

Activity in unpaid service provider costs for the six months ended June 30, 2023 and 2022, respectively, is summarized below:

(in thousands)	2023	2022
Balance as of January 1,	$318,554	$129,110

Incurred related to:
Current year	1,270,245	843,427
Prior years	2,317	2,576
	1,272,562	846,003
Paid related to:
Current year	885,119	543,984
Prior years	286,528	120,997
	1,171,647	664,981
Balance as of June 30,	$419,469	$310,132

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The foregoing reconciliation reflects an increase in our estimate of unpaid service provider costs during the six months ended June 30, 2023 of $2.3 million and an increase in our estimate of unpaid service provider costs during the six months ended June 30, 2022 of $2.6 million driven by higher than expected utilization. $20.9 million and $18.5 million of accounts receivable, net of $42.1 million and $32.7 million of the liabilities for unpaid service provider costs, were included in other current liabilities in the condensed consolidated balance sheet as these plans were in a net deficit position as of June 30, 2023 and June 30, 2022, respectively.

The Company maintains a provider excess loss insurance policy to protect against claim expenses exceeding certain levels that are incurred by the Company on behalf of members. As of both June 30, 2023 and June 30, 2022, the Company's excess loss insurance deductible was $0.2 million and maximum coverage was $2.0 million per member per calendar year. The Company recorded excess loss insurance premiums of $1.4 million and $2.4 million for the three and six months ended June 30, 2023, respectively, and reimbursement of $0.7 million and $1.4 million for the three and six months ended June 30, 2023, respectively. The Company recorded excess loss insurance premiums of $2.5 million and $4.9 million for the three and six months ended June 30, 2022, respectively, and reimbursements of $1.6 million and $3.6 million for the three and six months ended June 30, 2022. The Company recorded these amounts on a net basis in the caption third-party medical costs in the accompanying unaudited condensed consolidated statements of operations.

7.    GOODWILL

Activity impacting the Company's goodwill balance during the six months ended June 30, 2023 is summarized below:

(in thousands)
Goodwill as of December 31, 2022	$480,375
Other	(331)
Goodwill as of June 30, 2023	$480,044

We test goodwill for impairment annually on October 1st, or under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be an impairment. In the second quarter of 2023, due to the Company's significant losses, the Company determined there was a triggering event for a goodwill impairment test. With the assistance of a third-party specialist, management performed a quantitative assessment of the Company's fair value using the Market Approach and the Income Approach. We are required to impair goodwill only when our assessment determines the Company’s carrying value exceeds its fair value as we operate as one reporting unit. It was determined that the Company's fair value exceeded the carrying value and that no supplemental impairment was necessary.

8.    PAYOR RELATIONSHIPS AND OTHER INTANGIBLES, NET

As of June 30, 2023, the Company’s total intangibles, net, consisted of the following:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles:
Trade names	$1,409	$(1,024)	$385
Brand names	183,877	(43,612)	140,265
Non-compete agreements	85,461	(37,115)	48,346
Customer relationships	880	(257)	623
Payor relationships	631,186	(79,273)	551,913
Provider relationships	19,842	(9,700)	10,142
Total intangibles, net	$922,655	$(170,981)	$751,674

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

The Company recorded amortization expense of $21.0 million and $42.1 million for the three and six months ended June 30, 2023, respectively, and $15.5 million and $30.6 million for the three and six months ended June 30, 2022, respectively.

Expected amortization expense for the Company’s existing amortizable intangibles for the next 5 years, and thereafter, as of June 30, 2023 is as follows:

(in thousands)	Amount
2023 - remaining	$40,835
2024	60,855
2025	57,166
2026	46,996
2027	40,230
Thereafter	505,592
Total	$751,674

We periodically assess our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Changes or consolidation of the use of any of our brand names could result in a reduction in their remaining estimated economic lives, which could lead to increased amortization expense.

9.    LEASES

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

Future minimum lease payments under operating and finance leases as of June 30, 2023 were as follows:

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(in thousands)	Operating	Finance	Total
2023 - remaining	$19,121	$2,075	$21,196
2024	36,796	3,941	40,737
2025	33,984	3,515	37,499
2026	31,232	2,922	34,154
2027	28,651	801	29,452
Thereafter	99,961	—	99,961
Total minimum lease payments	249,745	13,254	262,999
Less: amount representing interest	(60,815)	(2,512)	(63,327)
Lease liabilities	$188,930	$10,742	$199,672

The Company recorded rent expense of $9.7 million and $19.3 million for the three and six months ended June 30, 2023, respectively, and $8.2 million and $15.4 million for the three and six months ended June 30, 2022, respectively.

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10.    OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following as of June 30, 2023 and December 31, 2022, respectively:

(in thousands)	June 30, 2023	December 31, 2022
Service fund liability[1]	$20,934	$16,652
Other	7,076	7,839
Other current liabilities	$28,010	$24,491
1 The balance reflected in service fund liability related to service funds in a deficit position and reflects the net amount of medical services incurred but not reported ("IBNR") and accounts receivable. The IBNR and accounts receivable reclassified to other current liabilities was $42.1 million and $21.2 million, respectively, as of June 30, 2023 and $114.7 million and $98.0 million, respectively, as of December 31, 2022.

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11.    CONTRACT LIABILITIES

As further explained in Note 15, “Related Party Transactions,” in these unaudited condensed consolidated financial statements, the Company entered into certain agreements with Humana, Inc. ("Humana") under which the Company receives administrative payments in exchange for providing care coordination services at certain clinics licensed to the Company over the term of such agreements. The Company’s contract liabilities balance related to these payments from Humana was $5.1 million and $6.5 million as of June 30, 2023 and December 31, 2022, respectively. The short-term portion was recorded in other current liabilities and the long-term portion was recorded in other liabilities. The Company recognized $0.7 million and $1.4 million in revenue from contract liabilities recorded during the three and six months ended June 30, 2023, respectively, and $0.7 million and $1.3 million in the three and six months ended June 30, 2022, respectively.

A summary of significant changes in the contract liabilities balance during the period is as follows:

(in thousands)	For the three months ended June 30, 2023
Balance at March 31, 2023	$5,786
Revenues recognized from current period increases	(675)
Balance at June 30, 2023	$5,111

(in thousands)	For the six months ended June 30, 2023
Balance at December 31, 2022	$6,461
Revenues recognized from current period increases	(1,350)
Balance at June 30, 2023	$5,111

Of the June 30, 2023 contract liabilities balance, the Company expects to recognize the following amounts as revenue in the succeeding years:

Years ended December 31,	Amount (in thousands)
2023 - remaining	$1,349
2024	2,514
2025	1,183
2026	65
Total	$5,111

12.    DEBT

At June 30, 2023, and December 31, 2022, the Company's current notes payable were as follows:.

Current Notes Payable	As of,
(in thousands)	June 30, 2023	December 31, 2022
2023 Term Loan[1]	157,380	—
Current portion of CS term loan	6,444	6,444
	163,824	6,444
Less: Debt issuance costs	(54,157)	—
Current notes payable, net of debt issuance costs	$109,667	$6,444

1.Includes $7.4 million of Paid-in-Kind ("PIK") interest that was incurred under the 2023 Term Loan through June 30, 2023.

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
At June 30, 2023 and December 31, 2022, the Company’s long-term notes payable were as follows:

Long-Term Notes Payable	As of,
(in thousands)	June 30, 2023	December 31, 2022
CS Term Loan	$628,322	$631,544
CS Revolving Line of Credit	10,000	84,000
Senior Notes	300,000	300,000
	938,322	1,015,544
Less: Debt issuance costs	(16,090)	(17,738)
Long-term notes payable, net of debt issuance costs	$922,232	$997,806

Credit Suisse Credit Agreement

Pursuant to the Credit Suisse Credit Agreement, the Company, through its wholly owned operating subsidiary, Cano Health, LLC (the “Borrower”), has a senior secured term loan (as amended, the “CS Term Loan”) and a revolving credit facility (as amended, the “CS Revolving Line of Credit”). The Obligations under the Credit Suisse Credit Agreement are secured by substantially all of the Borrower’s assets. The Credit Suisse Credit Agreement contains a financial maintenance covenant (which is for the benefit of the lenders under the CS Revolving Line of Credit only), requiring the Borrower to not exceed a total first lien secured net debt to Consolidated Adjusted EBITDA (as defined therein) ratio, which is tested quarterly only if the Borrower has exceeded a certain amount drawn under the CS Revolving Line of Credit, which is approximately 35% of the total commitment under the CS Revolving Line of Credit, or approximately $42 million. As of June 30, 2023, the available balance on the CS Revolving Line of Credit was $110 million, and as of August 10, 2023 such line of credit was fully drawn to ensure that the Company had access to liquidity while it was negotiating the 2023 Side-Car Amendment, discussed under “2023 Term Loan Agreement;” provided, however, having secured the 2023 Side-Car Amendment on August 10, 2023, the Company currently expects to repay a significant portion of such line of credit by the end of September 2023. Accordingly, as of June 30, 2023, the Company was not required to test its compliance with the financial maintenance covenant under the Credit Suisse Credit Agreement. Please see the discussion below regarding the Company’s noncompliance with the financial maintenance covenant under the Side-Car Credit Agreement as of June 30, 2023 and the Company’s receipt of a waiver of such noncompliance on August 10, 2023.

While the Company currently believes that the Borrower will not be required to test the financial maintenance covenant under the Credit Suisse Credit Agreement for the testing period ending September 30, 2023, if it were required to test such financial maintenance covenant and if, at such time, it is not in compliance with the financial maintenance covenant, the Borrower would be required to cure or seek a waiver of such noncompliance from the requisite revolving lenders under the Credit Suisse Credit Agreement by December 6, 2023. Under the Credit Suisse Credit Agreement, the Borrower has a right to cure any such noncompliance by obtaining sufficient equity proceeds, which may be sourced from equity or debt financings by the Company, that would be deemed added to the Borrower’s Consolidated Adjusted EBITDA for purposes of recalculating the financial maintenance covenant when such proceeds are contributed to the Borrower. The cure right may be exercised by the Borrower no more than 2 times in any 4 consecutive testing periods and no more than 5 times during the term of the Credit Suisse Credit Agreement. If the Borrower is unable to obtain a waiver of, or to cure, any such noncompliance, then the administrative agent under the Credit Suisse Credit Agreement would be entitled to, and acting at the direction of the requisite lenders could, among other things, immediately terminate the CS Term Loan and CS Revolving Line of Credit commitments and accelerate the maturity of all principal, interest and other amounts due under such facilities. If such circumstances were to arise, the Company can provide no assurances that the Borrower would be able to obtain such waiver or timely consummate such cure or repay or refinance any accelerated principal, interest and other amounts that may become due, if any.

Under the Side-Car Credit Agreement, if the Borrower becomes required to test the financial maintenance covenant under the Credit Suisse Credit Agreement and if, at such time, the Borrower is not in compliance with such financial maintenance covenant and was unable to obtain a waiver of, or cure, any such noncompliance by December 6, 2023, then the 2023 Term Loan Administrative Agent would be entitled to, and acting at the direction of the requisite lenders, could, among other things, immediately terminate all commitments under the 2023 Term Loan and accelerate the maturity of all principal, interest and other amounts due thereunder. Under the Senior Notes, if (i) the Borrower becomes required to test the financial maintenance covenant

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
under the Credit Suisse Credit Agreement and if, at such time, the Borrower is not in compliance with such financial maintenance covenant and was unable or obtain a waiver of, or cure, any such noncompliance by December 6, 2023; (ii) the lender under such facility or under the Side-Car Credit Agreement accelerates the maturity of $50 million or more of the amount outstanding thereunder; and (iii) the Borrower fails to pay such amount when due, then the trustee for the Senior Notes or the holders of at least 30% in principal amount of the Senior Notes would be entitled to immediately accelerate the maturity of the Senior Notes, including all principal, interest and other amounts due thereon.

Prior to the CS Term Loan’s maturity date, the Borrower may elect to prepay, in whole or in part at any time without premium or penalty, other than in connection with certain repricing transactions and customary breakage costs.

As of June 30, 2023 and December 31, 2022, the Borrower maintains restricted letters of credit for an aggregate amount of $5.7 million and $7.2 million, respectively. As of June 30, 2023 and December 31, 2022, the Borrower had $13.0 million (of its total cash of $27.7 million) and $4.4 million (of its total cash of $27.3 million), respectively, of cash held as collateral and letters of credit related to the ACO REACH program, respectively. The letters of credit and the collateral are both presented within the Company's cash, cash equivalents and restricted cash.

On January 14, 2022, the Company entered into an amendment to the Credit Suisse Credit Agreement, pursuant to which the outstanding principal amount of the CS Term Loan was replaced with an equivalent amount of new term loan having substantially similar terms, except with a lower interest rate margin applicable to the new term loan. The amendment of the Credit Suisse Credit Agreement implemented a forward-looking term rate based on the secured overnight financing rate (“SOFR”) as the replacement for LIBOR as the benchmark interest rate for borrowings under the CS Term Loan and CS Revolving Line of Credit, and certain other provisions. The new interest rate applicable to the CS Term Loan and borrowings under the CS Revolving Line of Credit was revised to 4.00%, plus the greater of SOFR and the applicable credit spread adjustment or 0.50%; provided that if the Borrower achieves a public corporate rating from S&P of at least "B" and a public rating from Moody's of at least "B2", then for as long as such ratings remained in effect, a margin of 3.75% would be applicable. The Borrower has not reached these applicable corporate ratings. The amendment represented a partial extinguishment and resulted in a write-off of deferred issuance costs of $1.4 million, which was recorded as a loss on extinguishment of debt for the six months ended June 30, 2022. During the six months ended June 30, 2023, the SOFR exceeded the credit spread adjustment of 0.50%, resulting in monthly variable interest rates for the quarter. As of June 30, 2023, the effective interest rate of the CS Term Loan was 9.76%.

2023 Term Loan Agreement

On February 24, 2023 (the “2023 Term Loan Closing Date”), the Company, through the Borrower and Primary Care (ITC) Intermediate Holdings, LLC (“Holdings”), entered into a Credit Agreement (the “Side-Car Credit Agreement”) with certain lenders and JP Morgan Chase Bank, N.A., as administrative agent (the “2023 Term Loan Administrative Agent”), pursuant to which the lenders provided a senior secured term loan (the “2023 Term Loan”) to the Borrower in the aggregate principal amount of $150 million, the full amount of which was funded on the 2023 Term Loan Closing Date.

The Side-Car Credit Agreement contains a financial maintenance covenant, requiring the Borrower to maintain a First Lien Net Leverage Ratio (i.e., total first lien senior secured net debt to Consolidated Adjusted EBITDA) not to exceed 5.80:1.00 on the last day of any four consecutive fiscal quarter period. With a First Lien Leverage Ratio of approximately 12.00:1.00 at June 30, 2023, the Borrower was not in compliance with this financial maintenance covenant as of such date. Under the Side-Car Credit Agreement, the Borrower has a right to cure noncompliance with the financial maintenance covenant by obtaining sufficient equity proceeds, which may be sourced from equity or debt financings by the Company, that will be deemed added to the Borrower’s Consolidated Adjusted EBITDA for purposes of recalculating the financial maintenance covenant when such proceeds are contributed to the Borrower. The cure right may be exercised by the Borrower no more than 2 times in any 4 consecutive testing periods and no more than 5 times during the term of the Side-Car Credit Agreement. Accordingly, on July 28, 2023, the Borrower delivered to the 2023 Term Loan Administrative Agent a notice of its intent to cure such noncompliance by September 5, 2023, which would require the Company to raise approximately $71 million of new capital, which amount, if raised, would be contributed to the Borrower to consummate the cure.

Thereafter, on August 10, 2023, the Borrower obtained a waiver of such noncompliance and entered into the 2023 Side-Car Amendment under which the Company will not be required to test compliance with the Side-Car Credit Agreement’s

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
financial maintenance covenant until the fiscal quarter ending September 30, 2024. The 2023 Side-Car Amendment provides, among other modifications to the Side-Car Credit Agreement, that: (i) the Company will formally launch, announce and pursue a comprehensive process in an effort to yield one or more offers for a sale of all or substantially all of the assets or businesses of, or direct or indirect equity interests in, the Borrower and its subsidiaries with a purchase price that includes cash proceeds sufficient to pay the obligations under the Side-Car Credit Agreement, and will use its commercially reasonable efforts to promptly close such a transaction; (ii) the interest rate for the 2023 Term Loan will be increased to 16% during the payment-in-kind period ending on February 24, 2025; (iii) a premium payment of 5% of the outstanding principal amount of the 2023 Term Loan will be paid in kind by capitalizing such payment to the principal amount of the 2023 Term Loan; (iv) the applicable prepayment premium will be required in connection with any voluntary or mandatory prepayment or repayment of the 2023 Term Loan; and (v) the lenders will have participation rights in certain new debt financings incurred by the Borrower or any of its subsidiaries. Absent such waiver, the 2023 Term Loan Administrative Agent, acting at the direction of the lead lender, and at the requisite lenders request, could have immediately terminated all commitments under the 2023 Term Loan and accelerated the maturity of all principal, interest and other amounts due thereon. Pursuant to the terms of the 2023 Side-Car Amendment, the Borrower will not be required to pursue its cure right. Based on the conditions present within the Side-Car Amendment, amounts outstanding pertaining to the 2023 Term Loan Agreement have been classified within current notes payable.

Under the Credit Suisse Credit Agreement, if the Borrower was unable to obtain such waiver from the lenders under the 2023 Term Loan Agreement, or cure any such noncompliance by September 5, 2023, then the administrative agent under the Credit Suisse Credit Agreement would have been entitled to, and acting at the direction of the requisite lenders, could have, among other things, immediately terminated all commitments under the CS Term Loan and the CS Revolving Line of Credit and accelerated the maturity of all principal, interest and other amounts due thereunder. Under the Senior Notes, if (i) the Borrower was unable to obtain such waiver from the lenders under the 2023 Term Loan Agreement, or cure any such noncompliance by September 5, 2023; (ii) the lender under such facility or under the Credit Suisse Credit Agreement accelerated the maturity of $50 million or more of the amount outstanding thereunder; and (iii) the Borrower failed to pay such amount when due, then the trustee for the Senior Notes or the holders of at least 30% in principal amount of the Senior Notes would have been entitled to immediately accelerate the maturity of the Senior Notes, including all principal, interest and other amounts due thereon.

Pursuant to the Side-Car Credit Agreement, the 2023 Term Loan bears interest at a rate equal to: (i) on or prior to the date that is the second anniversary of the closing date, 14% per annum, payable quarterly either (at the Borrower’s election) in cash or in kind by adding such amount to the principal balance of the 2023 Term Loan (provided that pursuant to the 2023 Side-Car Amendment, the interest rate for the 2023 Term Loan will be increased to 16% during the payment-in-kind period ending on February 24, 2025); and (ii) thereafter, 13% per annum, payable quarterly in cash. The Borrower has elected to satisfy interest due on the 2023 Term Loan through the second anniversary in kind. The 2023 Term Loan is scheduled to mature on November 23, 2027. The 2023 Term Loan will not amortize.

Prior to the Side-Car Credit Agreement’s maturity date, the Borrower may elect to prepay the 2023 Term Loan, in whole or in part, subject to the applicable prepayment premium. If the Borrower voluntarily prepays the 2023 Term Loan, or if the 2023 Term Loan is accelerated, including in connection with a bankruptcy or insolvency proceeding, then the 2023 Term Loan will be subject to an applicable prepayment premium. If the prepayment, repayment or acceleration occurs during the period from and after the Closing Date up to (but not including) the date that is the 18-month anniversary of the initial funding date, the prepayment premium shall be an amount equal to: (i) the aggregate amount of interest which would otherwise have been payable on the principal amount of the 2023 Term Loan prepaid, repaid or accelerated from the date of the occurrence of the trigger event until the date that is the 18-month anniversary of the initial funding date, discounted at the then-applicable treasury rate plus 0.50%, plus (ii) an amount equal to the premium that would otherwise be payable as if such prepayment, repayment or acceleration had occurred on the day after the 18-month anniversary of the initial funding date (the “Make-Whole Amount”). If the prepayment, repayment or acceleration occurs during the period from and after the 18-month anniversary of the initial funding date up to (but not including) the date that is the 30-month anniversary of the initial funding date, the prepayment premium shall be an amount equal to 3% of the principal amount of the 2023 Term Loan prepaid, repaid or accelerated on such date in cash. If the prepayment, repayment or acceleration occurs during the period from and after the 30-month anniversary of the initial funding date up to (but not including) the date that is the 42-month anniversary of the initial funding date, the prepayment premium shall be an amount equal to 2% of the principal amount of the 2023 Term Loan prepaid, repaid or accelerated on such date in cash. There is no prepayment premium from and after the 42-month anniversary of the initial funding date. In addition, the 2023 Term Loan must be prepaid with the net cash proceeds of any material asset sale (subject to

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
reinvestment rights) or casualty or condemnation event or any incurrence of debt not permitted by the Side-Car Credit Agreement. The Side-Car Credit Agreement also provides for annual excess cash flow mandatory prepayments. The mandatory prepayments under the Side-Car Credit Agreement are substantially consistent with the Credit Suisse Credit Agreement. Mandatory prepayments of the 2023 Term Loan and the CS Term Loan must be offered pro rata to the lenders thereof.

The Side-Car Credit Agreement contains certain other representations and warranties, events of default and covenants, which are qualified by certain exceptions and baskets, that are customary for a transaction of this type, including, among other things, covenants that restrict the ability of the Borrower and its subsidiaries to incur certain additional indebtedness, create or prevent certain liens on assets, engage in certain mergers or consolidations, engage in asset dispositions, declare or pay dividends and make equity redemptions or restrict the ability of its subsidiaries to do so, make loans and investments, enter into transactions with affiliates, or make voluntary payments, amendments or modifications to subordinated or junior indebtedness.

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

During the six months ended June 30, 2023, the Company paid customary fees and expenses to the 2023 Term Loan Administrative Agent and the lenders in connection with the Side-Car Credit Agreement.

Senior Notes

On September 30, 2021, the Company issued senior unsecured notes for a principal amount of $300.0 million (the "Senior Notes") in a private offering. The Senior Notes bear interest at 6.25% per annum, payable semi-annually on April 1st and October 1st of each year, which interest commenced on April 1, 2022. As of June 30, 2023, the effective interest rate of the Senior Notes was 6.66%. Principal on the Senior Notes is scheduled to become due in full on October 1, 2028. The Senior Notes are not subject to any amortization payments.

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

Future Principal Payments on Term Loans and Senior Notes

The following table sets forth the Company’s future principal payments as of June 30, 2023, assuming acceleration of principal and capitalized paid-in-kind interest related to the 2023 Term Loan into calendar year 2024 :

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(in thousands)
Year ending December 31,	Amount
2023	$3,222
2024	163,824
2025	6,444
2026	6,444
2027	622,212
Thereafter	300,000
Total	$1,102,146

As of June 30, 2023 and December 31, 2022, the balance of debt issuance costs totaled $70.8 million and $18.4 million, respectively, and is being amortized into interest expense over the term of the loans using the effective interest method. Of the balance as of June 30, 2023, $70.2 million related to the CS Term Loan, the 2023 Term Loan and the indebtedness under the Senior Notes, reflected as a direct reduction to the long-term debt balances, while the remaining $0.3 million and $0.3 million related to the CS Revolving Line of Credit, and reflected in prepaid expenses and other current assets and other assets, respectively.

The Company recognized interest expense of $26.7 million (including $5.3 million of PIK interest under the 2023 Term Loan) and $50.2 million (including $7.4 million of PIK interest under the 2023 Term Loan) for the three and six months ended June 30, 2023, respectively, compared to $13.1 million and $26.4 million for the three and six months ended June 30, 2022, respectively. From the interest expense, approximately $0.5 million and $1.6 million were recognized related to the amortization expense for the three and six months ended June 30, 2023, respectively, and $0.9 million and $1.6 million for the three and six months ended June 30, 2022, respectively.

13.    FAIR VALUE MEASUREMENTS

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

The fair value measurement level of the assets or liabilities within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The carrying amounts of financial instruments including cash, accounts receivable, accounts payable, accrued liabilities, due to sellers, short-term borrowings and equity investments approximate fair value due to the short maturities of such instruments. The fair value of the Company’s debt using Level 2 inputs was approximately $882.2 million and $745.9 million as of June 30, 2023 and December 31, 2022, respectively.

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Due to seller: On August 11, 2021, the Company issued 2,720,966 shares of its Class A common stock (the “escrowed shares”) to the escrow agent, on behalf of the seller, as part of the consideration in connection with an acquisition. The amount of shares was based on a $30.0 million purchase price divided by the average share price of the Company's Class A common stock during the 20 consecutive trading days preceding the closing date of the transaction. The shares were deposited in escrow and will be released to the seller upon the satisfaction of certain performance metrics in 2022 and 2023. The final number of escrowed shares will be calculated by multiplying the initial share amount by an earned share percentage ranging from 0% to 100% in accordance with the purchase agreement and subtracting any forfeited indemnity shares. The fair value of this contingent consideration is determined using a Monte-Carlo simulation model. These inputs are used to calculate the pay-off amount per the agreement which is then discounted to present value using the risk-free rate and the Company’s cost of debt. As of June 30, 2023, the seller has met the 2022 performance metrics to earn a 100% payout and the liability is classified in current portions due to sellers on the consolidated balance sheet at a fair value of $28.7 million. The liability will continue to be fair valued until paid as it will be settled in a variable amount of shares of the Company's Class A common stock.

On August 5, 2022, the Company entered into a purchase agreement in connection with an acquisition. The transaction was financed, in part, through the issuance of shares of the Company's Class A common stock and various contingent consideration arrangements. The contingent consideration is valued based on the future performance of two acquired payor contracts using Monte-Carlo simulations.

Contingent consideration: There was a $15.9 million decrease in the fair value of the contingent consideration during the six months ended June 30, 2023, which was recorded in change in fair value of contingent consideration in the consolidated statement of operations. This amount represent gains that were recorded related to the acquisition which was completed on August 5, 2022, as described above. The gains resulted from a change in the fair value of the future performance of the assets acquired.

On December 9, 2022, the Company entered into an asset acquisition agreement requiring future payments in shares of the Company's Class A common stock. As of June 30, 2023, $16.7 million of the liability was classified as current portions due to sellers in the condensed consolidated balance sheet. The liability will continue to be fair valued until paid, as it will be settled in a variable amount of shares of the Company's Class A common stock. The Company issued 9.7 million Class A common stock on January 31, 2023, to settle a portion of the purchase price.

Warrant Liabilities: As of June 3, 2021, the Closing Date of the Business Combination, and as of June 30, 2023, there were 23.0 million public warrants ("Public Warrants") and 10.5 million private placement warrants ("Private Placement Warrants") outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815, "Derivatives and Hedges," under which the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and therefore must be recorded as liabilities. Accordingly, the Company classifies the Public Warrants and the Private Placement Warrants as liabilities and adjusts them to fair value at each reporting period. This liability is subject to remeasurement at each balance sheet date until exercised, and any changes in the fair value of the warrant liabilities is recognized in the Company’s consolidated statements of operations. The Company’s valuation of the warrant liabilities utilize a binomial lattice in a risk-neutral framework (a special case of the Income Approach). The fair value of the Public Warrants and Private Placement Warrants utilized Level 1 and 3 inputs, respectively. The Private Placement Warrants are based on significant inputs not observable in the market as of June 30, 2023 and December 31, 2022.

As discussed in Note 12 "Debt", the Company granted the lenders to the 2023 Term Loan warrants to purchase, in the aggregate, up to 29.4 million shares of the Company’s Class A common stock at an exercise price of $0.01 per share. The warrants meet the criteria for equity classification and are presented in the warrant debt discount line in the statement of shareholders' equity. The warrants were recorded at fair value upon issuance using the closing price of shares of the Company's Class A common stock on the issuance date of February 24, 2023, less $0.01. 21.6 million of these warrants were exercised on March 8, 2023 and the remaining warrants were exercised on April 24, 2023.

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

The following table provides quantitative information regarding the Level 3 inputs used for the fair value measurements of the warrant liabilities:

	As of
Unobservable Input	June 30, 2023	December 31, 2022
Exercise price	$11.50	$11.50
Stock price	$1.39	$1.37
Term (years)	2.9	3.4
Risk free interest rate	4.5%	4.1%
Dividend yield	None	None
Public warrant price	$0.21	$0.22

The following table sets forth by level, within the fair value hierarchy, the Company’s liabilities measured at fair value on a recurring basis as of June 30, 2023:

(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities and assets measured at fair value on a recurring basis:
Contingent consideration liability	$1,400	$—	$—	$1,400
Contingent consideration asset	(14,500)	—	—	(14,500)
Due to sellers liabilities	45,122	45,122	—	—
Public Warrant Liabilities	4,830	4,830	—	—
Private Placement Warrant Liabilities	2,212	—	—	2,212
Total liabilities and assets measured at fair value	$39,064	$49,952	$—	$(10,888)

There was a decrease of $0.2 million in the fair value of the Public Warrant Liabilities during the six months ended June 30, 2023, and a decrease of $0.1 million in the fair value of the Private Placement Warrant Liabilities during the six months ended June 30, 2023. The change in fair value of the warrant liabilities is reflected in our condensed consolidated statements of operations under the caption change in fair value of warrant liabilities.

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

The following table includes a roll forward of the amounts for the three and six months ended June 30, 2023 and 2022 and for liabilities measured at fair value:

	Fair Value Measurements for the Three Months Ended June 30,
(in thousands)	2023	2022
Balance as of March 31,	$46,865	$86,744
Change in fair value of contingent consideration	(11,800)	(5,764)
Change in fair value of warrants	1,677	(30,175)
Change in fair value of due to sellers	2,322	—
Balance as of June 30,	$39,064	$50,805

	Fair Value Measurements for the Six Months Ended June 30,
(in thousands)	2023	2022
Balance as of January 1,	$67,113	$118,567
Change in fair value of contingent consideration	(15,900)	(10,425)
Change in fair value of warrants	(331)	(57,337)
Change in fair value of due to sellers	3,461	—
Due to seller payments	(15,279)	—
Balance as of June 30,	$39,064	$50,805

14.     VARIABLE INTEREST ENTITIES

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

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
transfers substantially all the residual risks and rewards of ownership to the Company. The Physicians Groups’ equity at risk, as defined by GAAP, is insufficient to finance its activities without additional support, and therefore, the Physicians Groups are considered VIEs, and are not affiliates of the Company.

In order to determine whether the Company has a controlling financial interest in the Physicians Groups, and thus, whether the Company is the primary beneficiary, the Company considered whether it has (i) the power to direct the activities that most significantly impact the Physicians Groups’ economic performance and (ii) the obligation to absorb losses of the entities that could potentially be significant to it or the right to receive benefits from the Physicians Groups that could potentially be significant to it. The Company concluded that it may unilaterally remove the physician owners of the Physicians Groups at its discretion and is therefore considered to hold substantive kick-out rights over the decision maker of the Physicians Groups. Under each MSA, the Company is entitled to a management fee and a performance bonus that entitle the Company to substantially all of the residual returns or losses and is exposed to economics that could be significant to it. As a result, the Company concluded that it is the primary beneficiary of the Physicians Groups and therefore, consolidates the balance sheets, results of operations, and cash flows of these entities. The Company performs a qualitative assessment on an ongoing basis to determine if it continues to be the primary beneficiary.

The table below illustrates the aggregated VIE assets and liabilities and performance for the Physicians Groups:

(in thousands)	June 30, 2023	December 31, 2022
Total Assets[1]	$21,832	$16,247
Total Liabilities[1]	$32,370	$19,445

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Total revenue	$21,369	$24,754	$49,030	$39,072
Operating expenses:[2]
Third-party medical costs	18,748	18,792	37,000	25,423
Direct patient expense	7,381	7,666	14,768	13,430
Total operating expenses	26,129	26,458	51,768	38,853
Net income	$(4,760)	$(1,704)	$(2,738)	$219

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
1 Amounts exclude specific assets and liabilities from the Company used to support the operations of the VIE's which were approximately $125.8 million and $99.2 million in Total Assets and $85.0 million and $156.8 million in Total Liabilities as of June 30, 2023 and December 31, 2022, respectively.
2 Amounts exclude selling, general and administrative expenses from the Company spent to support the operations of the VIE's which were approximately $13.2 million and $26.3 million for the three and six months ended June 30, 2023, respectively and $9.1 million and $20.8 million for the three and six months ended June 30, 2022, respectively. Additionally, amounts exclude depreciation and amortization expenses incurred by the Company to support the VIEs' operations which were approximately $2.0 million and $3.9 million for the three and six months ended June 30, 2023, respectively, and $1.1 million and $1.9 million for the three and six months ended June 30, 2022, respectively.

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15.    RELATED PARTY TRANSACTIONS

Significant Shareholder Relationship

On March 8, 2023, the Company issued an aggregate of 21,620,941 shares of Class A common stock to funds affiliated with Diameter Capital Partners LP (collectively, “Diameter”) and on April 24, 2023 the Company issued an additional 7,862,160 shares of Class A common stock to Rubicon Credit Holdings LLC ("Rubicon") upon the exercise of the warrants that were issued in connection with the consummation of the 2023 Term Loan to Diameter and Rubicon pursuant to the Warrant Agreement, dated as of February 24, 2023, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent and transfer agent. See Note 12, “Debt,” for important information on the 2023 Term Loan, which bears interest at a rate equal to (i) on or prior to February 24, 2025, 14% per annum, payable quarterly either (at the Company’s election) in cash or in kind by adding such amount to the principal balance of the term loan and (ii) thereafter, 13% per annum, payable quarterly in cash. During the three and six months ended June 30, 2023, the Company paid in kind $5.3 million and $7.4 million of interest expense, respectively, which was compounded into the principal, and paid $9.2 million in cash for debt issuance costs.

MedCloud Depot, LLC Relationship

On August 1, 2022, the Company appointed Bob Camerlinck as Chief Operating Officer (the "COO"). The COO owns 20% of MedCloud Depot, LLC ("MedCloud"), a Florida-based software development firm that specializes in health information technology and data warehousing. The Company has a license agreement with MedCloud pursuant to which MedCloud has granted the Company a non-exclusive, non-transferable license to use their software. The Company recorded payments to MedCloud that amounted to approximately $1.2 million and $2.0 million for the three and six months ended June 30, 2023, respectively, and $0.8 million and $1.2 million for three and six months ended June 30, 2022, respectively, which were recorded within the caption selling, general and administrative expenses in the condensed consolidated financial statements. As of June 30, 2023 the Company owed $0.6 million to MedCloud.

Dental Excellence and Onsite Dental Relationships

On April 14, 2022, CD Support, LLC ("Onsite Dental") acquired Dental Excellence Partners, LLC ("DEP"), a company who at the time of the acquisition was owned by the spouse of Dr. Marlow Hernandez, the Company's former Chief Executive Officer who remains a member of the Company’s Board of Directors ("Dr. Hernandez"), and Onsite Dental entered into a dental services agreement with the Company. Dr. Hernandez’ spouse became a minority shareholder of Onsite Dental upon closing of the acquisition and she serves as a Board observer at Onsite Dental's board meetings. Dr. Hernandez’ brother and mother are employed as dentists at Onsite Dental.

The Company has various sublease agreements with Onsite Dental. For such space, the Company recognized sublease income of approximately $0.2 million and $0.4 million during the three and six months ended June 30, 2023, respectively, and $0.2 million and $0.3 million during the three and six months ended June 30, 2022, respectively, which was recorded within the caption "Other Income (Expense)" in the accompanying condensed consolidated statements of operations. As of June 30, 2023, an immaterial amount was due to the Company in relation to these agreements and recorded in the caption accounts receivable.

On October 9, 2020, the Company entered into a dental services agreement with DEP pursuant to which DEP agreed to provide dental services for managed care members of the Company. The Company recognized expenses of an immaterial amount and $1.5 million during the three and six months ended June 30, 2022, respectively, which was recorded within the caption "Direct Patient Expense". As of June 30, 2023, no balance was due to DEP. Subsequent to Onsite Dental acquiring DEP on April 14, 2022, the Company entered into a new dental services administration agreement with Onsite Dental to provide dental services for the Company's managed care members and terminated the prior contract with DEP. The Company paid in respect of the dental services provided to Cano Health's members by Onsite Dental in the amount of approximately $2.4 million and $6.4 million for the three and six months ended June 30, 2023, respectively, and $3.1 million for the three and six months ended June 30, 2022. As of June 30, 2023, the Company owed $2.2 million to Onsite Dental.

Operating Leases

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company indirectly leased a medical space from the Company's COO. The Company paid approximately $0.2 million and $0.3 million for the three and six months ended June 30, 2023 to Humana, Inc., a managed care organization with whom the Company has entered into multi-year agreements (“Humana”), and in turn, Humana paid the Company's COO $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively. In addition, the Company paid $0.2 million and $0.2 million to the Humana and Humana paid the Company's COO $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively. The Company's COO leased three other properties directly to the Company and was paid $0.1 million and $0.2 million for the three and six months ended June 30, 2023 and $0.1 million and $0.1 million for the three and six months ended June 30, 2022, respectively.

General Contractor Agreements

The Company has entered into various general contractor agreements with Cano Builders, USA, Inc. ("Cano Builders"), a company that is controlled by Jose Hernandez, the father of Dr. Hernandez, pursuant to which Cano Builders performs leasehold improvements at various Company locations, as well as performing various repairs and related maintenance. Payments made to Cano Builders pursuant to these general contractor agreements, as well as amounts paid for repairs and maintenance, totaled approximately $0.3 million and $0.8 million for the three and six months ended June 30, 2023, respectively, and $1.9 million and $3.6 million for the three and six months, ended June 30, 2022, respectively. As of June 30, 2023, the Company owed $0.2 million to Cano Builders.

Other

Dr. Hernandez' sister-in-law is employed at the Company as its director of payroll and her annualized cash compensation is approximately $135,000.

16.    STOCK-BASED COMPENSATION

2021 Stock Option and Incentive Plan

The Company maintains the 2021 Stock Option and Incentive Plan (the “2021 Stock Plan”) and the 2021 Employee Stock Purchase Plan (“2021 ESPP”) to encourage and enable the current and future officers, employees, directors, and consultants of the Company and its affiliates to obtain ownership in the Company and align their interests with those of the Company. The aggregate number of shares authorized for issuance under the 2021 Stock Plan will not exceed 52.0 million shares of stock. The aggregate number of shares authorized for issuance under the 2021 ESPP will not exceed 4.7 million. On January 1 of each year through January 1, 2031 the number of shares of Class A common stock reserved and available for issuance under the 2021 ESPP shall be cumulatively increased by the lesser of (i) 15.0 million shares of Class A common stock, (ii) 1.0% of the number of shares of Class A common stock issued and outstanding on the immediately preceding December 31st, or (iii) such lesser number of shares as determined by the Compensation Committee, which is the plan administrator.

The 2021 Stock Plan provides for the grant of incentive and nonqualified stock option, restricted stock units (“RSUs”), restricted share awards, stock appreciation awards, unrestricted stock awards, and cash-based awards to the Company's employees, directors and consultants.

Stock Options

On June 3, 2021, in connection with closing the Business Combination, the Company granted 12.8 million stock options with market conditions (“Market Condition Awards”) to several of the Company's executive officers and directors. The Market Condition Awards are eligible to vest when the Company’s stock price meets specified hurdle prices and stays above those prices for 20 consecutive days after June 3, 2021 and before June 3, 2024 (i.e., the period from grant to the end date of the performance period). Once the market condition is satisfied, the applicable percentage of the Market Condition Awards will vest 50% on each of the first and second anniversaries, subject to the optionee remaining employed. The unrecognized compensation cost of the Market Condition Awards as of June 30, 2023 was $8.5 million, which is expected to be recognized over the weighted average remaining service period of 1.1 years.

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Further, on March 15, 2022, March 31, 2023 and April 11, 2023, in connection with achieving certain performance metrics, the Company granted a total of 2.3 million stock options with service conditions ("Service Condition Awards") to several of the Company's executive officers. The Service Condition Awards vest over 4 years, with 25% of the shares underlying the award vesting at the end of each successive 1-year period thereafter, subject to the optionee remaining employed. The unrecognized compensation cost of the Service Condition Awards as of June 30, 2023 was $1.7 million, which is expected to be recognized over the weighted average remaining service period of 1.9 years.

Stock Option Valuation

The Company uses two valuation methods to determine the fair value of the stock options granted under the 2021 Stock Plan. The Monte-Carlo simulation model is used to estimate the fair value of the Market Condition Awards. The Monte-Carlo simulation model calculates multiple potential outcomes for an award and establishes a fair value based on the most likely outcome. The fair values were calculated using the Monte-Carlo model with the following assumptions as of the June 3, 2021 grant date:

As of June 3, 2021

Closing Cano Health share price as of valuation date	$14.75
Risk-free interest rate	1.68% - 2.0%
Expected volatility	45.0%
Expected dividend yield	0.0%
Expected cost of equity	9.0%

The Black-Scholes valuation method is used to determine the fair value of the Service Condition Awards. The Black-Scholes valuation model requires the input of assumptions regarding the expected term, expected volatility, dividend yield and risk-free interest to estimate the fair value of the stock options. The fair values of the Service Condition Awards were calculated using the following assumptions as of the March 15, 2022, March 31, 2023 and April 11, 2023 grant dates:

As of March 15, 2022

Strike price	$6.03
Risk-free interest rate	2.1%
Expected volatility	70.0%
Expected dividend yield	0.0%
Expected term	6.25

As of March 31, 2023

Strike price	$0.91
Risk-free interest rate	3.5%
Expected volatility	100.0%
Expected dividend yield	0.0%
Expected term	6.25

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of April 11, 2023

Strike price	$1.50
Risk-free interest rate	3.5%
Expected volatility	100.0%
Expected dividend yield	0.0%
Expected term	6.25

A summary of the status of unvested options granted under the 2021 Stock Plan through June 30, 2023 is presented below:

	Market-Based Stock Options		Service-Based Stock Options
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2021	12,703,698	$4.23	—	—
Granted	—	—	435,141	$3.88
Forfeitures	(262,146)	4.23	—	—
Balance, June 30, 2022	12,441,552	$4.23	435,141	$3.88

Balance, December 31, 2022	10,634,998	$4.23	405,652	$3.88
Granted	—	—	1,864,628	0.84
Forfeitures	(904,906)	4.23	(16,393)	1.22
Balance, June 30, 2023	9,730,092	$4.23	2,253,887	$1.38

Restricted Stock Units

On May 31, 2023, the Company granted certain executives 4.9 million performance-based RSU's ("PRSU's") that allow the executives to earn 50% to 150% of their target award, subject to achieving a performance condition based on the Company's 3-year cumulative Adjusted EBITDA for the performance period starting on January 1, 2023 and ending on December 31, 2025. The fair value of the PRSU's was computed using the closing price of the Company's Class A common stock on May 31, 2023. As of June 30, 2023, while the performance condition has not been earned, the Company is recording expense at 100% of the overall target awards and will adjust the expense based on the Company's performance going forward. In addition, the Company granted 11.1 million service based RSU's during the quarter.

The fair value of the RSUs is based on the closing price of the Company’s Class A common stock on the grant date. The unrecognized compensation cost of the outstanding RSUs as of June 30, 2023 was $49.8 million for service based awards and $5.2 million for PRSUs. The RSUs and PRSUs are expected to be recognized over the weighted average remaining service period of 1.7 years and 1.7 years, respectively. A majority of the RSUs vest in equal annual installments over a period of 4 years from the grant date. Certain of the Company's executives received RSUs which vest in equal annual installments over a 2-year period. Further, RSUs granted to non-employee members of the Board of Directors vest over the lesser of one year or upon the next annual stockholders' meeting.

A summary of the status of unvested RSUs granted under the 2021 Stock Plan through June 30, 2023 is presented below:

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Restricted Stock Units		Performance - Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2021	4,460,772	$14.43	706,750	$12.73
Granted	11,326,599	5.38	—	—
Vested	(717,138)	12.44	(93,493)	13.37
Forfeitures	(293,538)	7.62	—	—
Balance, June 30, 2022	14,776,695	$7.73	613,257	$12.63

Balance, December 31, 2022	10,672,574	$7.64	280,477	$13.36
Granted	11,174,399	1.33	4,900,598	1.36
Vested	(1,416,575)	7.10	(93,493)	13.37
Forfeitures	(1,550,430)	4.83	—	—
Balance, June 30, 2023	18,879,968	$4.18	5,087,582	$1.80

The Company recorded compensation expenses related to stock options and RSUs of $1.7 million and $10.6 million for the three and six months ended June 30, 2023, respectively, and $17.4 million and $30.6 million for the three and six months ended June 30, 2022, respectively. The Company recorded compensation expense related to the 2021 ESPP of $0.4 million and $0.7 million for the three and six months ended June 30, 2023, respectively, and $0.4 million and $1.0 million for the three and six months ended June 30, 2022, respectively.

On June 16, 2023, Dr. Marlow Hernandez, the Company’s former CEO, resigned from such position (while remaining a member of the Company’s Board of Directors), in connection with which the Company and Dr. Hernandez entered into a previously disclosed Letter Agreement dated June 18, 2023, which resulted in the modification of Dr. Hernandez’ previously issued equity grants. The modifications resulted in the Company allowing continued vesting of his unvested stock-based compensation awards after cessation of his employment with the Company. This resulted in reversal of previously recognized compensation cost of $12.7 million and the issuance of the modified award resulted in recognition of $5.9 million in additional compensation cost.

The total stock-based compensation expense related to all the stock-based awards granted by the Company is reported in the Company's condensed consolidated statement of operations as compensation expense within the selling, general and administrative expense caption.

17.    COMMITMENTS AND CONTINGENCIES

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

As a result of our acquisition of University Health Care and its affiliates (“University”) in June 2021, the Company assumed the vendor agreement in 2021 that University, through its subsidiary University Health Care Pharmacy, Inc., had with a second pharmaceutical vendor. The agreement, effective through December 2023, contains a provision that requires average monthly net purchases of $0.6 million, and if the minimum is not met, the vendor may adjust the pricing of goods.

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Management believes it has satisfied the minimum requirements of these agreements for the six months ended June 30, 2023 and 2022.

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

On April 28, 2023, three former directors of the Company (Barry Sternlicht and Elliot Cooperstone and Dr. Lewis Gold), filed a lawsuit in the Court of Chancery of the State of Delaware, captioned Sternlicht et al. v. Hernandez et al., C.A. No. 2023-0477-PAF, against the Company and its Board of Directors. The lawsuit claimed a breach of fiduciary duties by the Board and sought to re-open the Company’s advance-notice nomination window for stockholder notice of director candidate nominations and business proposals for the Company’s 2023 annual stockholders’ meeting. On June 14, 2023, the Court denied the plaintiffs’ motion for a preliminary injunction of the Company’s 2023 annual stockholders’ meeting, and that meeting went forward on June 15, 2023, as previously disclosed in a Current Report on Form 8-K filed with the SEC on June 22, 2023. On August 3, 2023, the plaintiffs voluntarily dismissed, without prejudice, their remaining claims.

The Company is exposed to various other asserted and unasserted potential claims encountered in the normal course of business. Management believes that the resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

18.     INCOME TAXES

The Company generated a $1.9 million tax benefit for the three and six months ended June 30, 2023, resulting in an effective tax rate of 0.7% and 0.6%, respectively, as compared to an effective tax rate of (5.9)% and (14.8)% for the three and six months ended June 30, 2022. The effective tax rate for the periods presented differs from the statutory U.S. tax rate primarily as a result of the income allocated to non-controlling interests and the valuation allowance recorded against the Company’s deferred tax assets. The Company evaluates the realizability of its deferred tax assets on a quarterly basis and adjusts the valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax assets may not be realized.

The Company does not have any uncertain tax positions ("UTPs") as of June 30, 2023. While the Company currently does not have any UTPs, it is foreseeable that the calculation of the Company’s tax liabilities may involve dealing with uncertainties in the application of complex tax laws and regulations in multiple jurisdictions across the Company’s operations.

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

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Tax Receivable Agreement

Upon the completion of the Business Combination, Cano Health became a party to the Tax Receivable Agreement ("TRA"). Under the terms of that agreement, Cano Health generally is required to pay to the Seller and to each other person from time to time that becomes a “TRA Party” under the Tax Receivable Agreement, 85% of the tax savings, if any, that Cano Health is deemed to realize in certain circumstances as a result of certain tax attributes that exist following the Business Combination and that are created thereafter, including as a result of payments made under the Tax Receivable Agreement. To the extent payments are made pursuant to the Tax Receivable Agreement, Cano Health generally is required to pay to the Sponsor and to each other person from time to time that becomes a “Sponsor Party” under the Tax Receivable Agreement such Sponsor Party’s proportionate share of an amount equal to such payments multiplied by a fraction with the numerator of 0.15 and the denominator of 0.85. As a result of the payments to the TRA Party and Sponsor Party we generally are required to pay an amount equal to, but not in excess of the tax benefit realized from the tax attributes subject to the Tax Receivable Agreement. The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired unless Cano Health exercises its right to terminate the Tax Receivable Agreement for an amount representing the present value of anticipated future tax benefits under the Tax Receivable Agreement or certain other acceleration events occur. The Tax Receivable Agreement liability is determined and recorded under ASC 450, “Contingencies”, as a contingent liability; therefore, we are required to evaluate whether the liability is both probable and the amount can be estimated. Since the Tax Receivable Agreement liability is payable upon cash tax savings and we have determined that positive future taxable income is not probable based on Cano Health's historical loss position and other factors that make it difficult to rely on forecasts, we have not recorded the Tax Receivable Agreement liability as of June 30, 2023. We will continue to evaluate this on a quarterly basis which may result in future adjustments to the treatment.

19.     NET INCOME (LOSS) PER SHARE

The following table sets forth the net income (loss) and the computation of basic and diluted per common stock for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except shares and per share data)	2023	2022	2023	2022
Numerator:
Net income (loss)	$(270,745)	$(14,564)	$(331,330)	$(14,649)
Less: net income (loss) attributable to non-controlling interests	(129,992)	(9,231)	(162,427)	(9,976)
Net income (loss) attributable to Class A common stockholders	(140,753)	(5,333)	(168,903)	(4,673)
Dilutive effect of RSU's	—	—	—	—
Dilutive effect of Class B common stock	(129,992)	(9,231)	—	(9,976)
Net income (loss) attributable to Class A common stockholders - Diluted	$(270,745)	$(14,564)	$(168,903)	$(14,649)
Basic and Diluted Earnings Per Share denominator:
Weighted average common stock outstanding - basic	274,640,987	210,053,037	257,317,776	200,783,129
Net income (loss) per share - basic	$(0.51)	$(0.03)	$(0.66)	$(0.02)
Diluted Earnings Per Share:
Dilutive effect of RSU's	—	—	—	—
Dilutive effect of Class B common stock on weighted average common stock outstanding	253,208,965	264,527,434	—	264,527,434
Weighted average common stock outstanding - diluted	527,849,952	474,580,471	257,317,776	465,310,563
Net income (loss) per share - diluted	$(0.51)	$(0.03)	$(0.66)	$(0.03)

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The outstanding Company’s Class B common stock does not represent economic interests in the Company, and as such, is not included in the denominator of the basic net loss per share calculation. The Class B common stock was dilutive for the three months ended June 30, 2023.

On August 11, 2021, the Company issued 2,720,966 shares of Class A common stock (the “escrowed shares”) to the escrow agent, on behalf of the seller, as part of the consideration in connection with an acquisition. The amount of shares was based on a $30.0 million purchase price divided by the average share price of the Company's Class A common stock during the 20 consecutive trading days preceding the transaction's closing date. These shares were deposited in escrow and will be released to the seller upon the satisfaction of certain performance metrics during 2022 and 2023. The final number of shares to be issued to the seller, if any, from the escrow account will be calculated by multiplying the initial share amount by an earned share percentage in accordance with the purchase agreement and subtracting any forfeited indemnity shares. The dilutive effects of these shares were excluded from the diluted earnings per share calculation for the six months ended June 30, 2023 because they were anti-dilutive.

The table below presents the Company’s potentially dilutive securities:

As of June 30, 2023
Class B common stock	253,208,965
Public Warrants	22,999,900
Private Placement Warrants	10,533,292
Restricted Stock Units	23,967,551
Stock Options	11,983,979
Contingent Shares Issued in Connection with Acquisitions	2,720,966
ESPP Shares	1,345,325
Potential Common Stock Equivalents	326,759,978

20.     SEGMENT INFORMATION

The Company organizes its operations into one reportable segment. The Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), reviews financial information and makes decisions about resource allocation based on the Company’s responsibility to deliver high-quality primary medical care services to the Company’s patient population. For the periods presented, all of the Company’s revenues were earned in the U.S., including Puerto Rico, and all of the Company’s long-lived assets were located in the U.S.

21.    SUBSEQUENT EVENTS

Except as set forth in Note 12, "Debt," the Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or the context otherwise requires, references in this section to the "Company," "Cano Health,” “we,” “us,” “our,” and other similar terms refer, for periods prior to the completion of the Business Combination, to PCIH and its subsidiaries, and for periods upon or after the completion of the Business Combination, to the consolidated operations of Cano Health, Inc. and its subsidiaries, including PCIH and its subsidiaries. The following discussion and analysis is intended to help the reader understand our business, results of operations, financial condition, liquidity and capital resources. This discussion should be read in conjunction with Cano Health's unaudited condensed consolidated financial statements and related notes presented here in Part I, Item 1 included elsewhere in this Quarterly Report on Form 10-Q (the "Form 10-Q"), as well as the audited financial statements and the accompanying notes, as well as the “Risk Factors” and “Management’s Discussion and

Analysis of Financial Condition and Results of Operations of Cano Health” included in our Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission (the "SEC") on March 15, 2023, as amended (the "2022 Form 10-K"), as such risk factors have been supplemented by Part II, Item 1A, “Risk Factors,” included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2023 (the “Q1 2023 Form 10-Q").

The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-Q, particularly in the sections entitled "Forward-Looking Statements," as well as Part I, Item 1A, “Risk Factors” in our 2022 Form 10-K, as supplemented by Part II, Item 1A, “Risk Factors,” included in the Company’s Q1 2023 Form 10-Q.

Executive Overview

During the six months ended June 30, 2023, our operating results have performed below historical levels, with the majority of the decline arising from a 15.6% decrease in capitated revenue per member per month compared to the six months ended June 30, 2022 with only a 2.8% decrease in third party medical costs per member per month for the six months ended June 30, 2022.

In June 2023, we decided to shift the Company's strategic direction, which primarily includes the following measures:

•Focusing our membership base towards Medicare Advantage and ACO Reach;
•Selling certain assets and operations and exiting California, New Mexico and Illinois markets by the fall of 2023;
•Exiting its Puerto Rico operations by January 1, 2024;
•Conducting a strategic review of the Company's Medicaid business in Florida, medical centers located in Texas and Nevada, pharmacy assets and other specialty practices;
•Consolidating underperforming owned medical centers;
•Lowering third party medical costs through negotiations with payors;
•Reducing operating expenses, including reduction of permanent staff;
•Significantly reducing all other non-essential spending; and
•Delaying renovations and other capital projects.

In addition to the above, the Company is pursuing a comprehensive process to identify and evaluate interest in a sale of the Company, or all or substantially all of its assets, consistent with the terms and conditions of the 2023 Side-Car Amendment. The Company has engaged advisors to assist in the process. The Company has not set a timetable for the conclusion of this process and there is no assurance that the process will result in any transaction.

These strategic and operational steps are critical to improving our financial performance, generating greater efficiency, and improving health outcomes for our members to ensure the organization’s long-term success.

Key Performance Metrics
In addition to our GAAP and non-GAAP financial information, we review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.

	June 30, 2023	December 31, 2022	June 30, 2022
Membership	381,066	309,590	281,525
Medical centers	169	172	143

The Company is exiting the California, New Mexico and Illinois markets by the fall of 2023. Total membership and total medical centers for these markets were 4,999 and 17, respectively, as of June 30, 2023.

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
Other revenue includes pharmacy and ancillary fees earned under contracts with certain care organizations for the provision of care coordination and other services. With respect to our pharmacies, we contract with an administrative services organization to collect and remit payments on our behalf from the sale of prescriptions and medications. We have pharmacies at some of our medical centers, where patients may fill prescriptions and retrieve their medications. Patients also have the option to fill their prescriptions with a third-party pharmacy of their choice. Other revenue also includes fixed amounts due from a third-party healthcare claims reimbursement recovery service provider for claims which have been assigned to them related to these ancillary services. We also may receive and recognize a percentage of these claims recovered in excess of certain thresholds. These variable payments are recognized at the time of settlement. No such payment has been received to date.

Operating Expenses

Third-party medical costs. Third-party medical costs primarily consist of medical expenses incurred by the health plans or CMS (contractually on behalf of the Company), including costs for inpatient and hospital care, specialists, and certain pharmacy purchases, net of rebates and other recoveries. Provider costs are accrued based on the date of service to members, based in part on estimates, including an accrual for medical services incurred but not reported (“IBNR”). Liabilities for IBNR are estimated and adjusted for current experience. These estimates are continually reviewed and updated, and we retain the services of an independent actuary to review IBNR on a quarterly basis. We expect our third-party medical costs to increase given the healthcare spending trends within the Medicare population, which is also consistent with funding rates we receive under our payor contracts. Third-party medical costs also include fixed amounts due from a third-party healthcare claims reimbursement recovery service provider for claims which have been assigned to them related to third-party medical costs. We also may receive and recognize a percentage of these claims recovered in excess of certain thresholds. These variable payments are recognized at the time of settlement. No such variable consideration has been received to date.

Direct patient expense. Direct patient expense primarily consists of costs incurred in the treatment of our patients, at our medical centers and affiliated practices, including the compensation related to medical service providers and clinical support staff, medical supplies, purchased medical services, drug costs for pharmacy sales, and payments to affiliated providers.

Selling, general, and administrative expenses. Selling, general, and administrative expenses include employee-related expenses, including salaries and benefits, technology infrastructure, operations, clinical and quality support, finance, legal, human resources, and corporate development departments. In addition, selling, general, and administrative expenses include all corporate technology and occupancy costs. For purposes of determining center-level economics, we allocate a portion of our selling, general, and administrative expenses to our medical centers and affiliated practices. The relative allocation of these expenses to each center depends upon the number of centers open during a given period of time, and, if determinable, the center where the expense was incurred. The Company has developed a plan to further restructure its operations to streamline and simplify the organization to improve efficiency and reduce costs. These actions include workforce reductions, which are expected to reduce our selling, general and administrative costs in future periods compared to current levels. In connection with its restructuring plan, in the third quarter of 2023, the Company expects to reduce staffing by approximately 700 employees, or 17% of its workforce. Approximately 40% of the workforce reductions will be attributable to exiting operations in certain markets, with the remainder attributable to other operating centers. These actions are expected to yield approximately $50 million of annualized cost reductions beginning in the third quarter of 2023 and through the end of 2024. The Company expects to record a restructuring charge in the third quarter of 2023 of approximately $4 million, the majority of which will be paid in 2023 and a lesser amount in 2024, consisting primarily of employee-related costs, such as severance, retention and other contractual termination benefits.

Depreciation and amortization expense. Depreciation and amortization expenses are primarily attributable to our capital investment and consist of fixed asset depreciation and amortization of intangibles considered to have finite lives.
Transaction costs. Transaction costs primarily consist of deal costs (including deferred acquisition costs, due diligence, integration, legal, internal staff, and other professional fees, incurred in connection with acquisition activity).
Change in fair value of contingent consideration. Change in fair value of contingent consideration consists of adjustments in contingent consideration due to acquisitions.

Credit losses on other assets. On August 2, 2023, MSP announced that the SEC initiated an investigation of MSP on August 11, 2022. In addition, MSP announced that it received a subpoena on March 10, 2023 from the U.S. Attorney's Office in the U.S. District Court for the Southern District of Florida. As a result of (i) these recent disclosures by MSP; (ii) MSP's delinquent filing of its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023; and (iii) MSP's not being in compliance with the NASDAQ listing requirements, the Company decided to utilize a third-party valuation specialist to provide a market value analysis of the shares of Class A common stock that MSP issued to the Company on July 7, 2023. As of June 30, 2023, the Company has recognized an allowance for credit losses of $62.0 million.

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
Other income (expense). Other income (expense) primarily relates to sublease income.

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Revenue:
Capitated revenue	$743,324	$655,493	$1,584,397	$1,329,844
Fee-for-service and other revenue	23,422	33,880	49,258	63,671
Total revenue	766,746	689,373	1,633,655	1,393,515
Operating expenses:
Third-party medical costs	769,629	541,317	1,477,960	1,077,097
Direct patient expense	56,757	52,647	125,184	113,323
Selling, general, and administrative expense	99,418	106,179	195,890	202,849
Depreciation and amortization expense	27,251	19,836	54,473	38,872
Transaction costs	9,125	6,207	19,211	14,583
Change in fair value of contingent consideration	(11,800)	(5,764)	(15,900)	(10,425)
Credit loss on other assets	62,000	—	62,000	—
Total operating expenses	1,012,380	720,422	1,918,818	1,436,299
Loss from operations	(245,634)	(31,049)	(285,163)	(42,784)
Other income and expense:
Interest expense	(26,719)	(13,134)	(50,224)	(26,418)
Interest income	90	2	99	3
Loss on extinguishment of debt	—	—	—	(1,428)
Change in fair value of warrant liabilities	(1,677)	30,175	331	57,337
Other income (expense)	1,323	251	1,755	530
Total other income (expense)	(26,983)	17,294	(48,039)	30,024
Net income (loss) before income tax expense	(272,617)	(13,755)	(333,202)	(12,760)
Income tax expense (benefit)	(1,872)	809	(1,872)	1,889
Net income (loss)	$(270,745)	(14,564)	$(331,330)	$(14,649)
Net income (loss) attributable to non-controlling interests	(129,992)	(9,231)	(162,427)	(9,976)
Net income (loss) attributable to Class A common stockholders	$(140,753)	$(5,333)	$(168,903)	$(4,673)

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(% of revenue)	2023	2022		2023		2022
Revenue:
Capitated revenue	96.9%	95.1%		97.0%		95.4%
Fee-for-service and other revenue	3.1%	4.9%		3.0%		4.6%
Total revenue	100.0%	100.0%		100.0%		100.0%
Operating expenses:
Third-party medical costs	100.4%	78.5%		90.5%		77.3%
Direct patient expense	7.4%	7.6%		7.7%		8.1%
Selling, general, and administrative expense	13.0%	15.4%		12.0%		14.6%
Depreciation and amortization expense	3.6%	2.9%		3.3%		2.8%
Transaction costs	1.2%	0.9%		1.2%		1.0%
Change in fair value of contingent consideration	(1.5)%	(0.8)%		(1.0)%		(0.7)%
Credit loss on other assets	8.1%	0.0%	0.0%	3.8%	0.0%	0.0%
Total operating expenses	132.2%	104.5%		117.5%		103.1%
Loss from operations	(32.2)%	(4.5)%		(17.5)%		(3.1)%
Other income and expense:
Interest expense	(3.5)%	(1.9)%		(3.1)%		(1.9)%
Interest income	0.0%	0.0%		0.0%		0.0%
Loss on extinguishment of debt	0.0%	0.0%		0.0%		(0.1)%
Change in fair value of warrant liabilities	(0.2)%	4.4%		0.0%		4.1%
Other income (loss)	0.2%	0.0%		0.1%		0.0%
Total other income (loss)	(3.5)%	2.5%		(3.0)%		2.2%
Net income (loss) before income tax expense	(35.7)%	(2.0)%		(20.5)%		(0.9)%
Income tax expense (benefit)	(0.2)%	0.1%		(0.1)%		0.1%
Net income (loss)	(35.4)%	(2.1)%		(20.4)%		(0.8)%
Net income (loss) attributable to non-controlling interests	(17.0)%	(1.3)%		(9.9)%		(0.7)%
Net income (loss) attributable to Class A common stockholders	(18.4)%	(0.8)%		(10.4)%		(0.1)%

The following table sets forth the Company’s disaggregated revenue for the periods indicated:

	Three Months Ended June 30,
	2023		2022
($ in thousands)	Revenue $	Revenue %	Revenue $	Revenue %
Capitated revenue
Medicare	$695,612	90.7%	$602,613	87.4%
Other capitated revenue	47,712	6.2%	52,880	7.6%
Total capitated revenue	743,324	96.9%	655,493	95.0%
Fee-for-service and other revenue
Fee-for-service	4,282	0.6%	9,701	1.4%
Pharmacy	15,559	2.0%	12,759	1.9%
Other	3,581	0.5%	11,420	1.7%
Total fee-for-service and other revenue	23,422	3.1%	33,880	5.0%

Total revenue	$766,746	100.0%	$689,373	100.0%

	Six Months Ended June 30,
	2023		2022
(in thousands)	Revenue $	Revenue %	Revenue $	Revenue %
Capitated revenue
Medicare	$1,489,240	91.2%	$1,217,831	87.5%
Other capitated revenue	95,157	5.8%	112,013	8.0%
Total capitated revenue	1,584,397	97.0%	1,329,844	95.5%
Fee-for-service and other revenue
Fee-for-service	15,975	1.0%	19,671	1.4%
Pharmacy	27,664	1.7%	24,274	1.7%
Other	5,619	0.3%	19,726	1.4%
Total fee-for-service and other revenue	49,258	3.0%	63,671	4.5%

Total revenue	$1,633,655	100.0%	$1,393,515	100.0%

The following table sets forth the Company’s member and member month figures for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2023	2022	% Change
Members:
Medicare Advantage	140,535	123,768	13.5%
Medicare ACO REACH	65,161	40,179	62.2%
Total Medicare	205,696	163,947	25.5%
Medicaid	77,290	70,254	10.0%
ACA	98,080	47,324	107.3%
Total members	381,066	281,525	35.4%

Member months:
Medicare Advantage	424,145	364,565	16.3%
Medicare ACO REACH	198,614	122,301	62.4%
Total Medicare	622,759	486,866	27.9%
Medicaid	245,260	206,630	18.7%
ACA	296,652	139,355	112.9%
Total member months	1,164,671	832,851	39.8%
($ in thousands)
Per Member Per Month ("PMPM"):
Medicare Advantage	$1,027	$1,196	(14.1)%
Medicare ACO REACH	$1,309	$1,362	(3.9)%
Total Medicare	$1,117	$1,283	(12.9)%
Medicaid	$164	$223	(26.5)%
ACA	$26	$48	(45.8)%
Total PMPM	$638	$787	(18.9)%

Medical centers	169	143

	Six Months Ended June 30,
(in thousands)	2023	2022	% Change
Members:
Medicare Advantage	140,535	123,768	13.5%
Medicare ACO REACH	65,161	40,179	62.2%
Total Medicare	205,696	163,947	25.5%
Medicaid	77,290	70,254	10.0%
ACA	98,080	47,324	107.3%
Total members	381,066	281,525	35.4%

Member months:
Medicare Advantage	840,921	718,980	17.0%
Medicare ACO REACH	401,297	247,390	62.2%
Total Medicare	1,242,218	966,370	28.5%
Medicaid	487,909	408,827	19.3%
ACA	580,613	261,266	122.2%
Total member months	2,310,740	1,636,463	41.2%
($ in thousands)
Per Member Per Month ("PMPM"):
Medicare Advantage	$1,103	$1,222	(9.7)%
Medicare ACO REACH	$1,400	$1,371	2.1%
Total Medicare	$1,199	$1,260	(4.9)%
Medicaid	$173	$240	(27.9)%
ACA	$18	$53	(66.0)%
Total PMPM	$686	$813	(15.6)%

Medical centers	169	143

Comparison of the Three Months Ended June 30, 2023 and 2022
Revenue

	Three Months Ended June 30,
($ in thousands)	2023	2022	$ Change	% Change
Revenue:
Capitated revenue	$743,324	$655,493	$87,831	13.4%
Fee-for-service and other revenue	23,422	33,880	(10,458)	-30.9%
Total revenue	$766,746	$689,373	$77,373

Capitated revenue. Capitated revenue was $743.3 million for the three months ended June 30, 2023, an increase of $87.8 million, or 13.4%, compared to $655.5 million for the three months ended June 30, 2022. The increase was primarily driven by a $191.4 million increase related to additional members driven by organic growth and certain acquisitions, partially offset by a $83.6 million decrease in total capitated revenue per member per month ("PMPM") and $20.0 million related to membership mix. The decrease in capitated revenue PMPM included a decrease of approximately $70.3 million in Medicare Risk Adjustments.

Fee-for-service and other revenue. Fee-for-service and other revenue was $23.4 million for the three months ended June 30, 2023, a decrease of $10.5 million, or 30.9%, compared to $33.9 million for the three months ended June 30, 2022, primarily due to a decrease in volume of services provided.

Operating Expenses

	Three Months Ended June 30,
($ in thousands)	2023	2022	$ Change	% Change
Operating expenses:
Third-party medical costs	$769,629	$541,317	$228,312	42.2%
Direct patient expense	56,757	52,647	4,110	7.8%
Selling, general, and administrative expenses	99,418	106,179	(6,761)	-6.4%
Depreciation and amortization expense	27,251	19,836	7,415	37.4%
Transaction costs	9,125	6,207	2,918	47.0%
Change in fair value of contingent consideration	(11,800)	(5,764)	(6,036)	104.7%
Credit loss on other assets	62,000	$—	$62,000	—%
Total operating expenses	$1,012,380	$720,422	$229,958

Third-party medical costs. Third-party medical costs were $769.6 million for the three months ended June 30, 2023, an increase of $228.3 million, or 42.2%, compared to $541.3 million for the three months ended June 30, 2022. The increase was driven by a $154.4 million increase related to additional members driven by organic growth and certain acquisitions, a $59.9 million increase related to higher third-party medical cost PMPM and a $14.0 million increase related to membership mix. The higher third-party medical cost PMPM included $38.5 million in additional over-the-counter medical costs and increased claims utilization.

Direct patient expense. Direct patient expense was $56.8 million for the three months ended June 30, 2023, an increase of $4.1 million, or 7.8%, compared to $52.6 million for the three months ended June 30, 2022. The increase was primarily driven by increases in payroll and benefits and pharmacy costs, offset by a reduction in provider payments.

Selling, general, and administrative expenses. Selling, general, and administrative expenses were $99.4 million for the three months ended June 30, 2023, a decrease of $6.8 million, or 6.4%, compared to $106.2 million for the three months ended June 30, 2022. The decrease was primarily driven by a decrease in stock-based compensation of $15.8 million due to a one-time benefit related to a modification related to the vesting of the former CEO's stock-based awards, which was approved in connection with his resignation, and a decrease in marketing costs of $3.6 million, offset by increases in legal and professional services of $3.8 million, occupancy costs of $2.4 million, higher salaries and benefits of $2.4 million, and information technology expense of $2.2 million.

Depreciation and amortization expense. Depreciation and amortization expense was $27.3 million for the three months ended June 30, 2023, an increase of $7.4 million, or 37.4%, compared to $19.8 million for the three months ended June 30, 2022. The increase was driven by the opening of de novos medical centers and center expansion to support the growth of our business in prior periods, as well as the addition of several brand names, non-compete agreements, and payor relationships from 2022 acquisitions.

Transaction costs. Transaction costs were $9.1 million for the three months ended June 30, 2023, an increase of $2.9 million, or 47.0%, compared to $6.2 million for the three months ended June 30, 2022.The increase related to certain non-recurring legal costs related to the proxy contest with the 3 former directors.

Change in fair value of contingent consideration. Contingent consideration generated a gain of $11.8 million for the three months ended June 30, 2023 due to the performance of certain acquired plans and the related contingent payments.

Allowance for credit losses on other assets. On August 2, 2023, MSP announced that the SEC initiated an investigation of MSP on August 11, 2022. In addition, MSP announced that it received a subpoena on March 10, 2023 from the U.S. Attorney's Office in the U.S. District Court for the Southern District of Florida. As a result of (i) these recent disclosures by MSP; (ii) MSP's delinquent filing of its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023; and (iii) MSP's not being in compliance with the NASDAQ listing requirements, the Company decided to utilize a third-party valuation specialist to provide a market value analysis of the shares of Class A common stock that MSP issued to the Company on July 7, 2023. As of June 30, 2023, the Company has recognized an allowance for credit losses of $62.0 million.

Other Income (Expense)

	Three Months Ended June 30,
($ in thousands)	2023	2022	$ Change	% Change
Other income and expense:
Interest expense	$(26,719)	$(13,134)	$(13,585)	103.4%
Interest income	90	2	88	4400.0%
Change in fair value of warrant liabilities	(1,677)	30,175	(31,852)	-105.6%
Other income (expense)	1,323	251	1,072	427.1%
Total other income (expense)	$(26,983)	$17,294	$(44,277)

Interest expense. Interest expense was $26.7 million for the three months ended June 30, 2023, an increase of $13.6 million, or 103.4%, compared to $13.1 million for the three months ended June 30, 2022. The increase was primarily driven by higher interest rates during the period on outstanding long-term debt and additional borrowing under the 2023 Term Loan.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities was $1.7 million for the three months ended June 30, 2023 as a result of a change in the fair value of the public warrants and private placement warrants assumed in connection with the Business Combination.

Comparison of the Six Months Ended June 30, 2023 and 2022
Revenue

	Six Months Ended June 30,
($ in thousands)	2023	2022	$ Change	% Change
Revenue:
Capitated revenue	$1,584,397	$1,329,844	$254,553	19.1%
Fee-for-service and other revenue	49,258	63,671	(14,413)	-22.6%
Total revenue	$1,633,655	$1,393,515	$240,140

Capitated revenue. Capitated revenue was $1.6 billion for the six months ended June 30, 2023, an increase of $254.6 million, or 19.1%, compared to $1.3 billion for the six months ended June 30, 2022. The increase was primarily driven by a $395.9 million increase related to additional members driven by organic growth and certain acquisitions, partially offset by a $114.9 million decrease in total capitated revenue PMPM and $26.4 million related to membership mix. The decrease in capitated revenue PMPM included a decrease of approximately $98.6 million in Medicare Risk Adjustments.

Fee-for-service and other revenue. Fee-for-service and other revenue was $49.3 million for the six months ended June 30, 2023, an decrease of $14.4 million, or 22.6%, compared to $63.7 million for the six months ended June 30, 2022, primarily due to a decrease in volume of services provided.

Operating Expenses

	Six Months Ended June 30,
($ in thousands)	2023	2022	$ Change	% Change
Operating expenses:
Third-party medical costs	$1,477,960	$1,077,097	$400,863	37.2%
Direct patient expense	125,184	113,323	11,861	10.5%
Selling, general, and administrative expenses	195,890	202,849	(6,959)	-3.4%
Depreciation and amortization expense	54,473	38,872	15,601	40.1%
Transaction costs	19,211	14,583	4,628	31.7%
Change in fair value of contingent consideration	(15,900)	(10,425)	(5,475)	52.5%
Credit loss on other assets	62,000	—	62,000	—%
Total operating expenses	$1,918,818	$1,436,299	$420,519

Third-party medical costs. Third-party medical costs were $1.5 billion for the six months ended June 30, 2023, an increase of $400.9 million, or 37.2%, compared to $1.1 billion for the six months ended June 30, 2022. The increase was driven by a $323.2 million increase related to additional members driven by organic growth and certain acquisitions, a $60.4 million increase related to higher third-party medical costs PMPM and a $17.3 million increase related to membership mix. The higher third-party medical costs PMPM included $39.4 million in additional over-the-counter medical costs and increased claims development and utilization.

Direct patient expense. Direct patient expense was $125.2 million for the six months ended June 30, 2023, an increase of $11.9 million, or 10.5%, compared to $113.3 million for the six months ended June 30, 2022. The increase was primarily driven by increases in payroll and benefits of $5.9 million, pharmacy drugs of $3.9 million and ancillary medical services of $3.2 million.

Selling, general, and administrative expenses. Selling, general, and administrative expenses were $195.9 million for the six months ended June 30, 2023, a decrease of $7.0 million, or 3.4%, compared to $202.8 million for the six months ended June 30, 2022. The decrease was primarily driven by a decrease in stock-based compensation of $20.2 million due to a one-time benefit related to a modification related to the vesting of the former CEO's stock-based awards, which was approved in connection with his resignation, and a decrease in marketing costs of $7.7 million, offset by increases in occupancy costs of $5.9 million, higher salaries and benefits of $5.1 million, an increase in information technology expense of $4.4 million, an increase in legal and professional services of $1.9 million.

Depreciation and amortization expense. Depreciation and amortization expense was $54.5 million for the six months ended June 30, 2023, an increase of $15.6 million, or 40.1%, compared to $38.9 million for the six months ended June 30, 2022. The increase was driven by purchases of new property and equipment to support the growth of our business during prior periods, as well as the addition of several brand names, non-compete agreements, and payor relationships from certain 2022 acquisitions.
Transaction costs. Transaction costs were $19.2 million for the six months ended June 30, 2023, an increase of $4.6 million, or 31.7%, compared to $14.6 million for the six months ended June 30, 2022. The increase related to financing costs for the 2023 Term Loan and certain non-recurring legal costs related to the proxy contest with the 3 former directors.

Change in fair value of contingent consideration. Contingent consideration generated a gain of $15.9 million for the six months ended June 30, 2023 due to the performance of certain acquired plans and the related contingent payments.

Allowance for credit losses on other assets. On August 2, 2023, MSP announced that the SEC initiated an investigation of MSP on August 11, 2022. In addition, MSP announced that it received a subpoena on March 10, 2023 from the U.S. Attorney's Office in the U.S. District Court for the Southern District of Florida. As a result of (i) these recent disclosures by MSP; (ii) MSP's delinquent filing of its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023; and (iii) MSP's not being in compliance with the NASDAQ listing requirements, the Company decided to utilize a third-party valuation specialist to provide a market value analysis of the shares of Class A common stock that MSP issued to the Company on July 7, 2023. As of June 30, 2023, the Company has recognized an allowance for credit losses of $62.0 million.

Other Income (Expense)

	Six Months Ended June 30,
($ in thousands)	2023	2022	$ Change	% Change
Other income and expense:
Interest expense	$(50,224)	$(26,418)	$(23,806)	90.1%
Interest income	99	3	96	3200.0%
Loss on extinguishment of debt	—	(1,428)	1,428	-100.0%
Change in fair value of warrant liabilities	331	57,337	(57,006)	-99.4%
Other income (expense)	1,755	530	1,225	N/A
Total other income (expense)	$(48,039)	$30,024	$(78,063)

Interest expense. Interest expense was $50.2 million for the six months ended June 30, 2023, an increase of $23.8 million, or 90.1%, compared to $26.4 million for the six months ended June 30, 2022. The increase was primarily driven by interest incurred on our higher outstanding borrowings and a higher interest rate on the term loan under our Credit Suisse Credit Agreement due to SOFR, exceeding the floor rate as well as additional interest expense related to the 2023 Term Loan.

Loss on extinguishment of debt. Loss on extinguishment of debt was $1.4 million for the six months ended June 30, 2022 related to the amendment to the Credit Suisse Credit Agreement in January 2022. There have been no comparable amendments in the six months ended June 30, 2023. See Note 13, "Debt," in our audited consolidated financial statements included in Item 8 of Part II of our 2022 Form 10-K for more details.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities was $1.8 million for the six months ended June 30, 2023, compared to $57.3 million for the six months ended June 30, 2022 as a result of a change in the fair value of the public warrants and private placement warrants assumed in connection with the Business Combination. The gain recorded for the six months ended June 30, 2022 was driven by a decrease in the Company's share price.

Liquidity and Capital Resources

General
We have financed our operations principally through the Business Combination and debt securities and borrowings. As of June 30, 2023 and December 31, 2022, we had cash, cash equivalents and restricted cash of $27.7 million and $27.3 million, respectively. As of June 30, 2023 and December 31, 2022, the Company had $13.0 million (of its total cash of $27.3 million) and $4.4 million (of its total cash of $27.3 million), respectively, of cash held as collateral and letters of credit related to the ACO REACH program, respectively. These letters of credit and the collateral are both presented within cash, cash equivalents and restricted cash.

As of June 30, 2023, the available balance on the CS Revolving Line of Credit was $110 million, and as of August 9, 2023 such line of credit was fully drawn to ensure that the Company had access to liquidity while it was negotiating the 2023 Side-Car Amendment, discussed under “2023 Term Loan Agreement;” provided, however, having secured the 2023 Side-Car Amendment on August 10, 2023, the Company currently expects to repay a significant portion of such line of credit by the end of September 2023. As of June 30, 2023 and December 31, 2022, the Borrower maintains restricted letters of credit for an aggregate amount of $5.7 million and $7.2 million, respectively. As of June 30, 2023 and December 31, 2022, the Borrower had $13.0 million (of its total cash of $27.7 million) and $4.4 million (of its total cash of $27.3 million), respectively, of cash held as collateral and letters of credit related to the ACO REACH program, respectively. The letters of credit and the collateral are both presented within the Company's cash, cash equivalents and restricted cash. Our cash, cash equivalents and restricted cash primarily consist of highly liquid investments in money market funds and cash. Since our inception, we have generated significant operating losses from our operations, as reflected in our accumulated deficit of $423.5 million as of June 30, 2023 and negative cash flows from operations.

2023 Term Loan Agreement

On February 24, 2023 (the “2023 Term Loan Closing Date”), the Company, through its wholly owned operating subsidiary, Cano Health, LLC (the “Borrower”), and Primary Care (ITC) Intermediate Holdings, LLC (“Holdings”), entered into a Credit Agreement (the “Side-Car Credit Agreement”) with certain lenders and JP Morgan Chase Bank, N.A., as administrative agent (the “2023 Term Loan Administrative Agent”), pursuant to which the lenders provided a senior secured term loan (the “2023 Term Loan”) to the Borrower in the aggregate principal amount of $150 million, the full amount of which was funded on the 2023 Term Loan Closing Date.

The Side-Car Credit Agreement contains a financial maintenance covenant, requiring the Borrower to maintain a First Lien Net Leverage Ratio (i.e., total first lien senior secured net debt to Consolidated Adjusted EBITDA) not to exceed 5.80:1.00 on the last day of any four consecutive fiscal quarter period. With a First Lien Leverage Ratio of approximately 12.00:1.00 at June 30, 2023, the Borrower was not in compliance with this financial maintenance covenant as of such date. Under the Side-Car Credit Agreement, the Borrower has a right to cure noncompliance with the financial maintenance covenant by obtaining sufficient equity proceeds, which may be sourced from equity or debt financings by the Company, that will be deemed added to the Borrower’s Consolidated Adjusted EBITDA for purposes of recalculating the financial maintenance covenant when such proceeds are contributed to the Borrower. The cure right may be exercised by the Borrower no more than 2 times in any 4 consecutive testing periods and no more than 5 times during the term of the Side-Car Credit Agreement. Accordingly, on July 28, 2023, the Borrower delivered to the 2023 Term Loan Administrative Agent a notice of its intent to cure such noncompliance by September 5, 2023, which would require the Company to raise approximately $71 million of new capital, which amount, if raised, would be contributed to the Borrower to consummate the cure.

Thereafter, on August 10, 2023, the Borrower obtained a waiver of such noncompliance and entered into an amendment of the Side-Car Credit Agreement (the “2023 Side-Car Amendment”) under which the Company will not be required to test compliance with the Side-Car Credit Agreement’s financial maintenance covenant until the fiscal quarter ending September 30, 2024. The 2023 Side-Car Amendment provides, among other modifications to the Side-Car Credit Agreement, that: (i) the Company will formally launch, announce and pursue a comprehensive process in an effort to yield one or more offers for a sale of all or substantially all of the assets or businesses of, or direct or indirect equity interests in, the Borrower and its subsidiaries with a purchase price that includes cash proceeds sufficient to pay the obligations under the Side-Car Credit Agreement, and will use its commercially reasonable efforts to promptly close such a transaction; (ii) the interest rate for the 2023 Term Loan will be increased to 16% during the payment-in-kind period ending on February 24, 2025; (iii) a premium payment of 5% of the outstanding principal amount of the 2023 Term Loan will be paid in kind by capitalizing such payment to the principal amount of the 2023 Term Loan; (iv) the applicable prepayment premium will be required in connection with any voluntary or mandatory prepayment or repayment of the 2023 Term Loan; and (v) the lenders will have participation rights in certain new debt financings incurred by the Borrower or any of its subsidiaries. Absent such waiver, the 2023 Term Loan Administrative Agent, acting at the direction of the lead lender, and at the requisite lenders request, could have immediately terminated all commitments under the 2023 Term Loan and accelerated the maturity of all principal, interest and other amounts due thereon. Pursuant to the terms of the 2023 Side-Car Amendment, the Borrower will not be required to pursue its cure right.

Under the Credit Suisse Credit Agreement, if the Borrower was unable to obtain such waiver from the lenders under the 2023 Term Loan Agreement, or cure any such noncompliance by September 5, 2023, then the administrative agent under the Credit Suisse Credit Agreement would have been entitled to, and acting at the direction of the requisite lenders, could have, among other things, immediately terminated all commitments under the CS Term Loan and the CS Revolving Line of Credit and accelerated the maturity of all principal, interest and other amounts due thereunder. Under the Senior Notes, if (i) the Borrower was unable to obtain such waiver from the lenders under the 2023 Term Loan Agreement, or cure any such noncompliance by September 5, 2023; (ii) the lender under such facility or under the Credit Suisse Credit Agreement accelerated the maturity of $50 million or more of the amount outstanding thereunder; and (iii) the Borrower failed to pay such amount when due, then the trustee for the Senior Notes or the holders of at least 30% in principal amount of the Senior Notes would have been entitled to immediately accelerate the maturity of the Senior Notes, including all principal, interest and other amounts due thereon.

Pursuant to the Side-Car Credit Agreement, the 2023 Term Loan bears interest at a rate equal to: (i) on or prior to the date that is the second anniversary of the closing date, 14% per annum, payable quarterly either (at the Borrower’s election) in cash or in kind by adding such amount to the principal balance of the 2023 Term Loan (provided that pursuant to the 2023 Side-Car Amendment, the interest rate for the 2023 Term Loan will be increased to 16% during the payment-in-kind period ending on February 24, 2025); and (ii) thereafter, 13% per annum, payable quarterly in cash. The Borrower has elected to satisfy interest due on the 2023 Term Loan through the second anniversary in kind. The 2023 Term Loan is scheduled to mature on November 23, 2027. The 2023 Term Loan will not amortize.

Prior to the Side-Car Credit Agreement’s maturity date, the Borrower may elect to prepay the 2023 Term Loan, in whole or in part, subject to the applicable prepayment premium. If the Borrower voluntarily prepays the 2023 Term Loan, or if the 2023 Term Loan is accelerated, including in connection with a bankruptcy or insolvency proceeding, then the 2023 Term Loan will be subject to an applicable prepayment premium. If the prepayment, repayment or acceleration occurs during the period from and after the Closing Date up to (but not including) the date that is the 18-month anniversary of the initial funding date, the prepayment premium shall be an amount equal to: (i) the aggregate amount of interest which would otherwise have been payable on the principal amount of the 2023 Term Loan prepaid, repaid or accelerated from the date of the occurrence of the trigger event until the date that is the 18-month anniversary of the initial funding date, discounted at the then-applicable treasury rate plus 0.50%, plus (ii) an amount equal to the premium that would otherwise be payable as if such prepayment, repayment or acceleration had occurred on the day after the 18-month anniversary of the initial funding date (the “Make-Whole Amount”). If the prepayment, repayment or acceleration occurs during the period from and after the 18-month anniversary of the initial funding date up to (but not including) the date that is the 30-month anniversary of the initial funding date, the prepayment premium shall be an amount equal to 3% of the principal amount of the 2023 Term Loan prepaid, repaid or accelerated on such date in cash. If the prepayment, repayment or acceleration occurs during the period from and after the 30-month anniversary of the initial funding date up to (but not including) the date that is the 42-month anniversary of the initial funding date, the prepayment premium shall be an amount equal to 2% of the principal amount of the 2023 Term Loan prepaid, repaid or accelerated on such date in cash. There is no prepayment premium from and after the 42-month anniversary of the initial funding date. In addition, the 2023 Term Loan must be prepaid with the net cash proceeds of any material asset sale (subject to reinvestment rights) or casualty or condemnation event or any incurrence of debt not permitted by the Side-Car Credit Agreement. The Side-Car Credit Agreement also provides for annual excess cash flow mandatory prepayments. The mandatory prepayments under the Side-Car Credit Agreement are substantially consistent with the Credit Suisse Credit Agreement. Mandatory prepayments of the 2023 Term Loan and the CS Term Loan must be offered pro rata to the lenders thereof.

Credit Suisse Credit Agreement

Pursuant to the Credit Suisse Credit Agreement, the Company, through the Borrower, has a senior secured term loan (as amended, the “CS Term Loan”) and a revolving credit facility (as amended, the “CS Revolving Line of Credit”). The Obligations under the Credit Suisse Credit Agreement are secured by substantially all of the Borrower’s assets. The Credit Suisse Credit Agreement contains a financial maintenance covenant (which is for the benefit of the lenders under the CS Revolving Line of Credit only), requiring the Borrower to not exceed a total first lien secured net debt to Consolidated Adjusted EBITDA (as defined therein) ratio, which is tested quarterly only if the Borrower has exceeded a certain amount drawn under the CS Revolving Line of Credit, which is approximately 35% of the total commitment under the CS Revolving Line of Credit, or approximately $42 million. As of June 30, 2023, the available balance on the CS Revolving Line of Credit was $110 million, and as of August 10, 2023 such line of credit was fully drawn to ensure that the Company had access to liquidity while it was negotiating the 2023 Side-Car Amendment, discussed under “2023 Term Loan Agreement;” provided, however, having secured the 2023 Side-Car Amendment on August 10, 2023, the Company currently expects to repay a significant portion of such line of credit by the end of September 2023. Accordingly, as of June 30, 2023, the Company was not required to test its compliance with the financial maintenance covenant under the Credit Suisse Credit Agreement. Please see the discussion in this 2Q Form 10-Q regarding the Company’s noncompliance with the financial maintenance covenant under the Side-Car Credit Agreement as of June 30, 2023 and the Company’s receipt of a waiver of such noncompliance on August 10, 2023.

While the Company currently believes that the Borrower will not be required to test the financial maintenance covenant under the Credit Suisse Credit Agreement for the testing period ending September 30, 2023, if it were required to test such financial maintenance covenant and if, at such time, it is not in compliance with the financial maintenance covenant, the Borrower would be required to cure or seek a waiver of such noncompliance from the requisite revolving lenders under the Credit Suisse Credit Agreement by December 6, 2023. Under the Credit Suisse Credit Agreement, the Borrower has a right to cure any such noncompliance by obtaining sufficient equity proceeds, which may be sourced from equity or debt financings by the Company, that would be deemed added to the Borrower’s Consolidated Adjusted EBITDA for purposes of recalculating the financial maintenance covenant when such proceeds are contributed to the Borrower. The cure right may be exercised by the Borrower no more than 2 times in any 4 consecutive testing periods and no more than 5 times during the term of the Credit Suisse Credit Agreement. If the Borrower is unable to obtain a waiver of, or to cure, any such noncompliance, then the administrative agent under the Credit Suisse Credit Agreement would be entitled to, and acting at the direction of the requisite lenders could, among other things, immediately terminate the CS Term Loan and CS Revolving Line of Credit commitments and accelerate the maturity of all principal, interest and other amounts due under such facilities. If such circumstances were to arise, the Company can provide no assurances that the Borrower would be able to obtain such waiver or timely consummate such cure or repay or refinance any accelerated principal, interest and other amounts that may become due, if any.

Under the Side-Car Credit Agreement, if the Borrower becomes required to test the financial maintenance covenant under the Credit Suisse Credit Agreement and if, at such time, the Borrower is not in compliance with such financial maintenance covenant and was unable to obtain a waiver of, or cure, any such noncompliance by December 6, 2023, then the 2023 Term Loan Administrative Agent would be entitled to, and acting at the direction of the requisite lenders, could, among other things, immediately terminate all commitments under the 2023 Term Loan and accelerate the maturity of all principal, interest and other amounts due thereunder. Under the Senior Notes, if (i) the Borrower becomes required to test the financial maintenance covenant under the Credit Suisse Credit Agreement and if, at such time, the Borrower is not in compliance with such financial maintenance covenant and was unable or obtain a waiver of, or cure, any such noncompliance by December 6, 2023; (ii) the lender under such facility or under the Side-Car Credit Agreement accelerates the maturity of $50 million or more of the amount outstanding thereunder; and (iii) the Borrower fails to pay such amount when due, then the trustee for the Senior Notes or the holders of at least 30% in principal amount of the Senior Notes would be entitled to immediately accelerate the maturity of the Senior Notes, including all principal, interest and other amounts due thereon.

The CS Term Loan is subject to principal amortization repayments, due on the last business day of each calendar quarter equal to 0.25% of the initial principal amount, as applicable, based on the funding dates. Amortization payments commenced on March 31, 2021. The outstanding amount of unpaid principal and interest associated with the CS Term Loan is scheduled to become due on the maturity date of November 23, 2027.

Prior to the CS Term Loan’s maturity date, the Borrower may elect to prepay, in whole or in part at any time without premium or penalty, other than in connection with certain repricing transactions and customary breakage costs.

On January 14, 2022, the Company entered into an amendment to the Credit Suisse Credit Agreement, pursuant to which the outstanding principal amount of the CS Term Loan was replaced with an equivalent amount of new term loan having substantially similar terms, except with a lower interest rate margin applicable to the new term loan. The amendment of the Credit Suisse Credit Agreement implemented a forward-looking term rate based on the secured overnight financing rate (“SOFR”) as the replacement for LIBOR as the benchmark interest rate for borrowings under the CS Term Loan and CS Revolving Line of Credit, and certain other provisions. The new interest rate applicable to the CS Term Loan and borrowings under the CS Revolving Line of Credit was revised to 4.00%, plus the greater of SOFR and the applicable credit spread adjustment or 0.50%; provided that if the Borrower achieves a public corporate rating from S&P of at least "B" and a public rating from Moody's of at least "B2", then for as long as such ratings remained in effect, a margin of 3.75% would be applicable. The Borrower has not reached these applicable corporate ratings. The amendment represented a partial extinguishment and resulted in a write-off of deferred issuance costs of $1.4 million, which was recorded as a loss on extinguishment of debt for the six months ended June 30, 2022. During the six months ended June 30, 2023, the SOFR exceeded the credit spread adjustment of 0.50%, resulting in monthly variable interest rates for the quarter. As of June 30, 2023, the effective interest rate of the CS Term Loan was 9.76%.

Senior Notes

On September 30, 2021, the Company issued senior unsecured notes for a principal amount of $300.0 million (the "Senior Notes") in a private offering. The Senior Notes bear interest at 6.25% per annum, payable semi-annually on April 1st and October 1st of each year, which interest commenced on April 1, 2022. As of June 30, 2023, the effective interest rate of the Senior Notes was 6.66%. Principal on the Senior Notes is scheduled to become due in full on October 1, 2028. The Senior Notes are not subject to any amortization payments.

Upon the completion of the Business Combination, the Company became a party to the Tax Receivable Agreement ("TRA"). Under the terms of that agreement, the Company generally will be required to pay to the Seller and to each other person from time to time that becomes a “TRA Party” under the Tax Receivable Agreement, 85% of the tax savings, if any, that the Company is deemed to realize in certain circumstances as a result of certain tax attributes that exist following the Business Combination and that are created thereafter, including as a result of payments made under the Tax Receivable Agreement. See further discussion related to the TRA agreement in Note 17, "Income Taxes," in our unaudited condensed consolidated financial statements of this Form 10-Q.

In 2023, we expect to incur approximately $81.0 million in cash interest payments (which excludes approximately $19.0 million of non-cash PIK interest under the 2023 Term Loan) and approximately $15.0 million in capital expenditures.

We believe that our existing cash, cash equivalents and restricted cash along with our expected cash generation through operations (See Note 3, "Going Concern," in our unaudited condensed consolidated financial statements in this Form 10-Q) and CS Revolving Line of Credit will not be sufficient to fund our operating and capital needs for at least the next 12 months from the date of issuance of the unaudited condensed consolidated financial statements included in this Form 10-Q.

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

	Six Months Ended June 30,
($ in thousands)	2023	2022
Net cash (used in) provided by operating activities	$(44,955)	$(82,173)
Net cash (used in) provided by investing activities	(17,701)	(29,273)
Net cash (used in) provided by financing activities	63,048	(3,877)
Net Increase (decrease) in cash, cash equivalents and restricted cash	392	(115,323)
Cash, cash equivalents and restricted cash at beginning of year	27,329	163,170
Cash, cash equivalents and restricted cash at end of period	$27,721	$47,847

Operating Activities
For the six months ended June 30, 2023, net cash used in operating activities was $45.0 million, a decrease of $37.2 million in cash outflows, compared to net cash used in operating activities of $82.2 million for the six months ended June 30, 2022. Significant changes impacting net cash used in operating activities were as follows:

A decrease in cash of $201.1 million related to net loss and non-cash charges and credits, primarily related to the following:
•Increase in net losses of $316.7 million;
•Decrease in stock-based compensation expense of $20.2 million; and
•Decrease in non-cash loss on extinguishment of debt of $1.4 million,

Offset by the following non-cash items:
•Increase in depreciation and amortization of $15.6 million; and
•Decrease in gain related to the change in the fair value of warrant liabilities of $57.0 million;

An increase in cash of $238.3 million related to operating assets and liabilities primarily resulting from:
•Changes in accounts receivable due to the timing of collections and the growth in membership;
•Changes in liability for unpaid claims due to the growth in membership; and
•Changes in accounts payable and accrued expenses due to the timing of payments.

Investing Activities

For the six months ended June 30, 2023, net cash used in investing activities was $17.7 million, a decrease of $11.6 million in cash outflows, compared to net cash used in investing activities of $29.3 million for the six months ended June 30, 2022, primarily due to a decrease in cash used for acquisitions and capital expenditures. The Company expects the net cash used in investing activities to be less in 2023 due to a significant reduction in spending on de novo medical centers and acquisitions.

Financing Activities

Net cash provided by financing activities was $63.0 million during the six months ended June 30, 2023, an increase of $66.9 million, compared to net cash used in financing activities of $3.9 million during the six months ended June 30, 2022 primarily due to $141.8 million of net proceeds from the 2023 Term Loan, partially offset by the $74.0 million repayment of the December 31, 2022 balance of the CS Revolving Line of Credit.

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

By definition, EBITDA consists of net income (loss) before interest, income taxes, depreciation and amortization. Adjusted EBITDA is EBITDA adjusted to add back the effect of certain expenses, such as stock-based compensation expense, transaction costs (consisting of transaction costs and corporate development payroll costs), restructuring and other charges, fair value adjustments in contingent consideration, loss on extinguishment of debt and changes in fair value of warrant liabilities, and credit loss on other assets. Adjusted EBITDA is a key measure used by our management to assess the operating and financial performance of our Company.

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
•provide better transparency as to the measures used by management and others who follow our industry to estimate the value of our Company; and
•allow investors to view our financial performance and condition in the same manner that our significant lenders and landlords require us to report financial information to them in connection with determining our compliance with certain financial covenants.

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, the most directly comparable GAAP measure to these non-GAAP measures:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2023	2022		2023	2022
Net loss	$(270,745)	(14,564)		$(331,330)	$(14,649)
Interest income	(90)	(2)		(99)	(3)
Interest expense	26,719	13,134		50,224	26,418
Income tax expense (benefit)	(1,872)	809		(1,872)	1,889
Depreciation and amortization expense	27,251	19,836		54,473	38,872
EBITDA	$(218,737)	19,213		$(228,604)	$52,527
Stock-based compensation	2,017	17,783		11,368	31,600
Transaction costs (1)	9,516	7,842		20,087	17,713
Restructuring and other	5,650	1,016		6,683	3,602
Change in fair value of contingent consideration	(11,800)	(5,764)		(15,900)	(10,425)
Loss on extinguishment of debt	—	—		—	1,428
Change in fair value of warrant liabilities	1,677	(30,175)		(331)	(57,337)
Credit loss on other assets	62,000	—		62,000	—
Adjusted EBITDA	$(149,677)	$9,915	$	$(144,697)	$39,108
(1) Transaction costs included $0.4 million and $1.6 million of corporate development payroll costs for the three months ended June 30, 2023 and 2022, respectively, and $0.9 million and $2.6 million of corporate development payroll costs for the six months ended June 30, 2023 and 2022, respectively. Corporate development payroll costs include those expenses directly related to the additional staff needed to support our transaction activity.

Adjusted EBITDA has been adjusted to exclude $19.5 million and $35.3 million for the respective three and six months ended June 30, 2022 in de novo losses, as the Company plans to significantly reduce its investments in de novo medical centers in 2023 and, accordingly, modified its definition of Adjusted EBITDA beginning January 1, 2023 to no longer include de novo losses in calculating Adjusted EBITDA.

Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. We believe we have made reasonable estimates and assumptions in preparing these financial statements. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There was no significant change in internal control over financial reporting that occurred during the three and six months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, we may be involved in litigation incidental to the conduct of our business that arise in the ordinary course of business.

For a description of our legal proceedings, please see the description set forth in the “Legal Matters” section in Note 17, "Commitments and Contingencies," in the notes to the unaudited condensed consolidated financial statements of this Form 10-Q.

Item 1A.    Risk Factors

Refer to the risk factors set forth in Part 1, Item 1A of our 2022 Form 10-K and Part 2, Item 1A of our Q1 2023 Form 10-Q and Q2 2023 Form 10-Q. The following risk factor supplements those risk factors:

Our capital requirements, liquidity and financial condition raise significant risks as to our ability to continue as a going concern.

The Company’s current liquidity as of August 9, 2023 was approximately $101.5 million, consisting of cash and cash equivalents (excluding restricted cash of approximately $14.1 million). The Company currently believes that this amount of liquidity is not sufficient to cover the Company’s operating, investing and financing cash uses for the next 12 months. The Company is also not in compliance with the financial maintenance covenant in one of its existing debt agreement (as more fully described in Note 12, "Debt"). Management has evaluated the significance of these relevant conditions in relation to the Company’s ability to meet its obligations and has concluded that there is substantial doubt about the Company’s ability to continue as going concern within one year after the date that the financial statements are issued. For additional information, see Note 3, “Going Concern.”

The Company is pursuing several initiatives to improve its liquidity and net cash, such as reducing operating expenses, selling assets and operations and exiting certain markets. The Company’s efforts to reduce operating expenses include reducing permanent staff, lowering its third-party medical costs through negotiations with payors, consolidating underperforming medical centers, delaying renovations and other capital projects and significantly reducing nonessential spending. Other Company efforts to improve its liquidity include a strategic review of its Medicaid business in Florida, medical centers located in Texas and Nevada, pharmacy assets and other specialty practices. The Company is also in the process of closing medical centers and exiting markets in California, New Mexico and Illinois and also plans to exit its Puerto Rico operations by January 1, 2024,

Notwithstanding these initiatives, if we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment. Further, the perception that we may be unable to continue as a going concern may impede our ability to pursue strategic opportunities or operate our business due to concerns regarding our ability to discharge our contractual obligations. In addition, if there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, or at all. Any failure or delay to secure additional financing, or our ability to access our existing cash, cash equivalents and investments, could force us to delay, limit or terminate our operations, make further reductions in our workforce, liquidate all or a portion of our assets and/or seek protection, or Bankruptcy Protection, under Chapters 7 or 11 of the United States Bankruptcy Code.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On April 26, 2023, the Company issued 7,799,263 shares of Class A commons stock to Rubicon Credit Holdings, LLC, pursuant to a warrant agreement dated February 24, 2023. These shares were not registered at the time of issuance under the Securities Act in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act; however, such shares are now registered.

Recent Repurchases of Equity Securities

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Rule 10b5-1 Trading Plans

On June 27, 2023, David Armstrong, the Company’s Chief Compliance Officer & General Counsel (the “Executive”), entered into a Rule 10b5-1 trading plan (the “10b5-1 Plan”) intended to satisfy the affirmative defense of the SEC’s Rule 10b5–1(c). Under the 10b5-1 Plan, the Executive may sell a maximum of 387,500 shares of the Company’s Class A common stock (the “Maximum Plan Shares”). Following a mandatory cooling-off period, trading under the 10b5-1 Plan is expected to commence on or about September 27, 2023. The 10b5-1 Plan will terminate on the earlier of: (i) December 31, 2025; (ii) the date on which the Maximum Plan Shares have been sold; or (iii) such date the 10b5-1 Plan is otherwise terminated according to its terms.

Cessation of Employment

On August 8, 2023, Dr. Richard B. Aguilar ceased employment as the Company’s Chief Clinical Officer and in exchange for his entering into a Separation Agreement and Release of Claims, which conforms in all material respects with the form of separation agreement and release of claims attached to Dr. Aguilar’s Employment Agreement (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2021), Dr. Aguilar is eligible for the severance benefits described in Sections 6(a) and 6(c) of his Employment Agreement.

2023 Side-Car Credit Agreement Amendment

On August 10, 2023, the Borrower entered into the 2023 Side-Car Amendment, as described in Note 12, “Debt,” and in “Liquidity and Capital Resources” in the MD&A.

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

10.8+	Letter Agreement, dated as of June 16, 2023, by and between the Company and Mark Kent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2023).
10.9+
Employment Agreement, dated as of December 13, 2022, by and between Cano Health, LLC and Mark Kent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 20, 2023).

10.10+
Separation Agreement, dated as of June 18, 2023, by and between the Company and Dr. Marlow Hernandez (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 20, 2023).

10.11+
Letter Agreement, dated as of June 18, 2023, by and between the Company and Dr. Marlow Hernandez (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 20, 2023).

31.1*
Certification of Interim Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

*	Filed herewith.
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

CANO HEALTH, INC.

Date		Signature	Title

August 10, 2023	By:	/s/ Mark Kent	Interim Chief Executive Officer
		Mark Kent	(Principal Executive Officer)

August 10, 2023	By:	/s/ Brian D. Koppy	Chief Financial Officer
		Brian D. Koppy	(Principal Financial Officer)

August 10, 2023	By:	/s/ Mark Novell	Chief Accounting Officer
		Mark Novell	(Principal Accounting Officer)