Form 10-Q
period 2023-09-30
Cano Health, Inc.
filed 2023-11-13
CIK 1800682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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

98-1524224
(IRS Employer Identification No.)

33178
(Zip Code)
(855) 226-6633
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.01 par value per share	CANO	The New York Stock Exchange
Warrants to purchase one share of Class A common stock, each at an exercise price of $1,150.00 per share	CANO/WS	The New York Stock Exchange

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

As of November 9, 2023 the registrant had 2,887,608 shares of Class A common stock outstanding and 2,518,894 shares of Class B common stock outstanding. Share amounts reflect the 1-for-100 Reverse Stock Split that the Company completed on November 3, 2023.

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

ii.our expectations regarding executing our business plan and strategies, such as (a) our pursuing several initiatives designed to improve its profitability, liquidity, cash flow and net cash, such as controlling and reducing operating expenses, limiting capital expenditures, selling assets and operations and exiting certain markets, with efforts to reduce operating expenses including reducing permanent staff, lowering its third party medical costs through negotiations with payors and restructuring contractual arrangements with payor and specialty networks, consolidating underperforming owned medical centers and terminating underperforming affiliate partnerships, delaying renovations and other capital projects and significantly reducing all other nonessential spending; (b) shifting our strategic direction, including the following measures, among others: (i) focusing our membership base towards Medicare Advantage and ACO Realizing Equity, Access, and Community Health ("ACO REACH") and Medicare patients under Accountable Care Organizations ("ACO") and improving patient engagement; (ii) selling certain assets and operations and exiting our Puerto Rico operations by the beginning of 2024; and (iii) performing a strategic review of our Medicaid business in Florida, pharmacy assets and other specialty practices; and (c) our plans to pursue a process to identify interest in the sale of the Company or all or substantially all of its assets;

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

v.our expectations regarding our sources and uses of cash and liquidity, such as (a) our expectation that our existing cash position, along with our expected cash generation through operations and our CS Revolving Line of Credit will not be sufficient to fund our operating and capital expenditure requirements through at least the next 12 months from the date of issuance of our unaudited condensed consolidated financial statements included in this Q3 2023 Form 10-Q; (b) our expectation that our net cash used in investing activities will be less in 2023 due to a significant reduction in spending on de novo medical centers; and (c) our expectation that in 2023, we will incur approximately $81 million in cash interest payments (which excludes approximately $19 million of non-cash PIK interest under the 2023 Term Loan) and approximately $15 million in capital expenditures;

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

viii.our expectations regarding our plan to further restructure our operations to streamline and simplify the organization to improve efficiency and reduce costs, including workforce reductions, and the expected reduction in our selling, general and administrative costs in future periods compared to current levels, including our expectation that our restructuring actions taken in the third quarter of 2023 are expected to yield approximately $65 million of annualized cost reductions, which began in the third quarter of 2023 and through the end of 2024;

ix.the Company’s expectations regarding the Reverse Stock Split, such as the Company’s belief that the Reverse Stock Split will increase the price per share of the Company’s Class A Common Stock and thus enable it to regain compliance with the price criteria of Section 802.01C of the NYSE Listed Company Manual (the “Listing Rule”), as well as to allow the Company’s common stock to be more attractive to a broader range of investors; and

x.the Company’s expectations and beliefs regarding its internal control over financial reporting, including its being committed to maintaining a strong internal control environment, its belief that it has made significant progress toward remediating the underlying causes of the material weakness in its internal control in financial reporting as described in this Q3 2023 Form 10-Q and its belief that its remediation efforts will be effective in remediating this material weakness.

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

i.unexpected developments that adversely impact our ability to achieve or maintain profitability, such as due to (a) less than anticipated capacity utilization at our medical centers; (b) higher than expected costs and expenses; (c) less than anticipated growth in revenues, Adjusted EBITDA margins and/or cash flows; (d) difficulties and/or delays in improving our operational execution, enhancing our cost discipline, and/or achieving positive free cash flow, such as due to a broad recessionary economic environment, higher interest rates and/or a higher inflationary environment; (e) our inability to predict changes to the Medicare Advantage, ACO REACH and ACO programs as it relates to benchmarks and shared savings;

ii.unexpected developments that adversely impact our ability to execute our business plan and strategies, such as due to (a) unexpected changes in the payor mix of our patients and potential decreases in our reimbursement rates; (b) unexpected developments with respect to the renegotiation, non-renewal or termination of capitation agreements with health plans; (c) difficulties and/or delays in procuring sufficient space on terms that are acceptable to us or that the costs of procuring and outfitting such space becomes uneconomical, such as due to the prevailing difficult conditions in the global supply chain environment; (d) less than expected consumer acceptance of our services and offerings and/or less than expected member retention rates; (e) greater than anticipated competition in our industry, less than anticipated advantages of our services, products and technology over competing services, products and technology existing in the market, and other competitive factors, including with respect to technological capabilities, cost and scalability; (f) difficulties or delays in exiting certain market and/or selling the Company or all or substantially all of its assets, such as due to tightness in the credit markets, higher inflation or other factors, regulatory disruptions or delays and/or securing third party agreements and approvals; (g) unexpected developments that adversely impact our ability to execute our plan to identify opportunities to maximize shareholder value, including the sale of the Company, such as due to our inability to consummate one or more transactions, whether due to higher interest rates, regulatory restrictions or other market factors; and/or (h) possible actions that vendors and other third parties that we deal with may take to impose enhanced credit controls that effectively increase our cost base or make it difficult for us to maintain services and supplies required to conduct business, as well as unexpected developments with respect to the shift in our strategic direction that could adversely affect our plans to reduce our costs and expenses and/or generate additional sources of liquidity, such as, among other things, our inability, in whole or in part to complete one or more asset sales and/or negotiate for better payment terms and conditions, such that we are not unable to achieve positive financial performance on an acceptable timeline; and/or less than expected benefits from and/or higher than expected costs and expenses related to our restructuring program, such as delays in realizing or less than the expected cost reductions;

iii.unexpected developments that adversely impact our ability to achieve our expected financial results, such as due to (a) unexpected changes in anticipated Medicare reimbursement rates or changes in the rules governing the Medicare program; (b) unexpected changes in reimbursements by third-party payors and payments by individuals; (c) unexpected changes in Medicare’s risk adjustment payment system; (d) unexpected developments with respect to our estimates of revenues and refund liabilities that we recognize under our risk agreements with health plans; and/or (e) unexpected developments with respect to our estimates about our third-party medical costs (including incurred but not report medical service accruals), including our expectation that our third-party medical costs will increase given the healthcare spending trends within the Medicare population;

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

viii. less than expected benefits from and/or higher than expected costs and expenses related to our restructuring program, such as delays in realizing or less than the expected cost reductions;

ix.our experiencing delays or difficulties in, and/or unexpected or less than anticipated results from its efforts to regain compliance with the NYSE Listing Rule, whether due to difficulties in implementing the Company’s business strategy, such as resulting from less than expected liquidity and/or difficulties and/or delays in consummating one or more transactions, in whole or in part, to sell all or part of the Company and/or the impact of future decreases in the price of shares of the Company’s Class A Common Stock due to, among other things, the consummation of the Reverse Stock Split, our inability to make our stock more attractive to a broader range of investors or an inability to increase the stock price in an amount sufficient to satisfy compliance with the NYSE's Listing Rule; and/or

x.difficulties, delays or unanticipated internal control deficiencies or weaknesses that could affect the Company’s plans to remediate the material weakness that it identified in its internal control over financial reporting as described in this Q3 2023 Form 10-Q or difficulties or delays in completing the remediation.

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

v

CANO HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash, cash equivalents and restricted cash	$41,331	$27,329
Accounts receivable, net of unpaid service provider costs	87,499	233,816
Prepaid expenses and other current assets	15,894	79,603
Total current assets	144,724	340,748
Property and equipment, net	94,153	131,325
Operating lease right-of-use assets	149,671	177,892
Goodwill	88,918	480,375
Payor relationships, net	543,810	567,704
Other intangibles, net	185,372	226,059
Other assets	5,283	4,824
Total assets	$1,211,931	$1,928,927
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable and accrued expenses (Related parties comprised $5,922 and $2,669 as of September 30, 2023 and December 31, 2022, respectively)	$135,941	$105,733
Current portion of notes payable, net of debt issuance costs	116,238	6,444
Current portion of finance lease liabilities	3,125	1,686
Current portions due to sellers	47,396	46,016
Current portion of operating lease liabilities	22,964	24,068
Other current liabilities	40,270	24,491
Total current liabilities	365,934	208,438
Notes payable, net of debt issuance costs	951,339	997,806
Long term portion of operating lease liabilities	140,067	166,347
Warrant liabilities	1,677	7,373
Long term portion of finance lease liabilities	7,663	3,364
Due to sellers, net of current portion	1,500	15,714
Long term portion of contingent consideration	—	2,800
Other liabilities	2,852	32,810
Total liabilities	1,471,032	1,434,652
Stockholders’ Deficit[1]
Shares of Class A common stock $0.01 par value (60,000,000 shares authorized and 2,856,095 and 2,241,186 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	28	22
Shares of Class B common stock $0.01 par value (10,000,000 shares authorized and 2,521,836 and 2,687,946 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	25	27
Additional paid-in capital	593,271	538,614
Accumulated deficit	(715,422)	(286,032)
Total Stockholders' Deficit before non-controlling interests	(122,098)	252,631
Non-controlling interests	(137,003)	241,644
Total Stockholders' Deficit	(259,101)	494,275
Total Liabilities and Stockholders' Deficit	$1,211,931	$1,928,927
1 All outstanding share amounts have been restated to reflect the 1-for-100 reverse stock split that the Company completed on November 3, 2023.
The accompanying Notes are an integral part of these Condensed Financial Statements

CANO HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)		2023	2022	2023	2022
Revenue:
Capitated revenue		$770,269	$625,895	$2,354,667	$1,955,739
Fee-for-service and other revenue		17,804	39,133	67,062	102,804
Total revenue		788,073	665,028	2,421,729	2,058,543
Operating expenses:
Third-party medical costs		706,922	489,565	2,184,882	1,566,661
Direct patient expense (Related parties comprised $3,403 and $1,972 in the three months ended September 30, 2023 and 2022, respectively, and $10,592 and $6,490 in the nine months ended September 30, 2023 and 2022, respectively)	0	65,547	63,867	190,731	177,190
Selling, general, and administrative expenses (Related parties comprised $1,086 and $2,709 in the three months ended September 30, 2023 and 2022, respectively, and $5,378 and $6,913 in the nine months ended September 30, 2023 and 2022, respectively)		80,821	111,765	276,712	314,617
Depreciation and amortization expense		26,740	25,343	81,213	64,215
Transaction costs		7,862	5,033	27,073	19,616
Change in fair value of contingent consideration		13,100	900	(2,800)	(9,525)
Goodwill impairment loss		354,000	—	354,000	—
Credit loss on other assets		—	—	62,000	—
Total operating expenses		1,254,992	696,473	3,173,811	2,132,774
Income (loss) from operations		(466,919)	(31,445)	(752,082)	(74,231)
Other income (expense):
Interest expense		(29,646)	(16,451)	(79,870)	(42,868)
Interest income		258	4	357	7
Loss on extinguishment of debt		—	—	—	(1,428)
Change in fair value of warrant liabilities		5,365	(65,721)	5,696	(8,383)
Other income (expense)		(900)	354	855	884
Total other income (expense)		(24,923)	(81,814)	(72,962)	(51,788)
Net income (loss) before income tax expense		(491,842)	(113,259)	(825,044)	(126,019)
Income tax expense (benefit)		(145)	(1,248)	(2,017)	641
Net income (loss)		$(491,697)	$(112,011)	$(823,027)	$(126,660)
Net income (loss) attributable to non-controlling interests		(231,210)	(57,783)	(393,637)	(67,759)
Net income (loss) attributable to Class A common stockholders[2]		$(260,487)	$(54,228)	$(429,390)	$(58,901)

Net income (loss) per share attributable to Class A common stockholders, basic[2]		$(91.87)	$(23.34)	$(161.33)	$(27.86)
Net income (loss) per share attributable to Class A common stockholders, diluted[2]		$(91.87)	$(23.34)	$(161.33)	$(27.86)
Weighted-average shares outstanding[2]:
Basic		2,835,250	2,323,142	2,661,495	2,114,090
Diluted		2,835,250	2,323,142	2,661,495	2,114,090
2 All outstanding share amounts have been restated to reflect the 1-for-100 reverse stock split that the Company completed on November 3, 2023.
The accompanying Notes are an integral part of these Condensed Financial Statements

CANO HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

Three and Nine Months Ended September 30, 2023 and 2022

(in thousands, except shares)	Class A Shares[3]		Class B Shares[3]		Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
BALANCE—June 30, 2023	2,815,176	$28	2,532,090	$25	$601,589	$(454,935)	$89,066	$235,773
Stock-based compensation expense, net	—	—	—	—	(4,083)	—	—	(4,083)
Issuance of Class A common stock upon vesting of restricted stock units	21,917	—	—	—	(4,984)	—	4,984	—
Issuance of common stock for acquisitions	—	—	—	—	125	—	—	125
Exchange of Class B common stock for Class A common stock	10,254	—	(10,254)	—	(157)	—	157	—
Employee Stock Purchase Plan issuance	8,748	—	—	—	781	—	—	781
Net income (loss)	—	—	—	—	—	(260,487)	(231,210)	(491,697)
BALANCE—September 30, 2023	2,856,095	$28	2,521,836	$25	$593,271	$(715,422)	$(137,003)	$(259,101)

(in thousands, except shares)	Class A Shares[3]		Class B Shares[3]		Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
BALANCE—June 30, 2022	2,180,290	$22	2,645,274	$27	$495,642	$(83,433)	$428,739	$840,997
Stock-based compensation expense, net	—	—	—	—	11,041	—	—	11,041
Issuance of Class A common stock upon vesting of restricted stock units	18,606	—	—		(8,271)	—	8,271	—
Issuance of common stock for acquisitions	68,958	—	—	—	41,337	—	—	41,337
Exchange of Class B common stock for Class A common stock	144,340	2	(144,340)	(2)	24,557	—	(24,557)	—
Employee Stock Purchase Plan issuance	4,272	—	—	—	1,670	—	—	1,670
Impact of transactions affecting non-controlling interests	—	—	—	—	(21,870)	—	21,870	—
Net income (loss)	—	—	—	—	—	(54,228)	(57,783)	(112,011)
BALANCE—September 30, 2022	2,416,466	$24	2,500,934	$25	$544,106	$(137,661)	$376,540	$783,034

3 All outstanding share amounts have been restated to reflect the 1-for-100 reverse stock split that the Company completed on November 3, 2023.
The accompanying Notes are an integral part of these Condensed Financial Statements

CANO HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except shares)	Class A Shares[4]		Class B Shares[4]		Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2022	2,241,186	22	2,687,946	27	538,614	(286,032)	241,644	$494,275
Stock-based compensation expense, net	—	—	—	—	7,285	—	—	7,285
Issuance of Class A common stock upon vesting of restricted stock units	37,018	—	—		(10,064)	—	10,064	—
Issuance of common stock for acquisitions	97,249	1	—	—	14,526	—	—	14,527
Exchange of Class B common stock for Class A common stock	166,110	2	(166,110)	(2)	12,876	—	(12,876)	—
Warrants Exercised	294,202	3	—	—	214	—	—	217
Debt discount - warrants issued	—	—	—	—	45,698	—	—	45,698
Employee Stock Purchase Plan issuance	20,330	—	—	—	1,924	—	—	1,924
Impact of transactions affecting non-controlling interests	—	—	—	—	(17,802)	—	17,802	—
Net income (loss)	—	—	—	—	—	(429,390)	(393,637)	(823,027)
BALANCE—September 30, 2023	2,856,095	$28	2,521,836	$25	$593,271	$(715,422)	$(137,003)	$(259,101)

(in thousands, except shares)	Class A Shares[4]		Class B Shares[4]		Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2021	1,801,136	$18	2,973,860	$30	$397,443	$(78,760)	$479,837	$798,568
Stock-based compensation expense, net	—	—	—	—	42,641	—	—	42,641
Issuance of Class A common stock upon vesting of restricted stock units	26,679	1	—	—	(13,357)	—	13,356	—
Issuance of common stock for acquisitions	97,530	—	—	—	57,108	—	—	57,108
Exchange of Class B common stock for Class A common stock	472,925	5	(472,925)	(5)	76,322	—	(76,322)	—
Employee Stock Purchase Plan issuance	18,196	—	—	—	11,377	—	—	11,377
Impact of transactions affecting non-controlling interests	—	—	—	—	(27,428)	—	27,428	—
Net income (loss)	—	—	—	—	—	(58,901)	(67,759)	(126,660)
BALANCE—September 30, 2022	2,416,466	$24	2,500,935	$25	$544,106	$(137,661)	$376,540	$783,034

4 All outstanding share amounts have been restated to reflect the 1-for-100 reverse stock split that the Company completed on November 3, 2023.
The accompanying Notes are an integral part of these Condensed Financial Statements

CANO HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash Flows (used in) from Operating Activities:
Net loss	$(823,027)	$(126,660)
Adjustments to reconcile net loss to net cash (used in) from operating activities:
Depreciation and amortization expense	81,213	64,215
Change in fair value of contingent consideration	(2,800)	(9,525)
Change in fair value of warrant liabilities	(5,696)	8,383
Goodwill impairment loss	354,000	—
Intangible assets disposals	1,467	—
Loss on extinguishment of debt	—	1,428
Fixed asset abandonment	2,200	—
Amortization of debt issuance costs	3,872	2,743
Non-cash lease expense	2,010	8,367
Class A common shares issued for bonus award	—	2,194
Stock-based compensation, net	7,285	42,641
Paid in kind interest expense	13,564	—
Credit loss on other assets	62,000	—
Gain on Sale Transaction	(386)	—
Changes in operating assets and liabilities:
Accounts receivable, net	146,317	(75,913)
Other assets	1,216	10,885
Prepaid expenses and other current assets	1,979	(47,492)
Interest accrued due to sellers	—	100
Accounts payable and accrued expenses (Related parties comprised $(2,875) and $3,047 for the nine months ended September 30, 2023 and 2022, respectively)	46,309	30,955
Other liabilities	23,811	3,521
Net cash (used in) provided by operating activities	(84,666)	(84,158)

Cash Flows from (used in) Investing Activities:
Purchase of property and equipment (Related parties comprised $983 and $0 for the nine months ended September 30, 2023 and 2022, respectively)	(18,139)	(39,061)
Acquisitions of subsidiaries including non-compete intangibles, net of cash acquired	—	(4,995)
Payments to sellers	(6,557)	(4,097)
Proceeds from Sale Transaction	33,542	—
Net cash provided (used in) by investing activities	8,846	(48,153)

Cash Flows from (used in) Financing Activities:
Payments of long-term debt	(4,834)	(4,833)
Debt issuance costs	(9,256)	(88)
Proceeds from long-term debt	150,000	—
Proceeds from CS Revolving Line of Credit	165,000	25,000
Repayments of CS Revolving Line of Credit	(209,000)	(25,000)
Proceeds from insurance financing arrangements	2,690	2,529
Payments of principal on insurance financing arrangements	(2,201)	(2,070)
Other	(2,577)	(2,300)
The accompanying Notes are an integral part of these Condensed Financial Statements

CANO HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Net cash provided (used in) by financing activities	89,822	(6,762)

Net increase (decrease) in cash, cash equivalents and restricted cash	14,002	(139,073)
Cash, cash equivalents and restricted cash at beginning of year	27,329	163,170
Cash, cash equivalents and restricted cash at end of period	$41,331	$24,097

Supplemental cash flow information:
Interest paid	57,603	38,233
Income taxes paid	148	82

Non-cash investing and financing activities:
Additional principal additions from long term	7,866	—
Debt discount addition	(7,866)	—
Right-of-use assets obtained in exchange of lease liabilities	16,922	58,595
Issuance of Class A common stock for acquisitions	14,527	54,914
Contingent consideration liability in connection with acquisitions	—	1,500
Contingent consideration assets in connection with acquisitions	—	(5,600)
Due to sellers in connection with acquisitions	—	1,530
Changes to construction in process reflected through accounts payable	(1,993)	5,665
Humana Affiliate Provider clinic leasehold improvements	(294)	5,878
Employee Stock Purchase Plan issuance	1,924	11,377
Warrants issued	45,698	—

The accompanying Notes are an integral part of these Condensed Financial Statements

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    NATURE OF BUSINESS AND OPERATIONS

Nature of Business

Cano Health, Inc. (“Cano Health”, or the “Company”), formerly known as Primary Care (ITC) Intermediate Holdings, LLC (“PCIH” or the "Seller"), provides value-based medical care for its members. The Company focuses on providing high-touch population health and wellness services to Medicare Advantage, Accountable Care Organization Realizing Equity, Access, and Community Health ("ACO REACH"), Medicare patients under ACO and Medicaid capitated members, particularly in underserved communities by leveraging our platform to deliver high-quality health care services. The Company also operates pharmacies in the network for the purpose of providing a full range of managed care services to its members.

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

Pursuant to the Business Combination Agreement, on the Closing Date, Jaws contributed cash to PCIH in exchange for 0.7 million common limited liability company units of PCIH ("PCIH Common Units") equal to the number of shares of Jaws' Class A ordinary shares outstanding on the Closing Date, as well as 0.2 million Class B ordinary shares owned by Jaws Sponsor, LLC (the "Sponsor"). In connection with the Business Combination, the Company issued 3.1 million shares of the Company’s Class B common stock to existing stockholders of PCIH. The Company also issued 0.8 million shares of the Company’s Class A common stock in a private placement for $800.0 million (the "PIPE Investors"). Share amounts have been restated to reflect the 1-for-100 reverse stock split that the Company completed on November 3, 2023, discussed below.

Following the consummation of the Business Combination, substantially all of the Company’s assets and operations are held and conducted by PCIH and its subsidiaries. As the Company is a holding company with no material assets other than its ownership of PCIH Common Units and its managing member interest in PCIH, the Company has no independent means of generating revenue or cash flow. The Company’s ability to pay taxes and dividends depends on the financial results and cash flows of PCIH and the distributions it receives from PCIH. The Company’s only assets are equity interests in PCIH, which represented a 35.1% and 53.1% controlling ownership as of the Closing Date and as of September 30, 2023, respectively. Certain members of PCIH who retained their common unit interests in PCIH held the remaining 64.9% and 46.9% non-controlling ownership interests as of the Closing Date and as of September 30, 2023, respectively. These members hold an economic interest in PCIH through PCIH Common Units and a corresponding number of non-economic Class B common stock, which entitles the holder to one vote per share.

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

Subject to the terms and conditions set forth in the Business Combination Agreement, the Seller and its equity holders received aggregate consideration with a value equal to $3,534.9 million, which consisted of (i) $466.5 million of cash and (ii) 3.07 million shares of Class B common stock valued at $3,068.4 million based on a reference stock price of $1,000.00 per share.

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

Reverse Stock Split

As previously-disclosed in the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2023, the Company effected the previously-announced 1-for-100 reverse stock split of the Company’s Class A and Class B common stock (the “Reverse Stock Split”) pursuant to which each 100 shares of the Company’s Class A and Class B common stock issued and outstanding immediately prior to filing the Certificate of Amendment to the Company’s Certificate of Incorporation on November 2, 2023 were automatically combined into one share of Class A Common Stock and Class B Common Stock, respectively, subject to the elimination of fractional shares. All references to outstanding share and per share amounts for all periods presented have been adjusted to give effect to the Reverse Stock Split. The par value per share of each share of Class A and Class B common stock was proportionately multiplied by 100, and the number and exercise price of all Public Warrants, PCIH Common Units, stock options, restricted stock awards and restricted stock unit awards were each proportionately adjusted by the ratio used to complete the Reverse Stock Split.

In connection with consummating the Reverse Stock Split, the total number of Class A common stock and Class B common stock authorized for issuance under the Company’s amended Certificate of Incorporation was reduced from 6,000,000,000 to 60,000,000 shares of its Class A common stock and from 1,000,000,000 to 10,000,000 shares of its Class B common stock, each with an adjusted par value of $0.01 per share. The Reverse Stock Split did not change the number of shares of the Company’s authorized preferred stock, which will remain at 10,000,000 shares. The Reverse Stock Split reduced the Company’s issued and outstanding shares of common stock from approximately 288,760,727 shares of Class A Common Stock and 251,893,556 shares of Class B Common Stock issued and outstanding as of October 30, 2023 to approximately 2,887,607 and 2,518,936 issued and outstanding shares of Class A Common Stock and Class B Common Stock, respectively, after the effectiveness of the Reverse Stock Split.

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

Risks and Uncertainties

For additional information on the Company’s risk factors, please see Item 1A, "Risk Factors,” included in the Company’s 2022 Form 10-K, as supplemented by Part II, Item 1A, “Risk Factors,” included in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023 filed with the SEC on May 9, 2023 (the “Q1 2023 Form 10-Q"), and

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 filed with the SEC on August 10, 2023 (the “Q2 2023 Form 10-Q").

Certain prior year amounts have also been reclassified for consistency with the current year presentation. Such reclassifications impacted the classification of: repayments of equipment loans, repayment of finance lease obligation and employee stock purchase plan contributions within the statement of cash flows. Additionally, there were reclassifications related to revenue and direct patient expense within variable interest entities. These reclassifications had no impact on net loss as previously presented.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company described its significant accounting policies in Note 2, “Summary of Significant Accounting Policies,” included in the audited consolidated financial statements for the year ended December 31, 2022 included in its 2022 Form 10-K. During the nine months ended September 30, 2023, there were no significant changes to those accounting policies.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements through September 30, 2023 and believes that none of them will have a material effect on our unaudited condensed consolidated financial statements.

3.    GOING CONCERN

The Company’s accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended September 30, 2023, the Company generated a net loss of $823.0 million and used $84.7 million of cash from operations.

The Company’s current liquidity as of November 9, 2023 was approximately $52.5 million, consisting of cash and cash equivalents (excluding restricted cash of approximately $33.7 million). As of November 9, 2023, the CS Revolving Line of Credit was fully drawn. The Company currently believes that this amount of liquidity is not sufficient to cover the Company’s operating, investing and financing cash uses for the next 12 months.

Management has evaluated the significance of these relevant conditions in relation to the Company’s ability to meet its obligations and has concluded that there is substantial doubt about the Company’s ability to continue as going concern within one year after the date that the financial statements are issued.

The Company’s ability to continue as a going concern is contingent upon, among other things, successful execution of management’s intended plan over the next 12 months to improve the Company’s liquidity and profitability, as discussed below.

The Company is pursuing several initiatives designed to improve its profitability, liquidity, cash flow and net cash, such as controlling and reducing operating expenses, limiting capital expenditures, selling assets and operations and exiting certain markets. The Company’s efforts to reduce operating expenses include reducing permanent staff, lowering its third party medical costs through negotiations with payors and restructuring contractual arrangements with payor and specialty networks, consolidating underperforming owned medical centers and terminating underperforming affiliate partnerships, delaying renovations and other capital projects and significantly reducing all other non-essential spending, as well as improving patient engagement.

In the third quarter of 2023, the Company implemented a plan designed to further restructure its operations to streamline and simplify the organization to improve efficiency and reduce costs. These actions include workforce reductions, which are expected to reduce our selling, general and administrative expenses in future periods compared to current levels.

As previously-disclosed, as part of the Company’s effort to generate additional liquidity, on September 25, 2023, the Company sold to Primary Care Holdings II, LLC ("CenterWell"), a wholly owned subsidiary of Humana Inc. (“Humana”), substantially all of the assets associated with the operation of Cano Health’s senior-focused primary care centers in Texas and

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Nevada (the “Sale Transaction”) for a total transaction value to the Company of approximately $66.7 million, consisting of approximately $35.4 million in cash paid at closing (of which approximately $1.9 million was withheld for satisfaction of potential indemnification claims), plus the release of certain liabilities owed by Cano Health or its affiliates primarily for centers built under commercial agreements entered into with affiliates of Humana. The net cash proceeds from the Sale Transaction enabled the Company to repay a portion of its outstanding commitment under its revolving credit facility, for which Credit Suisse AG, Cayman Islands Branch is the administrative agent, such that the financial maintenance covenant of this facility was not applicable for the testing period ended September 30, 2023.

As part of its plan to improve cash flow and liquidity, the Company also exited operations within its medical centers in California and New Mexico, actions that were substantially completed by the end of the third quarter of 2023. The Company exited its Illinois market after the end of the third quarter of 2023 and is on track to also exit its Puerto Rico operations by the beginning of 2024. These actions are designed to position the Company to focus on and optimize its core Florida Medicare Advantage and ACO REACH assets.

Other ongoing initiatives designed to generate additional liquidity include the Company’s continued pursuit of its strategic review, which may result in the sale of all or substantially all of the Company’s business and/or the sale of certain lines of business, such as the Company’s Medicaid business in Florida, pharmacy assets and other specialty practices.

Consistent with the terms and conditions of the 2023 Side-Car Amendment, discussed below, the Company has formally launched, announced and continues to pursue a comprehensive process to identify and evaluate interest in a sale of the Company, or all or substantially all of its assets, including having engaged advisors to assist in the process. While these efforts have yet to yield a sale transaction, the Company’s process remains ongoing. There is no assurance that this process will result in any transaction.

Each of the 2023 Side-Car Credit Agreement and the Credit Suisse Credit Agreement contains a covenant that will require the Company’s 2023 Annual Report on Form 10-K (the “2023 Form 10-K”) to not contain any qualification or explanatory paragraph as to the Company’s “going concern” status (except for any such qualification or explanatory paragraph pertaining to (i) the maturity of certain indebtedness occurring within 12 months of the relevant audit or (ii) any breach or anticipated breach of any financial covenant). Based on the amount of the Company’s available liquidity at November 9, 2023 and its current forecast of available liquidity for the 12 months following the anticipated filing of its 2023 Form 10-K, the Company expects that it will be required to seek a waiver of this “going concern” covenant from the respective lenders under each of the Side-Car Credit Agreement and the Credit Suisse Credit Agreement on or before April 22, 2024, being the earlier of (i) when the Company will be required to deliver to the administrative agents under each of the 2023 Side-Car Credit Agreement and the Credit Suisse Credit Agreement its 2023 Form 10-K without any such “going concern” qualification or explanatory paragraph, being due March 30, 2024, followed by a 30-day cure period and (ii) such time that the Company would be required to cure any breach of the financial maintenance covenant under the Credit Suisse Credit Agreement for the period ending December 31, 2023. Capitalized terms used, but not defined, in this Note are defined in Note 12, “Debt.”

Under each of the Side-Car Credit Agreement and the Credit Suisse Credit Agreement, if the Borrower is unable to obtain such waiver from the respective lenders and fails to cure such default within a 30-day period after the earlier of (i) receipt by the Borrower of written notice thereof from the respective administrative agent under each of the credit agreements and (ii) the date on which a Company “responsible officer” has knowledge of such default, then the administrative agent under each such facility may, and acting at the direction or request of the requisite lenders, will, among other things, immediately terminate all commitments under the Side-Car Credit Agreement and the Credit Suisse Credit Agreement and accelerate the maturity of all principal, interest and other amounts due thereunder.

Under the Company’s Senior Notes, if (i) the Borrower is unable to obtain such waivers from the respective lenders; (ii) the lenders under either the 2023 Side-Car Credit Agreement and/or the Credit Suisse Credit Agreement accelerate the maturity of $50 million or more of the amount outstanding thereunder; and (iii) the Borrower fails to pay such amount when due, then the trustee for the Senior Notes or the holders of at least 30% in principal amount of the Senior Notes will be entitled to immediately accelerate the maturity of the Senior Notes, including all principal, interest and other amounts due thereon. The Company expects that it would not have sufficient liquidity to repay all principal, interest and other costs and expenses if one or

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
more of the Side-Car Credit Agreement, the Credit Suisse Credit Agreement and/or the Senior Notes were terminated and accelerated under these circumstances.

Additionally, as discussed in Note 12, “Debt,” the Side-Car Credit Agreement contains a financial maintenance covenant, requiring the Borrower to maintain a First Lien Net Leverage Ratio (i.e., total first lien senior secured net debt to Consolidated Adjusted EBITDA) not to exceed 5.80:1.00 on the last day of any four consecutive fiscal quarter period. With a First Lien Leverage Ratio of approximately 12.00:1.00 at June 30, 2023, the Borrower was not in compliance with this financial maintenance covenant as of such date and, accordingly, on August 10, 2023, the Borrower obtained a waiver of such noncompliance and entered into an amendment of the Side-Car Credit Agreement (the “2023 Side-Car Amendment”) under which the Company will not be required to test compliance with the Side-Car Credit Agreement’s financial maintenance covenant until the fiscal quarter ending September 30, 2024. The 2023 Side-Car Amendment provides, among other modifications to the Side-Car Credit Agreement, that: (i) the Company will formally launch, announce and pursue a comprehensive process in an effort to yield one or more offers for a sale of all or substantially all of the assets or businesses of, or direct or indirect equity interests in, the Borrower and its subsidiaries with a purchase price that includes cash proceeds sufficient to pay the obligations under the Side-Car Credit Agreement, and will use its commercially reasonable efforts to promptly close such a transaction; (ii) the interest rate for the 2023 Term Loan will be increased to 16% during the payment-in-kind period ending on February 24, 2025; (iii) a premium payment of 5% of the outstanding principal amount of the 2023 Term Loan will be paid in kind by capitalizing such payment to the principal amount of the 2023 Term Loan; (iv) the applicable prepayment premium will be required in connection with any voluntary or mandatory prepayment or repayment of the 2023 Term Loan; and (v) the lenders will have participation rights in certain new debt financings incurred by the Borrower or any of its subsidiaries. Absent such waiver, the 2023 Term Loan Administrative Agent, acting at the direction of the lead lender, and at the requisite lenders request, could have immediately terminated all commitments under the 2023 Term Loan and accelerated the maturity of all principal, interest and other amounts due thereon.

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

4.    REVENUE AND ACCOUNTS RECEIVABLE

The Company’s revenue streams for the three and nine months ended September 30, 2023 and 2022, respectively, were as follows:

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30,
	2023		2022
(in thousands)	Revenue $	Revenue %	Revenue $	Revenue %
Capitated revenue
Medicare	$728,435	92.4%	$577,989	86.9%
Other capitated revenue	41,834	5.3%	47,906	7.2%
Total capitated revenue	770,269	97.7%	625,895	94.1%
Fee-for-service and other revenue
Fee-for-service	6,886	0.9%	9,677	1.5%
Pharmacy	14,243	1.8%	12,910	1.9%
Other	(3,325)	(0.4)%	16,546	2.5%
Total fee-for-service and other revenue	17,804	2.3%	39,133	5.9%
Total revenue	$788,073	100.0%	$665,028	100.0%

	Nine Months Ended September 30,
	2023		2022
(in thousands)	Revenue $	Revenue %	Revenue $	Revenue %
Capitated revenue
Medicare	$2,217,675	91.6%	$1,795,820	87.2%
Other capitated revenue	136,992	5.7%	159,919	7.8%
Total capitated revenue	2,354,667	97.3%	1,955,739	95.0%
Fee-for-service and other revenue
Fee-for-service	22,861	0.9%	29,349	1.4%
Pharmacy	41,907	1.7%	37,185	1.8%
Other	2,294	0.1%	36,270	1.8%
Total fee-for-service and other revenue	67,062	2.7%	102,804	5.0%
Total revenue	$2,421,729	100.0%	$2,058,543	100.0%

Accounts Receivable

The Company's accounts receivable balances are summarized for the periods indicated below. The Company’s accounts receivable are presented net of the unpaid service provider costs. A right of offset exists when all of the following conditions are met: 1) each of the two parties owed the other determinable amounts; 2) the reporting party has the right to offset the amount owed with the amount owed to the other party; 3) the reporting party intends to offset; and 4) the right of offset is enforceable by law. The Company believes all of the aforementioned conditions existed as of September 30, 2023 and December 31, 2022.

	As of
(in thousands)	September 30, 2023	December 31, 2022
Accounts receivable	$377,603	$388,122
Medicare risk adjustment	13,328	49,586
Unpaid service provider costs	(303,432)	(203,892)
Accounts receivable, net	$87,499	$233,816

Concentration of Risk

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Three payors represented greater than 10% of our total revenue for the three and nine months ended on each of September 30, 2023 and September 30, 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	67.6%	61.3%	66.7%	63.8%

Three payors represented, in aggregate, the following percentages of accounts receivable as of September 30, 2023 and December 31, 2022, respectively.

	As of
	September 30, 2023	December 31, 2022
Accounts receivable, net	50.6%	56.3%

5.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following as of September 30, 2023 and December 31, 2022, respectively:

(in thousands)	September 30, 2023	December 31, 2022
Third party receivables	$—	$60,400
Other	15,894	19,203
Prepaid expenses and other current assets	$15,894	$79,603

Third party receivables represent amounts due from MSP Recovery Inc. ("MSP"). MSP provides healthcare claims reimbursement recovery services using data analytics to identify and recover improper payments made by Medicare, Medicaid and commercial health insurers (each a “Health Plan”), and charged to the Company under risk agreements, when the Health Plan is not the primary payor under the Medicare Secondary Payer Act and other state and federal laws. The Company has assigned certain past claims data to MSP, which could have been paid in either cash or equity at MSP's option. On July 7, 2023, the Company received 7.96 million shares (which amount is presented after giving effect to MSP’s 1-for-25 reverse stock split on October 12, 2023) of MSP Class A common stock to settle certain receivables from MSP.

On August 2, 2023, MSP announced that the SEC initiated an investigation of MSP on August 11, 2022. In addition, MSP announced that it received a subpoena on March 10, 2023 from the U.S. Attorney's Office in the U.S. District Court for the Southern District of Florida. As a result of (i) these recent disclosures by MSP; (ii) MSP's delinquent filing of its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023; and (iii) MSP's not being in compliance with the NASDAQ listing requirements, the Company decided to utilize a third-party valuation specialist to provide a market value analysis of the shares of Class A common stock that MSP issued to the Company on July 7, 2023 and as of June 30, 2023, the Company recognized an allowance for credit losses of $62.0 million related to the third party receivables as of June 30, 2023.

As of September 30, 2023, the 7.96 million shares described above continue to be unregistered and the Company believes it is not reasonably possible that these equity securities will be either registered or be exempt from registration due to meeting the holding period requirements, within the next 1 year. These equity securities are in the scope of ASC 321- Investments - Equity Securities, and accordingly the Company has concluded that the securities do not have a readily determinable fair value.

As of December 31, 2022, other assets include contingent consideration assets related to a 2022 acquisition with various contingent consideration arrangements. The contingent consideration is valued based on the future performance of two acquired payor contracts using Monte-Carlo simulations. After the balance sheet date, the contingency was resolved as a result of

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
conditions present at the balance sheet date pertaining to probability of collection in the valuation model and the fair value of the asset was adjusted to $0 through change in fair value of contingent consideration as of September 30, 2023.

6.    UNPAID SERVICE PROVIDER COSTS

Activity in unpaid service provider costs for the nine months ended September 30, 2023 and 2022, respectively, is summarized below:

(in thousands)	2023	2022
Balance as of January 1,	$318,554	$129,110

Incurred related to:
Current year	1,888,700	1,267,742
Prior years	6,524	11,319
	1,895,224	1,279,061
Paid related to:
Current year	1,497,782	955,998
Prior years	291,173	132,475
	1,788,955	1,088,473
Balance as of September 30,	$424,823	$319,698

The foregoing reconciliation reflects an increase in our estimate of unpaid service provider costs during the nine months ended September 30, 2023 of $6.5 million and an increase in our estimate of unpaid service provider costs during the nine months ended September 30, 2022 of $11.3 million, driven by higher than expected utilization. $38.1 million and $18.5 million of accounts receivable, net for plans that were in a deficit position as of the balance sheet date, with liabilities for unpaid service provder costs of $121.4 million and $32.8 million, were included in other current liabilities in the condensed consolidated balance sheet as these plans were in a net deficit position as of September 30, 2023 and September 30, 2022, respectively.

The Company maintains a provider excess loss insurance policy to protect against claim expenses exceeding certain levels that are incurred by the Company on behalf of members. As of both September 30, 2023 and September 30, 2022, the Company's excess loss insurance deductible was $0.2 million and maximum coverage was $2.0 million per member per calendar year. The Company recorded excess loss insurance premiums of $1.1 million and $3.5 million for the three and nine months ended September 30, 2023, respectively, and reimbursement of $0.5 million and $1.9 million for the three and nine months ended September 30, 2023, respectively. The Company recorded excess loss insurance premiums of $5.6 million and $10.6 million for the three and nine months ended September 30, 2022, respectively, and reimbursements of $16.0 million and $23.1 million for the three and nine months ended September 30, 2022. The Company recorded these amounts on a net basis in the caption third-party medical costs in the accompanying unaudited condensed consolidated statements of operations.

7.    GOODWILL

Activity impacting the Company's goodwill balance during the nine months ended September 30, 2023 is summarized below:

(in thousands)
Goodwill as of December 31, 2022	$480,375
Impairment	(354,000)
Sale Transaction allocation	(37,126)
Other	(331)
Goodwill as of September 30, 2023	$88,918

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
We test goodwill for impairment annually on October 1st, or under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be an impairment. In the third quarter of 2023, due to the drop in the Company's share price, the Company determined there was a triggering event for a goodwill impairment test. With the assistance of a third-party specialist, management performed a quantitative assessment of the Company's fair value using the Income Approach. We are required to impair goodwill when our assessment determines the Company’s carrying value exceeds its fair value as we operate as one reporting unit. It was determined that the Company's carrying value exceeded the fair value and the Company recorded a $354.0 million reduction in its goodwill, which has been reflected as an impairment loss in the accompanying statement of operations for the three months ended September 30, 2023.

8.    PAYOR RELATIONSHIPS AND OTHER INTANGIBLES, NET

As of September 30, 2023, the Company’s total intangibles, net, consisted of the following:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles:
Trade names	$1,410	$(1,064)	$346
Brand names	181,901	(50,318)	131,583
Non-compete agreements	84,942	(41,077)	43,865
Customer relationships	880	(270)	610
Payor relationships	630,953	(87,143)	543,810
Provider relationships	19,842	(10,874)	8,968
Total intangibles, net	$919,928	$(190,746)	$729,182

As of December 31, 2022, the Company’s total intangibles, net consisted of the following:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles:
Trade names	$1,409	$(945)	$464
Brand names	183,878	(29,169)	154,709
Non-compete agreements	85,476	(28,341)	57,135
Customer relationships	880	(233)	647
Payor relationships	631,214	(63,510)	567,704
Provider relationships	19,842	(6,738)	13,104
Total intangibles, net	$922,699	$(128,936)	$793,763

The Company recorded amortization expense of $20.7 million and $62.8 million for the three and nine months ended September 30, 2023, respectively, and $20.2 million and $50.8 million for the three and nine months ended September 30, 2022, respectively.

Long-lived assets are reviewed periodically for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. In the third quarter of 2023, in conjunction with the goodwill impairment test, the Company performed a recoverability test and concluded no impairment charge was

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
necessary. The Company disposed of certain intangibles during the three months ended September 30, 2023 in the amount of $2.7 million.

Expected amortization expense for the Company’s existing amortizable intangibles for the next 5 years, and thereafter, as of September 30, 2023 is as follows:

(in thousands)	Amount
2023 - remaining	$20,032
2024	60,547
2025	56,954
2026	46,797
2027	40,035
Thereafter	504,817
Total	$729,182

Changes or consolidation of the use of any of our brand names or termination of provider relationships, could result in a reduction in their remaining estimated economic lives, which could lead to increased amortization expense.

9.    LEASES

The Company leases offices, operating medical centers, vehicles and medical equipment. Leases consist of finance and operating leases, and have a remaining lease term of 1 year to 14 years. The Company elected the practical expedient, which allows the Company to exclude leases with a lease term less than 12 months from being recorded on the balance sheet. The Company adopted the practical expedient related to the combining of lease and non-lease components, which allows us to account for the lease and non-lease components as a single lease component.

Future minimum lease payments under operating and finance leases as of September 30, 2023 were as follows:

(in thousands)	Operating	Finance	Total
2023 - remaining	$8,773	$1,075	$9,848
2024	33,760	4,204	37,964
2025	30,925	3,780	34,705
2026	28,070	3,187	31,257
2027	25,447	978	26,425
Thereafter	88,644	—	88,644
Total minimum lease payments	215,619	13,224	228,843
Less: amount representing interest	(52,588)	(2,436)	(55,024)
Lease liabilities	$163,031	$10,788	$173,819

The Company recorded rent expense of $9.6 million and $28.9 million for the three and nine months ended September 30, 2023, respectively, and $8.7 million and $24.1 million for the three and nine months ended September 30, 2022, respectively.

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10.    OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following as of September 30, 2023 and December 31, 2022, respectively:

(in thousands)	September 30, 2023	December 31, 2022
Service fund liability[1]	$38,065	$16,652
Other	2,205	7,839
Other current liabilities	$40,270	$24,491
1 The balance reflected in service fund liability related to service funds in a deficit position and reflects the net amount of medical services incurred but not reported ("IBNR") and accounts receivable. The IBNR and accounts receivable reclassified to other current liabilities was $121.4 million and $83.3 million, respectively, as of September 30, 2023 and $114.7 million and $98.0 million, respectively, as of December 31, 2022.

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11.    CONTRACT LIABILITIES

As further explained in Note 15, “Related Party Transactions,” in these unaudited condensed consolidated financial statements, the Company entered into certain agreements with Humana under which the Company receives administrative payments in exchange for providing care coordination services at certain clinics licensed to the Company over the term of such agreements. The Company’s contract liabilities balance related to these payments from Humana was $0.2 million and $6.5 million as of September 30, 2023 and December 31, 2022, respectively. The short-term portion was recorded in other current liabilities and the long-term portion was recorded in other liabilities. The Company recognized $0.7 million and $2.0 million in revenue from contract liabilities recorded during the three and nine months ended September 30, 2023, respectively, and $0.7 million and $1.9 million in the three and nine months ended September 30, 2022, respectively. Further, the Company released $4.2 million related to the Sale Transaction for the three and nine months ended September 30, 2023.

A summary of significant changes in the contract liabilities balance during the period is as follows:

(in thousands)	For the three months ended September 30, 2023
Balance at June 30, 2023	$5,111
Revenues recognized from current period increases	(675)
Release related to the Sale Transaction	(4,234)
Balance at September 30, 2023	$202

(in thousands)	For the nine months ended September 30, 2023
Balance at December 31, 2022	$6,461
Revenues recognized from current period increases	(2,025)
Release related to the Sale Transaction	(4,234)
Balance at September 30, 2023	$202

Of the September 30, 2023 contract liabilities balance, the Company expects to recognize the following amounts as revenue in the succeeding years:

Years ended December 31,	Amount (in thousands)
2023 - remaining	$41
2024	161
Total	$202

12.    DEBT

At September 30, 2023 and December 31, 2022, the Company's current notes payable were as follows:

Current Notes Payable	As of,
(in thousands)	September 30, 2023	December 31, 2022
2023 Term Loan[1]	171,281	—
Current portion of CS term loan	6,444	6,444
	177,725	6,444
Less: Debt issuance costs	(61,487)	—
Current notes payable, net of debt issuance costs	$116,238	$6,444

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.Includes $13.6 million of Paid-in-Kind ("PIK") interest and an additional principal premium of $7.9 million that was incurred under the 2023 Term Loan through September 30, 2023.

At September 30, 2023 and December 31, 2022, the Company’s long-term notes payable were as follows:

Long-Term Notes Payable	As of,
(in thousands)	September 30, 2023	December 31, 2022
CS Term Loan	$626,710	$631,544
CS Revolving Line of Credit	40,000	84,000
Senior Notes	300,000	300,000
	966,710	1,015,544
Less: Debt issuance costs	(15,371)	(17,738)
Long-term notes payable, net of debt issuance costs	$951,339	$997,806

Credit Agreements – General

As discussed under Note 3, “Going Concern,” each of the 2023 Side-Car Credit Agreement and the Credit Suisse Credit Agreement contains a covenant that will require the Company’s 2023 Form 10-K to not contain any qualification or explanatory paragraph as to the Company’s “going concern” status (except for any such qualification or explanatory paragraph pertaining to (i) the maturity of certain indebtedness occurring within 12 months of the relevant audit or (ii) any breach or anticipated breach of any financial covenant). Based on the amount of the Company’s available liquidity at November 9, 2023 and its current forecast of available liquidity for the 12 months following the anticipated filing of its 2023 Form 10-K, the Company expects that it will be required to seek a waiver of this “going concern” covenant from the respective lenders under each of the Side-Car Credit Agreement and the Credit Suisse Credit Agreement on or before April 22, 2024, being the earlier of (i) when the Company will be required to deliver to the administrative agents under each of the 2023 Side-Car Credit Agreement and the Credit Suisse Credit Agreement its 2023 Form 10-K without any such “going concern” qualification or explanatory paragraph, being due March 30, 2024, followed by a 30-day cure period and (ii) such time that the Company would be required to cure any breach of the financial maintenance covenant under the Credit Suisse Credit Agreement for the period ending December 31, 2023.

Under each of the Side-Car Credit Agreement and the Credit Suisse Credit Agreement, if the Borrower is unable to obtain such waiver from the respective lenders and fails to cure such default within a 30-day period after the earlier of (i) receipt by the Borrower of written notice thereof from the respective administrative agent under each of the credit agreements and (ii) the date on which a Company “responsible officer” has knowledge of such default, then the administrative agent under each such facility may, and acting at the direction or request of the requisite lenders, will, among other things, immediately terminate all commitments under the Side-Car Credit Agreement and the Credit Suisse Credit Agreement and accelerate the maturity of all principal, interest and other amounts due thereunder.

Under the Company’s Senior Notes, if (i) the Borrower is unable to obtain such waivers from the respective lenders; (ii) the lenders under either the 2023 Side-Car Credit Agreement and/or the Credit Suisse Credit Agreement accelerate the maturity of $50 million or more of the amount outstanding thereunder; and (iii) the Borrower fails to pay such amount when due, then the trustee for the Senior Notes or the holders of at least 30% in principal amount of the Senior Notes will be entitled to immediately accelerate the maturity of the Senior Notes, including all principal, interest and other amounts due thereon. The Company expects that it would not have sufficient liquidity to repay all principal, interest and other costs and expenses if one or more of the Side-Car Credit Agreement, the Credit Suisse Credit Agreement and/or the Senior Notes were terminated and accelerated under these circumstances.

Additionally, the Side-Car Credit Agreement contains a financial maintenance covenant, requiring the Borrower to maintain a First Lien Net Leverage Ratio (i.e., total first lien senior secured net debt to Consolidated Adjusted EBITDA) not to exceed 5.80:1.00 on the last day of any four consecutive fiscal quarter period. With a First Lien Leverage Ratio of approximately 12.00:1.00 at June 30, 2023, the Borrower was not in compliance with this financial maintenance covenant as of such date and,

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
accordingly, on August 10, 2023, the Borrower obtained a waiver of such noncompliance and entered into an amendment of the Side-Car Credit Agreement (the “2023 Side-Car Amendment”) under which the Company will not be required to test compliance with the Side-Car Credit Agreement’s financial maintenance covenant until the fiscal quarter ending September 30, 2024. The 2023 Side-Car Amendment provides, among other modifications to the Side-Car Credit Agreement, that: (i) the Company will formally launch, announce and pursue a comprehensive process in an effort to yield one or more offers for a sale of all or substantially all of the assets or businesses of, or direct or indirect equity interests in, the Borrower and its subsidiaries with a purchase price that includes cash proceeds sufficient to pay the obligations under the Side-Car Credit Agreement, and will use its commercially reasonable efforts to promptly close such a transaction; (ii) the interest rate for the 2023 Term Loan will be increased to 16% during the payment-in-kind period ending on February 24, 2025; (iii) a premium payment of 5% of the outstanding principal amount of the 2023 Term Loan will be paid in kind by capitalizing such payment to the principal amount of the 2023 Term Loan; (iv) the applicable prepayment premium will be required in connection with any voluntary or mandatory prepayment or repayment of the 2023 Term Loan; and (v) the lenders will have participation rights in certain new debt financings incurred by the Borrower or any of its subsidiaries. Absent such waiver, the 2023 Term Loan Administrative Agent, acting at the direction of the lead lender, and at the requisite lenders request, could have immediately terminated all commitments under the 2023 Term Loan and accelerated the maturity of all principal, interest and other amounts due thereon.

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

The Credit Suisse Credit Agreement also contains a financial maintenance covenant (which is for the benefit of the lenders under the CS Revolving Line of Credit only), requiring the Borrower to not exceed a total first lien secured net debt to Consolidated Adjusted EBITDA (as defined therein) ratio of 5.8:1 as of September 30, 2023 and 5.5:1 as of the December 31, 2023. This financial maintenance covenant is tested quarterly only if the Borrower has exceeded a certain amount drawn under the CS Revolving Line of Credit, which is approximately 35% of the total commitment under the CS Revolving Line of Credit, or approximately $42 million. As of September 30, 2023, while the Company would not have complied with this financial maintenance covenant if it were applicable, the Company used a portion of the proceeds from the Sale Transaction to repay a portion of its outstanding commitment under this facility such that the financial maintenance covenant of this facility was not applicable for the testing period ending September 30, 2023. Following such repayment, the Company fully re-borrowed amounts available under the CS Revolving Line of Credit. The Company currently expects that when it seeks a waiver of the “going concern” covenant discussed above, it will at the same time seek a waiver of this financial maintenance covenant for the period ending December 31, 2023.

Under the 2023 Term Loan Agreement, if the Borrower is unable to obtain such waiver from the lenders under the Credit Suisse Credit Agreement, or cure any such noncompliance, then the administrative agent under the 2023 Term Loan Agreement will be entitled to, and acting at the direction of the requisite lenders, will, among other things, immediately terminate all commitments under the 2023 Term Loan and accelerate the maturity of all principal, interest and other amounts due thereunder. Under the Senior Notes, if (i) the Borrower is unable to obtain such waiver from the lenders under the Credit Suisse Credit Agreement, or cure any such noncompliance; (ii) the lender under such facility or under the 2023 Term Loan accelerates the maturity of $50 million or more of the amount outstanding thereunder; and (iii) the Borrower fails to pay such amount when due, then the trustee for the Senior Notes or the holders of at least 30% in principal amount of the Senior Notes will be entitled to immediately accelerate the maturity of the Senior Notes, including all principal, interest and other amounts due thereon.

Credit Suisse Credit Agreement

Pursuant to the Credit Suisse Credit Agreement, the Company, through its wholly owned operating subsidiary, Cano Health, LLC (the “Borrower”), has a senior secured term loan (as amended, the “CS Term Loan”) and a revolving credit facility

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(as amended, the “CS Revolving Line of Credit”). The Obligations under the Credit Suisse Credit Agreement are secured by substantially all of the Borrower’s assets.

Prior to the CS Term Loan’s maturity date, the Borrower may elect to prepay, in whole or in part at any time without premium or penalty, other than in connection with certain repricing transactions and customary breakage costs.

As of September 30, 2023 and December 31, 2022, the Borrower maintained restricted letters of credit under the CS Revolving Line of Credit for an aggregate amount of $5.7 million and $7.2 million, respectively. As of September 30, 2023 and December 31, 2022, the Borrower had $14.0 million (of its total cash of $41.3 million) and $4.4 million (of its total cash of $27.3 million), respectively, of cash held as collateral and letters of credit related to the ACO REACH program, respectively. The letters of credit and the collateral are both presented within the Company's cash, cash equivalents and restricted cash.

On January 14, 2022, the Company entered into an amendment to the Credit Suisse Credit Agreement, pursuant to which the outstanding principal amount of the CS Term Loan was replaced with an equivalent amount of new term loan having substantially similar terms, except with a lower interest rate margin applicable to the new term loan. The amendment of the Credit Suisse Credit Agreement implemented a forward-looking term rate based on the secured overnight financing rate (“SOFR”) as the replacement for LIBOR as the benchmark interest rate for borrowings under the CS Term Loan and CS Revolving Line of Credit, and certain other provisions. The new interest rate applicable to the CS Term Loan and borrowings under the CS Revolving Line of Credit was revised to 4.00%, plus the greater of SOFR and the applicable credit spread adjustment or 0.50%; provided that if the Borrower achieves a public corporate rating from S&P of at least "B" and a public rating from Moody's of at least "B2", then for as long as such ratings remained in effect, a margin of 3.75% would be applicable. The Borrower has not reached these applicable corporate ratings. This amendment represented a partial extinguishment and resulted in a write-off of deferred issuance costs of $1.4 million, which was recorded as a loss on extinguishment of debt for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, the SOFR exceeded the credit spread adjustment of 0.50%, resulting in monthly variable interest rates for the quarter. As of September 30, 2023, the effective interest rate of the CS Term Loan and the CS Revolving Line of Credit was 9.89%.

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

Pursuant to the Side-Car Credit Agreement, the 2023 Term Loan bears interest at a rate equal to: (i) on or prior to the date that is the second anniversary of the closing date, 14% per annum, payable quarterly either (at the Borrower’s election) in cash or in kind by adding such amount to the principal balance of the 2023 Term Loan (provided that pursuant to the 2023 Side-Car Amendment, the interest rate for the 2023 Term Loan was increased to 16% during the payment-in-kind period ending on February 24, 2025); and (ii) thereafter, 13% per annum, payable quarterly in cash. The Borrower has elected to satisfy interest due on the 2023 Term Loan through the second anniversary in kind. The 2023 Term Loan is scheduled to mature on November 23, 2027. The 2023 Term Loan will not amortize. The Side-Car Amendment was accounted for as a modification of debt due to the difference between the present value of the cash flows under the terms of Side-Car Amendment and the present value of the cash flows under terms of the Side-Car Agreement was less than 10% on a lender-by-lender basis. The debt issuance costs remained unamortized and the additional principal premium was capitalized and no gain or loss was recognized.

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

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

In connection with and as consideration for entering into the Side-Car Credit Agreement, on February 24, 2023, the Company granted the lenders warrants to purchase, in the aggregate, up to 3.0 million shares of the Company’s Class A common stock at an exercise price of $0.10 per share, of which 0.2 million warrants were exercised on March 8, 2023 and the remaining 0.1 million warrants were exercised on April 24, 2023. Share amounts have been restated to reflect the 1-for-100 Reverse Stock Split that the Company completed on November 3, 2023, as discussed in Note 1.

During the nine months ended September 30, 2023, the Company paid customary fees and expenses to the 2023 Term Loan Administrative Agent and the lenders in connection with the Side-Car Credit Agreement, including expenses incurred in consummating the 2023 Side-Car Amendment in August 2023.

Senior Notes

On September 30, 2021, the Company issued senior unsecured notes for a principal amount of $300.0 million (the "Senior Notes") in a private offering. The Senior Notes bear interest at 6.25% per annum, payable semi-annually on April 1st and October 1st of each year, which interest commenced on April 1, 2022. As of September 30, 2023, the effective interest rate of the Senior Notes was 6.66%. Principal on the Senior Notes is scheduled to become due in full on October 1, 2028. The Senior Notes are not subject to any amortization payments. See “Going Concern” in Note 3 and “Credit Agreements General” discussed earlier in this Note 12.

Prior to October 1, 2024, the Company may redeem some or all of the Senior Notes at a price equal to 100% of the principal amount redeemed, plus accrued and unpaid interest, plus a make-whole premium. Prior to October 1, 2024, the Company may also redeem up to 40% of the aggregate principal amount of the notes with the net cash proceeds of certain equity offerings, at a redemption price of 106.25%, plus accrued and unpaid interest. On or after October 1, 2024, the Company may

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
redeem some or all of the Senior Notes at a redemption price of 100% to 103.13%, plus accrued and unpaid interest, depending on the date that the Senior Notes are redeemed.

Future Principal Payments on Term Loans and Senior Notes

The following table sets forth the Company’s future principal payments as of September 30, 2023, assuming acceleration of principal and capitalized PIK interest related to the 2023 Term Loan into calendar year 2024 :

(in thousands)
Year ending December 31,	Amount
2023	$1,611
2024	177,725
2025	6,444
2026	6,444
2027	652,211
Thereafter	300,000
Total	$1,144,435

As of September 30, 2023 and December 31, 2022, the balance of debt issuance costs totaled $77.4 million and $18.4 million, respectively, and is being amortized into interest expense over the term of the loans using the effective interest method. Of the balance as of September 30, 2023, $76.9 million related to the CS Term Loan, the 2023 Term Loan and the indebtedness under the Senior Notes, reflected as a direct reduction to the long-term debt balances, while the remaining $0.3 million and $0.2 million related to the CS Revolving Line of Credit, and reflected in prepaid expenses and other current assets and other assets, respectively.

The Company recognized interest expense of $29.6 million (including $6.2 million of PIK interest under the 2023 Term Loan) and $79.9 million (including $13.6 million of PIK interest under the 2023 Term Loan) for the three and nine months ended September 30, 2023, respectively, compared to $16.5 million and $42.9 million for the three and nine months ended September 30, 2022, respectively. From the interest expense, approximately $2.3 million and $3.9 million were recognized related to the amortization expense for the three and nine months ended September 30, 2023, respectively, and $1.1 million and $2.7 million for the three and nine months ended September 30, 2022, respectively.

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

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
value measurement.

The fair value measurement level of the assets or liabilities within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The carrying amounts of financial instruments including cash, accounts receivable, accounts payable, accrued liabilities, due to sellers, short-term borrowings and equity investments approximate fair value due to the short maturities of such instruments. The fair value of the Company’s debt using Level 2 inputs was approximately $717.0 million and $745.9 million as of September 30, 2023 and December 31, 2022, respectively.

Share amounts below have been restated to reflect the 1-for-100 Reverse Stock Split that the Company completed on November 3, 2023, as discussed in Note 1.

Due to seller: On August 11, 2021, the Company issued 27.2 thousand shares of its Class A common stock (the
“escrowed shares”) to the escrow agent, on behalf of the seller, as part of the consideration in connection with an acquisition. The amount of shares was based on a $30.0 million purchase price divided by the average share price of the Company's Class A common stock during the 20 consecutive trading days preceding the closing date of the transaction. The shares were deposited in escrow and will be released to the seller upon the satisfaction of certain performance metrics in 2022 and 2023. The final number of escrowed shares will be calculated by multiplying the initial share amount by an earned share percentage ranging from 0% to
100% in accordance with the purchase agreement and subtracting any forfeited indemnity shares. The fair value of this contingent consideration is determined using a Monte-Carlo simulation model. These inputs are used to calculate the pay-off amount per the agreement which is then discounted to present value using the risk-free rate and the Company’s cost of debt. As of September, 30, 2023 the seller had met the performance metrics to earn a 100% payout and the liability is classified in current portion due to sellers on the consolidated balance sheet.

On December 9, 2022, the Company entered into an asset acquisition agreement (a copy of which has been included as an exhibit hereto) requiring future payments in shares of the Company's Class A common stock. The seller under such agreement included Mark Kent who became the Company’s Interim CEO in June 2023 and permanent CEO and director in August 2023. See Note 15, “Related Party Transactions.” As of September 30, 2023, $16.3 million of the liability was classified as current due to sellers in the condensed consolidated balance sheet. The liability will continue to be fair valued until paid, as it will be settled in a variable amount of shares of the Company's Class A common stock. The Company issued 97.0 thousand Class A common stock on January 31, 2023 to settle a portion of the purchase price.

Contingent consideration: On August 5, 2022, the Company entered into a purchase agreement in connection with an acquisition. The transaction was financed, in part, through the issuance of shares of the Company's Class A common stock and various contingent consideration arrangements. The contingent consideration is valued based on the future performance of two acquired payor contracts using Monte-Carlo simulations. As of September 30, 2023, after the balance sheet date, the contingency was resolved as a result of conditions present at the balance sheet date pertaining to probability of collection in the valuation model and the fair value of the asset was adjusted to $0 through change in fair value of contingent consideration.

There was a $2.8 million decrease in the fair value of the contingent consideration during the nine months ended September 30, 2023, which was recorded in change in fair value of contingent consideration in the consolidated statement of operations. This amount represents net gains that were recorded related to the acquisition which was completed on August 5, 2022, as described above. The net gains resulted from changes in the fair value and contingencies being resolved of the assets acquired.

Warrant Liabilities: As of June 3, 2021, the Closing Date of the Business Combination, and as of September 30, 2023, there were 0.2 million public warrants ("Public Warrants") and 0.1 million private placement warrants ("Private Placement Warrants") outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815, "Derivatives and Hedges," under which the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and therefore must be recorded as liabilities. Accordingly, the Company classifies the Public Warrants and the Private Placement Warrants as liabilities and adjusts them to fair value at each reporting period. This liability is subject to remeasurement at each balance sheet date until exercised, and any changes in the fair value of the warrant liabilities is recognized in the Company’s consolidated statements of operations. The Company’s valuation of the warrant liabilities utilize a binomial lattice in a risk-neutral framework (a special case of the Income Approach). The fair value of the

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Public Warrants and Private Placement Warrants utilized Level 1 and 3 inputs, respectively. The Private Placement Warrants are based on significant inputs not observable in the market as of September 30, 2023 and December 31, 2022.

As discussed in Note 12 "Debt," the Company granted the lenders to the 2023 Term Loan warrants to purchase, in the aggregate, up to 0.3 million shares of the Company’s Class A common stock at an exercise price of $0.10 per share. The warrants meet the criteria for equity classification and are presented in the warrant debt discount line in the statement of shareholders' equity. The warrants were recorded at fair value upon issuance using the closing price of shares of the Company's Class A common stock on the issuance date of February 24, 2023, less the per share exercise price $0.10. 0.2 million of these warrants were exercised in March 2023 and the remaining warrants were exercised in April 2023.

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

The following table provides quantitative information regarding the Level 3 inputs used for the fair value measurements of the warrant liabilities:

	As of
Unobservable Input	September 30, 2023	December 31, 2022
Exercise price	$1,150.00	$1,150.00
Stock price	$25.36	$137.00
Term (years)	2.7	3.4
Risk free interest rate	4.8%	4.1%
Dividend yield	None	None
Public warrant price	$5.00	$22.00

The following table sets forth by level, within the fair value hierarchy, the Company’s liabilities measured at fair value on a recurring basis as of September 30, 2023:

(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities and assets measured at fair value on a recurring basis:
Due to sellers liabilities	16,022	16,022	—	—
Public Warrant Liabilities	1,150	1,150	—	—
Private Placement Warrant Liabilities	527	—	—	527
Total liabilities and assets measured at fair value	$17,699	$17,172	$—	$527

There was a decrease of $3.7 million in the fair value of the Public Warrant Liabilities during the nine months ended September 30, 2023, and a decrease of $1.7 million in the fair value of the Private Placement Warrant Liabilities during the nine months ended September 30, 2023. The change in fair value of the warrant liabilities is reflected in our condensed consolidated statements of operations under the caption change in fair value of warrant liabilities.

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

The following table includes a roll forward of the amounts for the three and nine months ended September 30, 2023 and 2022 and for liabilities measured at fair value:

	Fair Value Measurements for the Three Months Ended September 30,
(in thousands)	2023	2022
Balance as of July 1,	$39,064	$50,805
Change in fair value of contingent consideration	13,100	900
Contingent consideration recognized due to acquisitions	—	(4,100)
Change in fair value of warrants	(5,365)	65,720
Contingent consideration write off	—	(197)
Change in fair value of due to sellers	900	—
Due to seller reclassification	(30,000)	$—
Balance as of September 30,	$17,699	$113,128

	Fair Value Measurements for the Nine Months Ended September 30,
(in thousands)	2023	2022
Balance as of January 1,	$67,113	$118,567
Change in fair value of contingent consideration	(2,800)	(9,525)
Contingent consideration recognized due to acquisitions	—	(4,100)
Change in fair value of warrants	(5,696)	8,383
Contingent consideration write off	—	(197)
Change in fair value of due to sellers	4,361	—
Due to seller payments and other	(15,279)	—
Due to seller reclassification	(30,000)	$—
Balance as of September 30,	$17,699	$113,128

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.     VARIABLE INTEREST ENTITIES

The Physicians Groups were established to employ healthcare providers to contract with managed care payors, and to deliver healthcare services to patients in the markets that the Company served. The Company evaluated whether it has a variable interest in the Physicians Groups, whether the Physicians Groups are VIEs, and whether the Company has a controlling financial interest in the Physicians Groups. The Company concluded that it has variable interests in the Physicians Groups on the basis of each respective Master Service Agreement (“MSA”), which provides office space, consulting services, managerial and administrative services, billing and collection, personnel services, financial management, licensing, permitting, credentialing, and claims processing in exchange for a service fee and performance bonuses payable to the Company. Each respective MSA transfers substantially all the residual risks and rewards of ownership to the Company. The Physicians Groups’ equity at risk, as defined by GAAP, is insufficient to finance its activities without additional support, and therefore, the Physicians Groups are considered VIEs, and are not affiliates of the Company.

In order to determine whether the Company has a controlling financial interest in the Physicians Groups, and thus, whether the Company is the primary beneficiary, the Company considered whether it has (i) the power to direct the activities that most significantly impact the Physicians Groups’ economic performance and (ii) the obligation to absorb losses of the entities that could potentially be significant to it or the right to receive benefits from the Physicians Groups that could potentially be significant to it. The Company concluded that it may unilaterally remove the physician owners of the Physicians Groups at its discretion and is therefore considered to hold substantive kick-out rights over the decision maker of the Physicians Groups. Under each MSA, the Company is entitled to a management fee and a performance bonus that entitle the Company to substantially all of the residual returns or losses and is exposed to economics that could be significant to it. As a result, the Company concluded that it is the primary beneficiary of the Physicians Groups and, therefore, consolidates the balance sheets, results of operations and cash flows of these entities. The Company performs a qualitative assessment on an ongoing basis to determine if it continues to be the primary beneficiary.

The table below illustrates the aggregated VIE assets and liabilities and performance for the Physicians Groups:

(in thousands)	September 30, 2023	December 31, 2022
Total Assets[1]	$7,492	$16,247
Total Liabilities[1]	$6,361	$19,445

1 Amounts exclude specific assets and liabilities from the Company used to support the operations of the VIE's which were approximately $58.6 million and $99.2 million in Total Assets and $72.9 million and $156.8 million in Total Liabilities as of September 30, 2023 and December 31, 2022, respectively.

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Total revenue	$23,770	$17,784	$72,800	$56,856
Operating expenses:[2]
Third-party medical costs	18,593	10,372	55,593	35,795
Direct patient expense	6,046	6,483	20,814	19,913
Total operating expenses	24,639	16,855	76,407	55,708
Net income	$(869)	$929	$(3,607)	$1,148

There are no restrictions on the Physicians Groups' assets or on the settlement of their liabilities. The assets of the Physicians Groups can be used to settle the Company's obligations. The Physicians Groups are included in the Company’s creditor group; thus, the Company's creditors have recourse to the assets owned by the Physicians Groups. There are no liabilities for which creditors of the Physicians Groups do not have recourse to the Company's general credit. There are no restrictions placed on the Physicians Groups' retained earnings or net income with respect to potential future distributions.
2 Amounts exclude selling, general and administrative expenses from the Company spent to support the operations of the VIE's which were approximately $8.5 million and $34.8 million for the three and nine months ended September 30, 2023, respectively and $6.1 million and $26.8 million for the three and nine months ended September 30, 2022, respectively. Additionally, amounts exclude depreciation and amortization expenses incurred by the Company to support the VIEs' operations which were approximately $1.7 million and $5.5 million for the three and nine months ended September 30, 2023, respectively, and $1.7 million and $3.6 million for the three and nine months ended September 30, 2022, respectively.

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15.    RELATED PARTY TRANSACTIONS

Share amounts below have been restated to reflect the 1-for-100 reverse stock split that the Company completed on November 3, 2023, as discussed in Note 1.

Significant Shareholder Relationship

On March 8, 2023, the Company issued an aggregate of 0.2 million shares of Class A common stock to funds affiliated with Diameter Capital Partners LP (collectively, “Diameter”) and on April 24, 2023 the Company issued an additional 0.1 million shares of Class A common stock to Rubicon Credit Holdings LLC ("Rubicon") upon the exercise of the warrants that were issued in connection with the consummation of the 2023 Term Loan to Diameter and Rubicon pursuant to the Warrant Agreement, dated as of February 24, 2023 and amended on August 10, 2023, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent and transfer agent. See Note 12, “Debt,” for important information on the 2023 Term Loan, which bears interest at a rate equal to (i) on or prior to August 10, 2023, 14% per annum, payable quarterly either (at the Company’s election) in cash or in kind by adding such amount to the principal balance of the term loan and (ii) on or prior to February 24, 2025 but after August 10, 2023, 16% per annum, payable quarterly either (at the Company's election) in cash or in kind by adding such amount to the principal balance of the term loan; (iii) thereafter, 13% per annum, payable quarterly in cash. During the three and nine months ended September 30, 2023, the Company incurred $6.2 million and $13.6 million of PIK interest expense, respectively, which was compounded into the principal, and paid $9.3 million in cash for debt issuance costs.

MedCloud Depot, LLC Relationship

On August 1, 2022, the Company appointed Bob Camerlinck as Chief Operating Officer (the "COO"). The COO owns 20% of MedCloud Depot, LLC ("MedCloud"), a Florida-based software development firm that specializes in health information technology and data warehousing. The Company has a license agreement with MedCloud pursuant to which MedCloud has granted the Company a non-exclusive, non-transferable license to use their software. The Company recorded payments to MedCloud that amounted to $1.3 million and $3.3 million for the three and nine months ended September 30, 2023, respectively, and recorded $0.6 million and $1.8 million of payments for three and nine months ended September 30, 2022, respectively, which were recorded within the caption selling, general and administrative expenses in the condensed consolidated financial statements. As of September 30, 2023, the Company owed $0.3 million to MedCloud.

Dental Excellence and Onsite Dental Relationships

On April 14, 2022, CD Support, LLC ("Onsite Dental") acquired Dental Excellence Partners, LLC ("DEP"), a company who at the time of the acquisition was owned by the spouse of Dr. Marlow Hernandez, the Company's former Chief Executive Officer and a former member of the Company’s Board of Directors ("Dr. Hernandez"), and Onsite Dental entered into a dental services agreement with the Company. Dr. Hernandez’ spouse became a minority shareholder of Onsite Dental upon closing of the acquisition and she serves as a Board observer at Onsite Dental's board meetings. Dr. Hernandez’ brother and mother are employed as dentists at Onsite Dental. As previously disclosed, Dr. Hernandez ceased service as the Company’s Chief Executive Officer in June 2023 and ceased service as a member of the Board of Directors in August 2023.

The Company has various sublease agreements with Onsite Dental. For such space, the Company recognized sublease income of approximately $0.2 million and $0.6 million during the three and nine months ended September 30, 2023, respectively, and $0.2 million and $0.7 million during the three and nine months ended September 30, 2022, respectively, which was recorded within the caption "Other Income (Expense)" in the accompanying condensed consolidated statements of operations. As of September 30, 2023, an immaterial amount was due to the Company in relation to these agreements and recorded in the caption accounts receivable.

On October 9, 2020, the Company entered into a dental services agreement with DEP pursuant to which DEP agreed to provide dental services for managed care members of the Company. The Company recognized expenses of an immaterial amount and $1.5 million during the three and nine months ended September 30, 2022, respectively, which was recorded within the caption "Direct Patient Expense". As of September 30, 2023, no balance was due to DEP. Subsequent to Onsite Dental acquiring DEP on April 14, 2022, the Company entered into a new dental services administration agreement with CD Support, LLC, a

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
wholly owned subsidiary of Onsite Dental, to provide dental services for the Company's managed care members and terminated the prior contract with DEP. The Company paid in respect of the dental services provided to Cano Health's members by Onsite Dental in the amount of approximately $0.0 million and $6.4 million for the three and nine months ended September 30, 2023, respectively, $2.0 million and $5.0 million for the three and nine months ended September 30, 2022. As of September 30, 2023, the Company was billed $5.6 million by Onsite Dental.

On August 4, 2023, CD Support filed a complaint against the Company in Miami-Dade Circuit Court, styled as CD Support, LLC v. Cano Health, LLC, claiming, among other things, that it was due certain disputed amounts and on August 9, 2023, CD Support provided the Company with notice that it was terminating the dental services administration agreement effective November 22, 2023. The Company disputes that it owes any amount to Onsite Dental and CD Support and believes that it has meritorious defenses to such action and intends to vigorously defend against the claimant’s allegations. Management believes that the resolution of this matter will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Operating Leases

The Company indirectly leased a medical space from the Company's COO. The Company paid approximately $0.1 million and $0.4 million for the three and nine months ended September 30, 2023 to Humana, a managed care organization with whom the Company has entered into multi-year agreements, and in turn, Humana paid the Company's COO $0.1 million and $0.3 million for the three and nine months ended September 30, 2023, respectively. In addition, the Company paid $0.1 million and $0.4 million to Humana and Humana paid the Company's COO $0.1 million and $0.3 million for the three and nine months ended September 30, 2022, respectively. The Company's COO leased several other properties directly to the Company and was paid $0.1 million and $0.2 million for the three and nine months ended September 30, 2023 and $0.1 million and $0.2 million for the three and nine months ended September 30, 2022, respectively.

General Contractor Agreements

The Company has entered into various general contractor agreements with Cano Builders, USA, Inc. ("Cano Builders"), a company that is controlled by Jose Hernandez, the father of Dr. Hernandez, pursuant to which Cano Builders performs leasehold improvements at various Company locations, as well as performing various repairs and related maintenance. Payments made to Cano Builders pursuant to these general contractor agreements, as well as amounts paid for repairs and maintenance, totaled approximately $0.2 million and $1.0 million for the three and nine months ended September 30, 2023, respectively, and $2.6 million and $6.2 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, the Company did not have any outstanding liabilities payable to Cano Builders.

Total Health Acquisition

As such transaction was previously disclosed in (i) the Company’s 2022 Form 10-K; (ii) its Form S-3 filed with the SEC on March 15, 2023 (the “Form S-3”); (iii) its Q1 2023 Form 10-Q; and (iv) its Q2 2023 Form 10-Q and together with the 2022 Form 10-K, Form S-3 and Q1 2023 Form 10-Q, the “Prior SEC Filings”), pursuant to the terms of a certain Asset Purchase Agreement, dated December 9, 2022 (the “Total Health Purchase Agreement”), by and among Your Partners in Health, LLC, Your Partners in Health I, LLC, Care Management Resources, LLC, Care Management Resources I, LLC ProCare Medical Management, LLC, Total Health Medical Centers, LLC (collectively, the "Total Health Sellers”), Mark Kent, as the owner of the Total Health Sellers and who was appointed as the Company’s Interim CEO in June 2023 and permanent CEO and a member of the Board of Directors in August 2023, and Cano Health, LLC, Cano Health, Inc., as purchasers, the Company acquired certain assets from the Total Health Sellers (the “Total Health Acquisition”) for a purchase price of $32.5 million (the “Total Health Consideration”), which was paid in part in shares of Class A common stock on January 31, 2023 (the “First Payment Date”), a portion in cash on April 1, 2023 and with additional deferred payments as described below.

The initial equity payment was made subject to certain adjustments, including, without limitation, those based on changes in the per share price of the Company’s Class A common stock between the First Payment Date and the first anniversary of the First Payment Date (which is the date on which the second portion of the equity-based purchase price becomes due and payable, depending on the relative per share price of the Company’s Class A common stock on such date, as compared to the Initial Per Share Price (as defined below). Pursuant to the terms of the Total Health Purchase Agreement, the Total Health

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Consideration was payable in cash or shares of the Company’s Class A common stock, at the Company’s election upon the first such installment, so long as at least $1,335,000 was paid in cash (which minimum cash payment the Company paid to the Total Health Sellers on April 1, 2023, and with the portion of the Total Health Consideration paid in shares of Class A common stock to the Total Health Sellers on the First Payment Date and the remaining amount payable in shares of Class A common stock on the first anniversary of the First Payment Date in January 2024, collectively, the “Total Health Equity Consideration”). In addition, within 90 days of January 31, 2024, the Total Health Sellers could receive from the Company an additional $14 million in cash, depending upon certain revenue performance of the businesses sold to the Company in the Total Health Acquisition, in each case so long as Mr. Kent remains an employee of the Company in good standing, subject to certain exceptions and certain other conditions. As previously disclosed in the Company’s Prior SEC Filings, on the First Payment Date, the Company issued 96.7 thousand shares of Class A common stock (the “Initial Issuance”) to the Total Health Sellers as partial consideration for the Total Health Acquisition, which amount was calculated on the basis of $141.00 per share, representing the trailing 5-day volume weighted average share price of the Company’s Class A common stock as of the close of business on January 20, 2023 (the “Initial Per Share Price”). The Initial Issuance represented 44% of the value of the Total Health Equity Consideration, determined on the basis of the Initial Per Share Price. If, on January 31, 2024, the trailing 5-day volume weighted average share price of the Common Stock as of the close of business on January 20, 2024 (the “Anniversary Per Share Price”) is less than the Initial Per Share Price, then for 30% of the total shares payable to the Total Health Sellers still held by the Total Health Sellers at such time (the “Retained Shares”), the Company will issue an additional number of shares equal to the sum of (1) (a) the total number of Retained Shares multiplied by the Initial Per Share Price, divided by (b) the Anniversary Per Share Price, minus (2) the number of Retained Shares (such shares, the “Gross-Up Shares”). Pursuant to the terms of the Total Health Purchase Agreement, assuming the Anniversary Per Share Price remains less than the Initial Per Share Price, on or before January 31, 2024 the Company is obligated to issue to the Total Health Sellers a number of shares of Class A common stock as would be needed to pay the remaining 56% of the Total Health Equity Consideration owed to the Total Health Sellers, as well as the Gross-Up Shares. Additionally, if the Company’s Class A common stock is no longer listed on the NYSE on January 31, 2024, then the Total Health Sellers shall receive the value of any remaining Total Health Consideration in cash as provided in the Total Health Purchase Agreement.

The terms and conditions of Mr. Kent’s employment agreement, including, without limitation, his incentive compensation arrangements, are disclosed in the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2023. In addition to such arrangements, on April 5, 2023, the Company and Mr. Kent entered into an amendment to his employment agreement that reflected his earlier promotion to serve as the Company’s Chief Strategy Officer (prior to his being appointed as the Company's interim CEO in June 2023 and permanent CEO in August 2023) and reflecting his eligibility for an annual equity award with a target value of $550,000, a portion of which vests ratably over a 3-year period after the grant date and a portion of which is dependent upon the Company’s achievement of certain performance targets over such 3-year period, subject to Mr. Kent remaining employed on each such vesting date. A copy of such amendment is attached hereto as an exhibit.

Other

Dr. Hernandez' sister-in-law is employed at the Company as its director of payroll and her annualized cash compensation is approximately $135,000.

16.    STOCK-BASED COMPENSATION

Share amounts below have been restated to reflect the 1-for-100 Reverse Stock Split that the Company completed on November 3, 2023, as discussed in Note 1.

2021 Stock Option and Incentive Plan

The Company maintains the 2021 Stock Option and Incentive Plan (as amended, the “Stock Plan”) and the 2021 Employee Stock Purchase Plan (as amended, the “ESPP”) to encourage and enable the current and future officers, employees, directors, and consultants of the Company and its affiliates to obtain ownership in the Company and align their interests with those of the Company. The aggregate number of shares authorized for issuance under the Stock Plan will not exceed 0.5 million shares of stock. The aggregate number of shares authorized for issuance under the ESPP will not exceed 47.0 thousand. On January 1 of each year through January 1, 2031 the number of shares of Class A common stock reserved and available for issuance under the ESPP shall be cumulatively increased by the lesser of (i) 0.2 million shares of Class A common stock, (ii)

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.0% of the number of shares of Class A common stock issued and outstanding on the immediately preceding December 31st, or (iii) such lesser number of shares as determined by the Compensation Committee, which is the plan administrator.

The Stock Plan provides for the grant of incentive and nonqualified stock option, restricted stock units (“RSUs”), restricted share awards, stock appreciation awards, unrestricted stock awards, and cash-based awards to the Company's employees, directors and consultants.

Stock Options

On June 3, 2021, in connection with closing the Business Combination, the Company granted 0.1 million stock options with market conditions (“Market Condition Awards”) to several of the Company's executive officers and directors. The Market Condition Awards are eligible to vest when the Company’s stock price meets specified hurdle prices and stays above those prices for 20 consecutive days after June 3, 2021 and before June 3, 2024 (i.e., the period from grant to the end date of the performance period). Once the market condition is satisfied, the applicable percentage of the Market Condition Awards will vest 50% on each of the first and second anniversaries, subject to the optionee remaining employed. The unrecognized compensation cost of the Market Condition Awards as of September 30, 2023 was $4.3 million, which is expected to be recognized over the weighted average remaining service period of 0.9 years.

Further, on March 15, 2022, March 31, 2023 and April 11, 2023, in connection with achieving certain performance metrics, the Company granted a total of 23.0 thousand stock options with service conditions ("Service Condition Awards") to several of the Company's executive officers. The Service Condition Awards vest over 4 years, with 25% of the shares underlying the award vesting at the end of each successive 1-year period thereafter, subject to the optionee remaining employed. The unrecognized compensation cost of the Service Condition Awards as of September 30, 2023 was $0.9 million, which is expected to be recognized over the weighted average remaining service period of 1.8 years.

Stock Option Valuation

The Company uses two valuation methods to determine the fair value of the stock options granted under the Stock Plan. The Monte-Carlo simulation model is used to estimate the fair value of the Market Condition Awards. The Monte-Carlo simulation model calculates multiple potential outcomes for an award and establishes a fair value based on the most likely outcome. The fair values were calculated using the Monte-Carlo model with the following assumptions as of the June 3, 2021 grant date:

As of June 3, 2021

Closing Cano Health share price as of valuation date	$1,475.00
Risk-free interest rate	1.68% - 2.01%
Expected volatility	45.0%
Expected dividend yield	0.0%
Expected cost of equity	9.0%

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

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of March 15, 2022

Strike price	$603.00
Risk-free interest rate	2.1%
Expected volatility	70.0%
Expected dividend yield	0.0%
Expected term	6.25

As of March 31, 2023

Strike price	$91.00
Risk-free interest rate	3.5%
Expected volatility	100.0%
Expected dividend yield	0.0%
Expected term	6.25

As of April 11, 2023

Strike price	$150.00
Risk-free interest rate	3.5%
Expected volatility	100.0%
Expected dividend yield	0.0%
Expected term	6.25

A summary of the status of unvested options granted under the Stock Plan through September 30, 2023 is presented below (all share amounts have been restated to reflect the 1-for-100 Reverse Stock Split that the Company completed on November 3, 2023, as discussed in Note 1):

	Market-Based Stock Options		Service-Based Stock Options
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2021	127,037	$423	—	—
Granted	—	—	4,351	$388
Forfeitures	(19,299)	423	(289)	388
Balance, September 30, 2022	107,738	$423	4,062	$388

Balance, December 31, 2022	106,350	$423	4,057	$388
Granted	—	—	18,646	84
Forfeitures	(34,164)	402	(6,543)	126
Balance, September 30, 2023	72,186	$433	16,160	$143

Restricted Stock Units

On May 31, 2023, the Company granted certain executives 49.0 thousand performance-based RSU's ("PRSU's") that allow the executives to earn 50% to 150% of their target award, subject to achieving a performance condition based on the Company's 3-year cumulative Adjusted EBITDA for the performance period starting on January 1, 2023 and ending on December 31, 2025. The fair value of the PRSU's was computed using the closing price of the Company's Class A common stock

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
on May 31, 2023. As of September 30, 2023, while the performance condition has not been earned, the Company is recording expense at 100% of the overall target awards and will adjust the expense based on the Company's performance going forward.

The fair value of the RSUs is based on the closing price of the Company’s Class A common stock on the grant date. The unrecognized compensation cost of the outstanding RSUs as of September 30, 2023 was $29.4 million for service based awards and $2.9 million for PRSUs. The RSUs and PRSUs are expected to be recognized over the weighted average remaining service period of 1.5 years and 1.5 years, respectively. A majority of the RSUs vest in equal annual installments over a period of 4 years from the grant date. Certain of the Company's executives received RSUs which vest in equal annual installments over a 2-year period. Further, RSUs granted to non-employee members of the Board of Directors vest over the lesser of one year or upon the next annual stockholders' meeting.

A summary of the status of unvested RSUs granted under the Stock Plan through September 30, 2023 is presented below (all share amounts have been restated to reflect the 1-for-100 Reverse Stock Split that the Company completed on November 3, 2023, as discussed in Note 1):

	Restricted Stock Units		Performance - Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2021	44,608	$1,443	7,068	$1,273
Granted	117,938	540	—	—
Vested	(25,174)	975	(1,767)	1,337
Forfeitures	(17,715)	797	—	—
Balance, September 30, 2022	119,657	$747	5,301	$1,252

Balance, December 31, 2022	106,726	$764	2,805	$1,336
Granted	127,201	132	54,052	136
Vested	(37,588)	643	(3,078)	501
Forfeitures	(51,321)	538	(15,659)	279
Balance, September 30, 2023	145,018	$321	38,120	$137

The Company recorded a compensation gain related to stock options and RSUs of $4.2 million for the three months ended September 30, 2023 due to significant forfeitures during the quarter and compensation expense of $6.4 million for the nine months ended September 30, 2023, and $10.7 million and $41.3 million for the three and nine months ended September 30, 2022, respectively. The Company recorded compensation expense related to the ESPP of $0.2 million and $0.9 million for the three and nine months ended September 30, 2023, respectively, and $0.4 million and $1.4 million for the three and nine months ended September 30, 2022, respectively.

On June 16, 2023, Dr. Marlow Hernandez, the Company’s former CEO, resigned from such position (while remaining a member of the Company’s Board of Directors, which service ceased in August 2023), in connection with which the Company and Dr. Hernandez entered into a previously disclosed Letter Agreement dated June 18, 2023, which resulted in the modification of Dr. Hernandez’ previously issued equity grants. The modifications resulted in the Company allowing continued vesting of his unvested stock-based compensation awards after cessation of his employment with the Company. This resulted in reversal of previously recognized compensation cost of $12.7 million and the issuance of the modified award resulted in recognition of $5.9 million in additional compensation cost.

The total stock-based compensation expense related to all the stock-based awards granted by the Company is reported in the Company's condensed consolidated statement of operations as compensation expense within the selling, general and administrative expense caption.

17.    COMMITMENTS AND CONTINGENCIES

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Vendor Agreements

The Company, through its subsidiaries Comfort Pharmacy, LLC, Comfort Pharmacy 2, LLC, and Belen Pharmacy Group, LLC, entered into a multi-year Prime Vendor Agreement ("PVA") with a pharmaceutical wholesaler, effective November 1, 2020, that continued through October 31, 2023. The pharmaceutical wholesaler serves as the Company’s primary wholesale supplier for branded and generic pharmaceuticals. The agreement contains a provision that requires average monthly net purchases of $0.8 million, and if the minimum is not met, the vendor may adjust the pricing of goods. A Joinder Agreement was entered into on December 1, 2020, which amended the PVA to include IFB Pharmacy, LLC, a fully consolidated subsidiary, under the agreement as of this date.

On November 1, 2023, the Company through its subsidiaries University Health Care Pharmacy LLC, Comfort Pharmacy 2, LLC, IFB Pharmacy LLC, and Cano Pharmacy LLC, entered into a new multi-year agreement with the same pharmaceutical wholesaler effective November 1, 2023 that continues through November 25, 2025. This agreement extends on a month-to-month basis thereafter until either party gives 90 days' written notice to terminate. The pharmaceutical wholesaler will continue to serve as the Company’s primary wholesale supplier for branded and generic pharmaceuticals. The agreement contains a provision that requires average monthly net purchases of $2.0 million, and if the minimum is not met, the vendor may adjust the pricing of goods.

As a result of our acquisition of University Health Care and its affiliates (“University”) in June 2021, the Company assumed the vendor agreement in 2021 that University, through its subsidiary University Health Care Pharmacy, Inc., had with a second pharmaceutical vendor. The agreement, effective through December 2023, contains a provision that requires average monthly net purchases of $0.6 million, and if the minimum is not met, the vendor may adjust the pricing of goods. This agreement was terminated on October 31, 2023.

Management believes it has satisfied the minimum requirements of these agreements for the nine months ended September 30, 2023 and 2022.

Legal Matters

On March 18, 2022, a purported stockholder of the Company filed a putative class action lawsuit in the U.S. District Court for the Southern District of Florida against the Company and certain of its former officers, captioned Alberto Gonzalez v. Cano Health, Inc. f/k/a Jaws Acquisition Corp., et al. (No. 1:22-cv-20827). An amended complaint was filed on February 21, 2023. Defendants moved to dismiss the amended complaint on April 7, 2023. The lawsuit alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 against all defendants in connection with allegedly false and misleading statements made by the Company regarding compliance with GAAP and the timing of its revenue recognition from Medicare Advantage contracts in 2021. The lawsuit seeks, among other things, certification of a class action and unspecified compensatory damages for purchasers of the Company’s common stock between May 7, 2021 and February 25, 2022, as well as attorneys’ fees and costs. On October 25, 2023, Plaintiff filed a motion for leave to amend the complaint, which amendment would extend the putative class period to end on August 10, 2023. Defendants filed an opposition to Plaintiff’s motion for leave to amend on November 8, 2023. The Company believes it has meritorious defenses and intends to vigorously defend against the allegations.

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

The Company is exposed to various other asserted and unasserted potential claims encountered in the normal course of business, such as the action discussed in Note 15, CD Support, LLC v. Cano Health, LLC. Management believes that the

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

18.     INCOME TAXES

The Company generated a $0.1 million and $2.0 million tax benefit for the three and nine months ended September 30, 2023, resulting in an effective tax rate of 0.03% and 0.2%, respectively, as compared to an effective tax rate of (0.5)% and 0.6% for the three and nine months ended September 30, 2022. The effective tax rate for the periods presented differs from the statutory U.S. tax rate primarily as a result of the income allocated to non-controlling interests and the valuation allowance recorded against the Company’s deferred tax assets. The Company evaluates the realizability of its deferred tax assets on a quarterly basis and adjusts the valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax assets may not be realized.

The Company does not have any uncertain tax positions ("UTPs") as of September 30, 2023. While the Company currently does not have any UTPs, it is foreseeable that the calculation of the Company’s tax liabilities may involve dealing with uncertainties in the application of complex tax laws and regulations in multiple jurisdictions across the Company’s operations.

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

Tax Receivable Agreement

Upon the completion of the Business Combination, Cano Health became a party to the Tax Receivable Agreement ("TRA"). Under the terms of that agreement, Cano Health generally is required to pay to the Seller and to each other person from time to time that becomes a “TRA Party” under the Tax Receivable Agreement, 85% of the tax savings, if any, that Cano Health is deemed to realize in certain circumstances as a result of certain tax attributes that exist following the Business Combination and that are created thereafter, including as a result of payments made under the Tax Receivable Agreement. To the extent payments are made pursuant to the Tax Receivable Agreement, Cano Health generally is required to pay to the Sponsor and to each other person from time to time that becomes a “Sponsor Party” under the Tax Receivable Agreement such Sponsor Party’s proportionate share of an amount equal to such payments multiplied by a fraction with the numerator of 0.15 and the denominator of 0.85. As a result of the payments to the TRA Party and Sponsor Party we generally are required to pay an amount equal to, but not in excess of the tax benefit realized from the tax attributes subject to the Tax Receivable Agreement. The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired unless Cano Health exercises its right to terminate the Tax Receivable Agreement for an amount representing the present value of anticipated future tax benefits under the Tax Receivable Agreement or certain other acceleration events occur. The Tax Receivable Agreement liability is determined and recorded under ASC 450, “Contingencies”, as a contingent liability; therefore, we are required to evaluate whether the liability is both probable and the amount can be estimated. Since the Tax Receivable Agreement liability is payable upon cash tax savings and we have determined that positive future taxable income is not probable based on Cano Health's historical loss position and other factors that make it difficult to rely on forecasts, we have not recorded the Tax Receivable Agreement liability as of September 30, 2023. We will continue to evaluate this on a quarterly basis which may result in future adjustments to the treatment.

19.     NET INCOME (LOSS) PER SHARE

The following table sets forth the net income (loss) and the computation of basic and diluted per common stock for the periods indicated:

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except shares and per share data)	2023	2022	2023	2022
Numerator:
Net income (loss)	$(491,697)	$(112,011)	$(823,027)	$(126,660)
Less: net income (loss) attributable to non-controlling interests	(231,210)	(57,783)	(393,637)	(67,759)
Net income (loss) attributable to Class A common stockholders	(260,487)	(54,228)	(429,390)	(58,901)
Net income (loss) attributable to Class A common stockholders - Diluted	$(260,487)	$(54,228)	$(429,390)	$(58,901)
Basic and Diluted Earnings Per Share denominator:
Weighted average common stock outstanding - basic	2,835,250	2,323,142	2,661,495	2,114,090
Net income (loss) per share - basic	$(91.87)	$(23.34)	$(161.33)	$(27.86)
Diluted Earnings Per Share:
Weighted average common stock outstanding - diluted	2,835,250	2,323,142	2,661,495	2,114,090
Net income (loss) per share - diluted	$(91.87)	$(23.34)	$(161.33)	$(27.86)

The outstanding Company’s Class B common stock does not represent economic interests in the Company, and as such, is not included in the denominator of the basic net loss per share calculation.

On August 11, 2021, the Company issued 27.2 thousand shares of Class A common stock (the “escrowed shares”) to the escrow agent, on behalf of the seller, as part of the consideration in connection with an acquisition. The amount of shares was based on a $30.0 million purchase price divided by the average share price of the Company's Class A common stock during the 20 consecutive trading days preceding the transaction's closing date. The dilutive effects of these shares were excluded from the diluted earnings per share calculation for the nine months ended September 30, 2023 because they were anti-dilutive.

The table below presents the Company’s potentially dilutive securities:

As of September 30, 2023
Class B common stock	2,521,836
Public Warrants	229,999
Private Placement Warrants	105,333
Restricted Stock Units	183,138
Stock Options	88,345
Contingent Shares Issued in Connection with Acquisitions	27,210
ESPP Shares	18,766
Potential Common Stock Equivalents	3,174,627

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

CANO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

21.    SUBSEQUENT EVENTS

On November 3, 2023, the Company completed the Reverse Stock Split discussed in Note 1, “Nature of Business and Operations – Reverse Stock Split.” The par value per share of each share of Class A and Class B common stock was proportionately multiplied by 100, and the number and exercise price of all Public Warrants, PCIH Common Units, stock options, restricted stock awards and restricted stock unit awards were each proportionately adjusted by the 1-for-100 ratio used to complete the Reverse Stock Split.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or the context otherwise requires, references in this section to the "Company," "Cano Health,” “we,” “us,” “our,” and other similar terms refer, for periods prior to the completion of the Business Combination, to PCIH and its subsidiaries, and for periods upon or after the completion of the Business Combination, to the consolidated operations of Cano Health, Inc. and its subsidiaries, including PCIH and its subsidiaries. The following discussion and analysis is intended to help the reader understand our business, results of operations, financial condition, liquidity and capital resources. This discussion should be read in conjunction with Cano Health's unaudited condensed consolidated financial statements and related notes presented here in Part I, Item 1 included elsewhere in this Quarterly Report on Form 10-Q (the "Q3 2023 Form 10-Q"), as well as the audited financial statements and the accompanying notes, as well as the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Cano Health” included in our Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission (the "SEC") on March 15, 2023, as amended (the "2022 Form 10-K"), as such risk factors have been supplemented by Part II, Item 1A, “Risk Factors,” included in the Company’s Quarterly Reports on Form 10-Q filed with the SEC on May 9, 2023 and August 10, 2023 (respectively, the “Q1 2023 Form 10-Q" and "Q2 2023 Form 10-Q").

The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-Q, particularly in the sections entitled "Forward-Looking Statements," as well as Part I, Item 1A, “Risk Factors” in our 2022 Form 10-K, as supplemented by Part II, Item 1A, “Risk Factors,” included in the Company’s Q1 2023 Form 10-Q and Q2 2023 Form 10-Q.

Executive Overview

During the nine months ended September 30, 2023, our operating results have performed below historical levels, with the majority of the decline arising from a 8.8% decrease in capitated revenue per member per month compared to the nine months ended September 30, 2022 and a 5.7% increase in third party medical costs per member per month for the nine months ended September 30, 2022.

In June 2023, we decided to shift the Company's strategic direction, which primarily includes the following measures:

•Focusing our membership base towards Medicare Advantage and ACO Reach and improving patient engagement;
•Selling certain assets and operations and exiting certain markets; we completed exiting our California, New Mexico and Illinois markets prior to this filing;
•Exiting our Puerto Rico operations by the beginning of 2024;
•Conducting a strategic review of the Company's Medicaid business in Florida, pharmacy assets and other specialty practices;
•Consolidating underperforming owned medical centers and terminating underperforming affiliate partnerships;
•Lowering third party medical costs through negotiations with payors, including restructuring contractual arrangements with payors and specialty network;
•Reducing operating expenses, including reduction of permanent staff;

•Significantly reducing all other non-essential spending;
•Delaying renovations and other capital projects; and
•Evaluating the performance our affiliate provider relationships.

As previously-disclosed, as part of the Company’s effort to generate additional liquidity, on September 25, 2023, the Company sold to Primary Care Holdings II, LLC (“CenterWell”), a wholly owned subsidiary of Humana Inc. ("Humana"), substantially all of the assets associated with the operation of Cano Health’s senior-focused primary care centers in Texas and Nevada (the “Sale Transaction”) for a total transaction value to the Company of a total transaction value to the Company of approximately $66.7 million, consisting of approximately $35.4 million in cash paid at closing (of which approximately $1.9 million was withheld for satisfaction of potential indemnification claims), plus the release of certain liabilities owed by Cano Health or its affiliates primarily for centers built under commercial agreements entered into with affiliates of Humana. The net cash proceeds from the Sale Transaction enabled the Company to repay a portion of its outstanding commitment under its revolving credit facility, for which Credit Suisse AG, Cayman Islands Branch is the administrative agent, such that the financial maintenance covenant of this facility was not applicable for the testing period ending September 30, 2023.

Consistent with the terms and conditions of the 2023 Side-Car Amendment, discussed below, the Company has formally launched, announced and continues to pursue a comprehensive process to identify and evaluate interest in a sale of the Company, or all or substantially all of its assets, including having engaged advisors to assist in the process. While these efforts have yet to yield a sale transaction, the Company’s process remains ongoing. There is no assurance that this process will result in any transaction.

We believe that these strategic and operational steps are critical to our efforts to improve our financial performance, including improved profitability, liquidity, cash flow and net cash, as well as generating greater efficiency and improving health outcomes for our members.

Reverse Stock Split

As previously-disclosed in the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2023, the Company effected the previously-announced 1-for-100 reverse stock split of the Company’s Class A and Class B common stock (the “Reverse Stock Split”) pursuant to which each 100 shares of the Company’s Class A and Class B common stock issued and outstanding immediately prior to filing the Certificate of Amendment to the Company’s Certificate of Incorporation on November 2, 2023 were automatically combined into one share of Class A Common Stock and Class B Common Stock, respectively, subject to the elimination of fractional shares. All references to outstanding share and per share amounts for all periods presented have been adjusted to give effect to the Reverse Stock Split. The par value per share of each share of Class A and Class B common stock was proportionately multiplied by 100, and the number and exercise price of all Public Warrants, PCIH Common Units, stock options, restricted stock awards and restricted stock unit awards were each proportionately adjusted by the ratio used to complete the Reverse Stock Split.

In connection with consummating the Reverse Stock Split, the total number of Class A common stock and Class B common stock authorized for issuance under the Company’s amended Certificate of Incorporation was reduced from 6,000,000,000 to 60,000,000 shares of its Class A common stock and from 1,000,000,000 to 10,000,000 shares of its Class B common stock, each with an adjusted par value of $0.01 per share. The Reverse Stock Split did not change the number of shares of the Company’s authorized preferred stock, which will remain at 10,000,000 shares. The Reverse Stock Split reduced the Company’s issued and outstanding shares of common stock from approximately 288,760,727 shares of Class A Common Stock and 251,893,556 shares of Class B Common Stock issued and outstanding as of October 30, 2023 to approximately 2,887,607 and 2,518,935 issued and outstanding shares of Class A Common Stock and Class B Common Stock, respectively, after the effectiveness of the Reverse Stock Split.

As previously disclosed, the Company believes the Reverse Stock Split will increase the price per share of the Company’s Class A Common Stock and thus enable it to regain compliance with the price criteria of Section 802.01C of the

NYSE Listed Company Manual (the “Listing Rule”), as well as to allow the Company’s common stock to be more attractive to a broader range of investors. The Company, however, cannot assure that the price of its Class A Common Stock after the Reverse Stock Split will reflect the 1-for-100 reverse split ratio, that the price per share following the effective time of the Reverse Stock Split will be maintained for any period of time, or that the price will remain above the pre-split trading price.

Key Performance Metrics
In addition to our GAAP and non-GAAP financial information, we review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.

	September 30, 2023	December 31, 2022	September 30, 2022
Membership	312,151	309,590	294,596
Medical centers	133	172	151

As a result of the Sale Transaction which closed on September 25, 2023, the Company sold substantially all of the assets associated with the operation of Cano Health’s senior-focused primary care centers in Texas and Nevada. At closing, total membership and total medical centers for these markets was 14,450 and 24. The Company also exited its California and New Mexico markets by the end of the third quarter. Total membership and total medical centers for these markets were 769 and 10, respectively, as of September 30, 2023.

Members

Members represent those Medicare, Medicaid, ACA, and until the second quarter of 2023, commercially insured patients, for whom we receive a fixed PMPM fee under capitation arrangements as of the end of a particular period.

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

Selling, general, and administrative expenses. Selling, general, and administrative expenses include employee-related expenses, including salaries and benefits, technology infrastructure, operations, clinical and quality support, finance, legal, human resources, and corporate development departments. In addition, selling, general, and administrative expenses include all corporate technology and occupancy costs. For purposes of determining center-level economics, we allocate a portion of our selling, general, and administrative expenses to our medical centers and affiliated practices. The relative allocation of these expenses to each center depends upon the number of centers open during a given period of time, and, if determinable, the center where the expense was incurred. In the third quarter of 2023, the Company implemented a plan designed to further restructure its operations to streamline and simplify the organization to improve efficiency and reduce costs. These actions include workforce reductions, which are expected to reduce our selling, general and administrative costs in future periods compared to current levels. In connection with its restructuring plan, in the third quarter of 2023, the Company reduced staffing by approximately 842 employees, or 21% of its workforce. Approximately 52% of the workforce reductions were attributable to exiting operations in certain markets and 48% of the workforce reductions represents organizational restructuring. These actions are expected to yield approximately $65 million of annualized cost reductions beginning in the third quarter of 2023 and through the end of 2024. The Company recorded a restructuring charge in the third quarter of 2023 of approximately $1.7 million, the majority of which will be paid in 2023 and a lesser amount in 2024, consisting primarily of employee-related costs, such as severance, retention and other contractual termination benefits.

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

Credit losses on other assets. On August 2, 2023, MSP announced that the SEC initiated an investigation of MSP on August 11, 2022. In addition, MSP announced that it received a subpoena on March 10, 2023 from the U.S. Attorney's Office in the U.S. District Court for the Southern District of Florida. As a result of (i) these recent disclosures by MSP; and (ii) MSP's not being in compliance with the NASDAQ listing requirements, the Company decided to utilize a third-party valuation specialist to provide a market value analysis of the shares of Class A common stock that MSP issued to the Company on July 7, 2023. During the quarter ended June 30, 2023, the Company recorded an allowance for credit losses of $62.0 million. As of September 30, 2023 the Company has concluded that the securities do not have a readily determinable fair value.

Goodwill impairment loss. As of September 30, 2023 the Company determined there was a triggering event and performed a quantitative assessment which resulted in a goodwill impairment loss being booked in the third quarter of 2023. See Note 7, "Goodwill," in our unaudited consolidated financial statements in Item 1 of Part I of this Form 10-Q for details.

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
Other income (expense). Other income (expense) primarily relates to sublease income and the gain on the Sale Transaction.

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Revenue:
Capitated revenue	$770,269	$625,895	$2,354,667	$1,955,739
Fee-for-service and other revenue	17,804	39,133	67,062	102,804
Total revenue	788,073	665,028	2,421,729	2,058,543
Operating expenses:
Third-party medical costs	706,922	489,565	2,184,882	1,566,661
Direct patient expense	65,547	63,867	190,731	177,190
Selling, general, and administrative expense	80,821	111,765	276,712	314,617
Depreciation and amortization expense	26,740	25,343	81,213	64,215
Transaction costs	7,862	5,033	27,073	19,616
Change in fair value of contingent consideration	13,100	900	(2,800)	(9,525)
Goodwill impairment loss	354,000	—	354,000	—
Credit loss on other assets	—	—	62,000	—
Total operating expenses	1,254,992	696,473	3,173,811	2,132,774
Loss from operations	(466,919)	(31,445)	(752,082)	(74,231)
Other income and expense:
Interest expense	(29,646)	(16,451)	(79,870)	(42,868)
Interest income	258	4	357	7
Loss on extinguishment of debt	—	—	—	(1,428)
Change in fair value of warrant liabilities	5,365	(65,721)	5,696	(8,383)
Other income (expense)	(900)	354	855	884
Total other income (expense)	(24,923)	(81,814)	(72,962)	(51,788)
Net income (loss) before income tax expense	(491,842)	(113,259)	(825,044)	(126,019)
Income tax expense (benefit)	(145)	(1,248)	(2,017)	641
Net income (loss)	$(491,697)	(112,011)	$(823,027)	$(126,660)
Net income (loss) attributable to non-controlling interests	(231,210)	(57,783)	(393,637)	(67,759)
Net income (loss) attributable to Class A common stockholders	$(260,487)	$(54,228)	$(429,390)	$(58,901)

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(% of revenue)	2023	2022		2023		2022
Revenue:
Capitated revenue	97.7%	94.1%		97.3%		95.0%
Fee-for-service and other revenue	2.3%	5.9%		2.7%		5.0%
Total revenue	100.0%	100.0%		100.0%		100.0%
Operating expenses:
Third-party medical costs	89.7%	73.6%		90.2%		76.1%
Direct patient expense	8.3%	9.6%		7.9%		8.6%
Selling, general, and administrative expense	10.3%	16.8%		11.4%		15.3%
Depreciation and amortization expense	3.4%	3.8%		3.4%		3.1%
Transaction costs	1.0%	0.8%		1.1%		1.0%
Change in fair value of contingent consideration	1.7%	0.1%		(0.1)%		(0.5)%
Goodwill impairment loss	44.9%	0.0%		14.6%		0.0%
Credit loss on other assets	0.0%	0.0%	0.0%	2.6%	0.0%	0.0%
Total operating expenses	159.2%	104.7%		131.1%		103.6%
Loss from operations	(59.2)%	(4.7)%		(31.1)%		(3.6)%
Other income and expense:
Interest expense	(3.8)%	(2.5)%		(3.3)%		(2.1)%
Interest income	0.0%	0.0%		0.0%		0.0%
Loss on extinguishment of debt	0.0%	0.0%		0.0%		(0.1)%
Change in fair value of warrant liabilities	0.7%	(9.9)%		0.2%		(0.4)%
Other income (loss)	(0.1)%	0.1%		0.0%		0.0%
Total other income (loss)	(3.2)%	(12.3)%		(3.0)%		(2.5)%
Net income (loss) before income tax expense	(62.4)%	(17.0)%		(34.1)%		(6.1)%
Income tax expense (benefit)	(0.02)%	(0.2)%		(0.1)%		0.0%
Net income (loss)	(62.4)%	(16.8)%		(34.0)%		(6.1)%
Net income (loss) attributable to non-controlling interests	(29.3)%	(8.7)%		(16.3)%		(3.3)%
Net income (loss) attributable to Class A common stockholders	(33.0)%	(8.2)%		(17.7)%		(2.8)%

The following table sets forth the Company’s disaggregated revenue for the periods indicated:

	Three Months Ended September 30,
	2023		2022
($ in thousands)	Revenue $	Revenue %	Revenue $	Revenue %
Capitated revenue
Medicare	$728,435	92.4%	$577,989	86.9%
Other capitated revenue	41,834	5.3%	47,906	7.2%
Total capitated revenue	770,269	97.7%	625,895	94.1%
Fee-for-service and other revenue
Fee-for-service	6,886	0.9%	9,677	1.5%
Pharmacy	14,243	1.8%	12,910	1.9%
Other	(3,325)	(0.4)%	16,546	2.5%
Total fee-for-service and other revenue	17,804	2.3%	39,133	5.9%

Total revenue	$788,073	100.0%	$665,028	100.0%

	Nine Months Ended September 30,
	2023		2022
(in thousands)	Revenue $	Revenue %	Revenue $	Revenue %
Capitated revenue
Medicare	$2,217,675	91.6%	$1,795,820	87.2%
Other capitated revenue	136,992	5.7%	159,919	7.8%
Total capitated revenue	2,354,667	97.3%	1,955,739	95.0%
Fee-for-service and other revenue
Fee-for-service	22,861	0.9%	29,349	1.4%
Pharmacy	41,907	1.7%	37,185	1.8%
Other	2,294	0.1%	36,270	1.8%
Total fee-for-service and other revenue	67,062	2.7%	102,804	5.0%

Total revenue	$2,421,729	100.0%	$2,058,543	100.0%

The following table sets forth the Company’s member and member month figures for the periods indicated:

	Three Months Ended September 30,
	2023	2022	% Change
Members:[1]
Medicare Advantage	131,557	128,731	2.2%
Medicare ACO REACH	64,328	39,615	62.4%
Total Medicare	195,885	168,346	16.4%
Medicaid	62,717	73,865	(15.1)%
ACA	53,549	52,385	2.2%
Total members	312,151	294,596	6.0%

Member months:
Medicare Advantage	421,141	383,645	9.8%
Medicare ACO REACH	194,267	119,936	62.0%
Total Medicare	615,408	503,581	22.2%
Medicaid	211,764	218,807	(3.2)%
ACA	171,674	149,872	14.5%
Total member months	998,846	872,260	14.5%

Per Member Per Month ("PMPM"):[2]
Medicare Advantage	$1,115	$1,127	(1.1)%
Medicare ACO REACH	$1,333	$1,215	9.7%
Total Medicare	$1,184	$1,148	3.1%
Medicaid	$197	$191	3.1%
ACA	$—	$40	(100.0)%
Total PMPM	$771	$718	7.4%

Medical centers	133	151

1 Membership reflects end of period results, which excludes membership related to the Sale Transaction.
2 Third quarter 2023 PMPM includes the members from the Sale Transaction that occurred on September 25, 2023, which were approximately 14,450 members.

	Nine Months Ended September 30,
	2023	2022	% Change
Members:[3]
Medicare Advantage	131,557	128,731	2.2%
Medicare ACO REACH	64,328	39,615	62.4%
Total Medicare	195,885	168,346	16.4%
Medicaid	62,717	73,865	(15.1)%
ACA	53,549	52,385	2.2%
Total members	312,151	294,596	6.0%

Member months:
Medicare Advantage	1,262,062	1,102,625	14.5%
Medicare ACO REACH	595,564	367,326	62.1%
Total Medicare	1,857,626	1,469,951	26.4%
Medicaid	699,673	627,634	11.5%
ACA	752,287	411,138	83.0%
Total member months	3,309,586	2,508,723	31.9%

Per Member Per Month ("PMPM"):[4]
Medicare Advantage	$1,107	$1,189	(6.9)%
Medicare ACO REACH	$1,378	$1,320	4.4%
Total Medicare	$1,194	$1,222	(2.3)%
Medicaid	$181	$223	(18.8)%
ACA	$14	$48	(70.8)%
Total PMPM	$711	$780	(8.8)%

Medical centers	133	151
3 Membership reflects end of period results, which excludes membership related to the Sale Transaction.
4 Nine months ended September 30, 2023 PMPM includes the members from the Sale Transaction that occurred on September 25, 2023, which were approximately 14,450 members.

Comparison of the Three Months Ended September 30, 2023 and 2022
Revenue

	Three Months Ended September 30,
($ in thousands)	2023	2022	$ Change	% Change
Revenue:
Capitated revenue	$770,269	$625,895	$144,374	23.1%
Fee-for-service and other revenue	17,804	39,133	(21,329)	-54.5%
Total revenue	$788,073	$665,028	$123,045

Capitated revenue. Capitated revenue was $770.3 million for the three months ended September 30, 2023, an increase of $144.4 million, or 23.1%, compared to $625.9 million for the three months ended September 30, 2022. The increase was primarily driven by a $132.1 million increase related to additional members driven by organic growth and certain acquisitions.

Fee-for-service and other revenue. Fee-for-service and other revenue was $17.8 million for the three months ended September 30, 2023, a decrease of $21.3 million, or 54.5%, compared to $39.1 million for the three months ended September 30, 2022, primarily due to a decrease in volume of services provided and divestiture of certain offices that provided those services.

Operating Expenses

	Three Months Ended September 30,
($ in thousands)	2023	2022	$ Change	% Change
Operating expenses:
Third-party medical costs	$706,922	$489,565	$217,357	44.4%
Direct patient expense	65,547	63,867	1,680	2.6%
Selling, general, and administrative expenses	80,821	111,765	(30,944)	-27.7%
Depreciation and amortization expense	26,740	25,343	1,397	5.5%
Transaction costs	7,862	5,033	2,829	56.2%
Change in fair value of contingent consideration	13,100	900	12,200	1355.6%
Credit loss on other assets	—	$—	—	—%
Goodwill impairment loss	354,000	$—	354,000	0.0%
Total operating expenses	$1,254,992	$696,473	$558,519

Third-party medical costs. Third-party medical costs were $706.9 million for the three months ended September 30, 2023, an increase of $217.4 million, or 44.4%, compared to $489.6 million for the three months ended September 30, 2022. The increase was driven by a $116.8 million increase related to additional members driven by organic growth and certain acquisitions, a $86.4 million increase related to higher third-party medical cost PMPM and a $14.1 million increase related to membership mix. The higher third-party medical cost PMPM included approximately $24.2 million in additional supplemental health benefits and increased claims utilization. In addition, during the three months ended September 30, 2022, $23.3 million was recognized as a net reduction in third-party medical costs related to claims irrevocably assigned to MSP.

Direct patient expense. Direct patient expense was $65.5 million for the three months ended September 30, 2023, an increase of $1.7 million, or 2.6%, compared to $63.9 million for the three months ended September 30, 2022.

Selling, general, and administrative expenses. Selling, general, and administrative expenses were $80.8 million for the three months ended September 30, 2023, a decrease of $30.9 million, or 27.7%, compared to $111.8 million for the three months ended September 30, 2022.

Depreciation and amortization expense. Depreciation and amortization expense was $26.7 million for the three months ended September 30, 2023, an increase of $1.4 million, or 5.5%, compared to $25.3 million for the three months ended September 30, 2022. The increase was driven by the opening of de novos medical centers and center expansion to support the growth of our business in prior periods, as well as the addition of several brand names, non-compete agreements, and payor relationships from 2022 acquisitions.

Transaction costs. Transaction costs were $7.9 million for the three months ended September 30, 2023, an increase of $2.8 million, or 56.2%, compared to $5.0 million for the three months ended September 30, 2022. The increase primarily related to certain non-recurring legal costs related to the proxy contest with 3 former members of the Board of Directors.

Change in fair value of contingent consideration. Contingent consideration generated a gain of $13.1 million for the three months ended September 30, 2023 due to the fact that the contingency was resolved as a result of conditions present at the balance sheet date pertaining to the probability of collection in the valuation model and the fair value of the asset was adjusted to zero.

Goodwill impairment loss. The non-cash goodwill impairment loss was $354.0 million for the three months ended September 30, 2023. As of September 30, 2023, the Company determined there was a triggering event for a goodwill impairment and performed a quantitative assessment which resulted in the fair value of the Company being below the carrying value. See Note 7, "Goodwill," in our unaudited consolidated financial statements included in Item 1 of Part I of this Form 10-Q for more details.

Other Income (Expense)

	Three Months Ended September 30,
($ in thousands)	2023	2022	$ Change	% Change
Other income and expense:
Interest expense	$(29,646)	$(16,451)	$(13,195)	80.2%
Interest income	258	4	254	6350.0%
Change in fair value of warrant liabilities	5,365	(65,721)	71,086	-108.2%
Other income (expense)	(900)	354	(1,254)	-354.2%
Total other income (expense)	$(24,923)	$(81,814)	$56,891

Interest expense. Interest expense was $29.6 million for the three months ended September 30, 2023, an increase of $13.2 million, or 80.2%, compared to $16.5 million for the three months ended September 30, 2022. The increase was primarily driven by higher interest rates during the period on outstanding long-term debt and additional borrowing under the 2023 Term Loan and amounts drawn under the CS Revolving Line of Credit.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities was $5.4 million for the three months ended September 30, 2023 as a result of a change in the fair value of the public warrants and private placement warrants assumed in connection with the Business Combination.

Comparison of the Nine Months Ended September 30, 2023 and 2022
Revenue

	Nine Months Ended September 30,
($ in thousands)	2023	2022	$ Change	% Change
Revenue:
Capitated revenue	$2,354,667	$1,955,739	$398,928	20.4%
Fee-for-service and other revenue	67,062	102,804	(35,742)	-34.8%
Total revenue	$2,421,729	$2,058,543	$363,186

Capitated revenue. Capitated revenue was $2.4 billion for the nine months ended September 30, 2023, an increase of $398.9 million, or 20.4%, compared to $2.0 billion for the nine months ended September 30, 2022. The increase was primarily driven by a $523.3 million increase related to additional members driven by organic growth and certain acquisitions, partially offset by a $110.0 million decrease in total capitated revenue PMPM and $14.5 million related to membership mix. The decrease in capitated revenue PMPM included a decrease of approximately $95.8 million in Medicare Risk Adjustments.

Fee-for-service and other revenue. Fee-for-service and other revenue was $67.1 million for the nine months ended September 30, 2023, a decrease of $35.7 million, or 34.8%, compared to $102.8 million for the nine months ended September 30, 2022, primarily due to a decrease in volume of services provided.

Operating Expenses

	Nine Months Ended September 30,
($ in thousands)	2023	2022	$ Change	% Change
Operating expenses:
Third-party medical costs	$2,184,882	$1,566,661	$618,221	39.5%
Direct patient expense	190,731	177,190	13,541	7.6%
Selling, general, and administrative expenses	276,712	314,617	(37,905)	-12.0%
Depreciation and amortization expense	81,213	64,215	16,998	26.5%
Transaction costs	27,073	19,616	7,457	38.0%
Change in fair value of contingent consideration	(2,800)	(9,525)	6,725	-70.6%
Goodwill impairment loss	354,000	—	354,000	N/A
Credit loss on other assets	62,000	—	62,000	N/A
Total operating expenses	$3,173,811	$2,132,774	$1,041,037

Third-party medical costs. Third-party medical costs were $2.2 billion for the nine months ended September 30, 2023, an increase of $618.2 million, or 39.5%, compared to $1.6 billion for the nine months ended September 30, 2022. The increase was driven by a $436.0 million increase related to additional members driven by organic growth and certain acquisitions, a $146.4 million increase related to higher third-party medical costs PMPM and a $35.8 million increase related to membership mix. The higher third-party medical costs PMPM included $63.6 million in additional supplemental health benefits and increased claims development and utilization. In addition, during the nine months ended September 30, 2022, $33.7 million was recognized as a net reduction in third-party medical costs related to claims irrevocably assigned to MSP.

Direct patient expense. Direct patient expense was $190.7 million for the nine months ended September 30, 2023, an increase of $13.5 million, or 7.6%, compared to $177.2 million for the nine months ended September 30, 2022. The increase was primarily driven by increases in payroll and benefits of $3.8 million due to higher volume of full time providers and supporting staff, pharmacy drugs of $5.8 million and ancillary medical services of $3.2 million.

Selling, general, and administrative expenses. Selling, general, and administrative expenses were $276.7 million for the nine months ended September 30, 2023, a decrease of $37.9 million, or 12.0%, compared to $314.6 million for the nine months ended September 30, 2022. The decrease was primarily driven by a decrease in stock-based compensation of $35.4 million due to a one-time benefit related to a modification related to the vesting of the former CEO's stock-based awards, which was approved in connection with his resignation, and a decrease in marketing costs of $15.0 million, offset by increases in occupancy costs of $7.8 million, and an increase in information technology expense of $5.5 million.

Depreciation and amortization expense. Depreciation and amortization expense was $81.2 million for the nine months ended September 30, 2023, an increase of $17.0 million, or 26.5%, compared to $64.2 million for the nine months ended September 30, 2022. The increase was driven by purchases of new property and equipment to support the growth of our business during prior periods, as well as the addition of several brand names, non-compete agreements, and payor relationships from certain 2022 acquisitions.
Transaction costs. Transaction costs were $27.1 million for the nine months ended September 30, 2023, an increase of $7.5 million, or 38.0%, compared to $19.6 million for the nine months ended September 30, 2022. The increase primarily related to financing costs for the 2023 Term Loan and certain non-recurring legal costs related to the proxy contest with 3 former members of the Board of Directors.

Change in fair value of contingent consideration. Contingent consideration generated a gain of $2.8 million for the nine months ended September 30, 2023 due to changes in the fair value and contingencies being resolved of the assets acquired.

Allowance for credit losses on other assets. On August 2, 2023, MSP announced that the SEC initiated an investigation of MSP on August 11, 2022. In addition, MSP announced that it received a subpoena on March 10, 2023 from the U.S. Attorney's Office in the U.S. District Court for the Southern District of Florida. As a result of (i) these recent disclosures by MSP; and (ii) MSP's not being in compliance with the NASDAQ listing requirements, the Company decided to utilize a third-party valuation specialist to provide a market value analysis of the shares of Class A common stock that MSP issued to the Company on July 7, 2023. During the quarter ended June 30, 2023, the Company recorded an allowance for credit losses of $62.0 million. As of September 30, 2023 the Company has concluded that the securities do not have a readily determinable fair value.

Goodwill impairment loss. The non-cash goodwill impairment loss was $354.0 million for the nine months ended September 30, 2023. As of September 30, 2023, the Company determined there was a triggering event for a goodwill impairment and performed a quantitative assessment which resulted in the fair value of the Company being below the carrying value. See Note 7, "Goodwill," in our unaudited consolidated financial statements included in Item 1 of Part I of this Form 10-Q for more details.

Other Income (Expense)

	Nine Months Ended September 30,
($ in thousands)	2023	2022	$ Change	% Change
Other income and expense:
Interest expense	$(79,870)	$(42,868)	$(37,002)	86.3%
Interest income	357	7	350	5000.0%
Loss on extinguishment of debt	—	(1,428)	1,428	-100.0%
Change in fair value of warrant liabilities	5,696	(8,383)	14,079	-167.9%
Other income (expense)	855	884	(29)	-3.3%
Total other income (expense)	$(72,962)	$(51,788)	$(21,174)

Interest expense. Interest expense was $79.9 million for the nine months ended September 30, 2023, an increase of $37.0 million, or 86.3%, compared to $42.9 million for the nine months ended September 30, 2022. The increase was primarily driven by interest incurred on our higher outstanding borrowings and a higher interest rate on the term loan under our Credit Suisse Credit Agreement due to SOFR, exceeding the floor rate as well as additional interest expense related to the 2023 Term Loan and amounts drawn under the CS Revolving Line of Credit.

Loss on extinguishment of debt. Loss on extinguishment of debt was $1.4 million for the nine months ended September 30, 2022 related to the amendment to the Credit Suisse Credit Agreement in January 2022. There have been no comparable amendments in the nine months ended September 30, 2023. See Note 13, "Debt," in our audited consolidated financial statements included in Item 8 of Part II of our 2022 Form 10-K for more details.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities was $5.7 million for the nine months ended September 30, 2023, compared to $8.4 million for the nine months ended September 30, 2022 as a result of a change in the fair value of the public warrants and private placement warrants assumed in connection with the Business Combination. The gain recorded for the nine months ended September 30, 2022 was driven by a decrease in the Company's share price.

Liquidity and Capital Resources

General

We have financed our operations principally through the Business Combination and debt securities and borrowings. As of September 30, 2023 and December 31, 2022, we had cash, cash equivalents and restricted cash of $41.3 million and $27.3 million, respectively. As of September 30, 2023 and December 31, 2022, the Company had $13.0 million (of its total cash of $41.3 million) and $4.4 million (of its total cash of $27.3 million), respectively, of cash held as collateral and letters of credit related to the ACO REACH program, respectively. These letters of credit and the collateral are both presented within cash, cash equivalents and restricted cash.

As of September 30, 2023, the available balance on the CS Revolving Line of Credit was $80 million, and as of November 8, 2023 such line of credit was fully drawn. As of September 30, 2023 and December 31, 2022, the Borrower maintains restricted letters of credit for an aggregate amount of $5.7 million and $7.2 million, respectively. As of September 30, 2023 and December 31, 2022, the Borrower had $14.0 million (of its total cash of $41.3 million) and $4.4 million (of its total cash of $27.3 million), respectively, of cash held as collateral and letters of credit related to the ACO REACH program, respectively. The letters of credit and the collateral are both presented within the Company's cash, cash equivalents and restricted cash. Our cash, cash equivalents and restricted cash primarily consist of highly liquid investments in money market funds and cash. Since our inception, we have generated significant operating losses from our operations, as reflected in our accumulated deficit of $715.4 million as of September 30, 2023 and negative cash flows from operations.

As discussed in Note 3, “Going Concern,” the Company is pursuing several initiatives to improve its profitability, liquidity, cash flow and net cash, such as controlling and reducing operating expenses, limiting capital expenditures, selling assets and operations and exiting certain markets. The Company’s efforts to reduce operating expenses include reducing permanent staff, lowering its third party medical costs through negotiations with payors, consolidating underperforming medical centers, delaying renovations and other capital projects and significantly reducing nonessential spending.

In the third quarter of 2023, the Company implemented a plan designed to further restructure its operations to streamline and simplify the organization to improve efficiency and reduce costs. These actions include workforce reductions, which are expected to reduce our selling, general and administrative costs in future periods. In connection with its restructuring plan, in the third quarter of 2023, the Company reduced staffing by approximately 842 employees, or 21% of its workforce. Approximately 52% of the workforce reductions were attributable to exiting operations in certain markets and 48% of the workforce reductions represents organizational restructuring. These actions are expected to yield approximately $65 million of annualized cost reductions beginning in the third quarter of 2023 and through the end of 2024. The Company recorded a restructuring charge in the third quarter of 2023 of approximately $1.7 million, the majority of which will be paid in 2023 and a lesser amount in 2024, consisting primarily of employee-related costs, such as severance, retention and other contractual termination benefits.

As previously-disclosed, as part of the Company’s effort to generate additional liquidity, on September 25, 2023, the Company consummated the Sale Transaction, selling substantially all of the assets associated with the operation of Cano Health’s senior-focused primary care centers in Texas and Nevada to CenterWell for a total transaction value to the Company of approximately $66.7 million, consisting of approximately $35.4 million in cash paid at closing (of which approximately $1.9 million was withheld for satisfaction of potential indemnification claims), plus the release of certain liabilities owed by Cano Health or its affiliates primarily for centers built under commercial agreements entered into with affiliates of Humana. The net cash proceeds from the Sale Transaction enabled the Company to repay a portion of its outstanding commitment under its revolving credit facility, for which Credit Suisse AG, Cayman Islands Branch is the administrative agent, such that the financial maintenance covenant of this facility was not applicable for the testing period ending September 30, 2023.

As part its plan to improve cash flow and liquidity, the Company also closed operations within its medical centers in California, New Mexico and Illinois, actions that were substantially completed by the end of the third quarter of 2023. The Company is on track to also exit its Puerto Rico operations by the beginning of 2024.

Other ongoing initiatives to generate additional liquidity include the Company’s continued pursuit of its strategic review, which may result in the sale of all or substantially all of the Company’s business and/or the sale of certain lines of business, such as the Company’s Medicaid business in Florida, pharmacy assets and other specialty practices.

Consistent with the terms and conditions of the 2023 Side-Car Amendment, discussed below, the Company has formally launched, announced and continues to pursue a comprehensive process to identify and evaluate interest in a sale of the Company, or all or substantially all of its assets, including having engaged advisors to assist in the process. While these efforts have yet to yield a sale transaction, the Company’s process remains ongoing. There is no assurance that this process will result in any transaction.

Each of the 2023 Side-Car Credit Agreement and the Credit Suisse Credit Agreement contains a covenant that will require the Company’s 2023 Form 10-K to not contain any qualification or explanatory paragraph as to the Company’s “going concern” status (except for any such qualification or explanatory paragraph pertaining to (i) the maturity of certain indebtedness occurring within 12 months of the relevant audit or (ii) any breach or anticipated breach of any financial covenant). Based on the amount of the Company’s available liquidity at November 9, 2023 and its current forecast of available liquidity for the 12 months following the anticipated filing of its 2023 Form 10-K, the Company expects that it will be required to seek a waiver of this “going concern” covenant from the respective lenders under each of the Side-Car Credit Agreement and the Credit Suisse Credit Agreement on or before April 22, 2024, being the earlier of (i) when the Company will be required to deliver to the administrative agents under each of the 2023 Side-Car Credit Agreement and the Credit Suisse Credit Agreement its 2023 Form 10-K without any such “going concern” qualification or explanatory paragraph, being due March 30, 2024, followed by a 30-day cure period and (ii) such time that the Company would be required to cure any breach of the financial maintenance covenant under the Credit Suisse Credit Agreement for the period ending December 31, 2023. Capitalized terms used, but not defined, in this Note are defined in Note 12, “Debt.”

Under each of the Side-Car Credit Agreement and the Credit Suisse Credit Agreement, if the Borrower is unable to obtain such waiver from the respective lenders and fails to cure such default within a 30-day period after the earlier of (i) receipt by the Borrower of written notice thereof from the respective administrative agent under each of the credit agreements and (ii) the date on which a Company “responsible officer” has knowledge of such default, then the administrative agent under each such facility may, and acting at the direction or request of the requisite lenders, will, among other things, immediately terminate all commitments under the Side-Car Credit Agreement and the Credit Suisse Credit Agreement and accelerate the maturity of all principal, interest and other amounts due thereunder.

Under the Company’s Senior Notes, if (i) the Borrower is unable to obtain such waivers from the respective lenders; (ii) the lenders under either the 2023 Side-Car Credit Agreement and/or the Credit Suisse Credit Agreement accelerate the maturity of $50 million or more of the amount outstanding thereunder; and (iii) the Borrower fails to pay such amount when due, then the trustee for the Senior Notes or the holders of at least 30% in principal amount of the Senior Notes will be entitled to immediately accelerate the maturity of the Senior Notes, including all principal, interest and other amounts due thereon. The Company expects that it would not have sufficient liquidity to repay all principal, interest and other costs and expenses if one or more of the Side-Car Credit Agreement, the Credit Suisse Credit Agreement and/or the Senior Notes were terminated and accelerated under these circumstances.

Additionally, as discussed in Note 12, “Debt,” the Side-Car Credit Agreement contains a financial maintenance covenant, requiring the Borrower to maintain a First Lien Net Leverage Ratio (i.e., total first lien senior secured net debt to Consolidated Adjusted EBITDA) not to exceed 5.80:1.00 on the last day of any four consecutive fiscal quarter period. With a First Lien Leverage Ratio of approximately 12.00:1.00 at June 30, 2023, the Borrower was not in compliance with this financial maintenance covenant as of such date and, accordingly, on August 10, 2023, the Borrower obtained a waiver of such noncompliance and entered into an amendment of the Side-Car Credit Agreement (the “2023 Side-Car Amendment”) under which the Company will not be required to test compliance with the Side-Car Credit Agreement’s financial maintenance covenant until the fiscal quarter ending September 30, 2024. The 2023 Side-Car Amendment provides, among other modifications to the Side-Car Credit Agreement, that: (i) the Company will formally launch, announce and pursue a comprehensive process in an effort to yield one or more offers for a sale of all or substantially all of the assets or businesses of, or direct or indirect equity interests in, the Borrower and its subsidiaries with a purchase price that includes cash proceeds sufficient to pay the obligations under the Side-Car Credit Agreement, and will use its commercially reasonable efforts to promptly close such a transaction; (ii) the interest rate for the 2023 Term Loan was increased to 16% during the payment-in-kind period ending on February 24, 2025; (iii) a premium payment of 5% of the outstanding principal amount of the 2023 Term Loan will be paid in kind by capitalizing such payment to the principal amount of the 2023 Term Loan; (iv) the applicable prepayment premium will be required in connection with any voluntary or mandatory prepayment or repayment of the 2023 Term Loan; and (v) the lenders will have participation rights in certain new debt financings incurred by the Borrower or any of its subsidiaries. Absent such waiver, the 2023 Term Loan Administrative Agent, acting at the direction of the lead lender, and at the requisite lenders request, could have immediately terminated all commitments under the 2023 Term Loan and accelerated the maturity of all principal, interest and other amounts due thereon.

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

The Credit Suisse Credit Agreement also contains a financial maintenance covenant (which is for the benefit of the lenders under the CS Revolving Line of Credit only), requiring the Borrower to not exceed a total first lien secured net debt to Consolidated Adjusted EBITDA (as defined therein) ratio of 6.5:1 as of September 30, 2023 and 5.5:1 as of the December 31, 2023. This financial maintenance covenant is tested quarterly only if the Borrower has exceeded a certain amount drawn under the CS Revolving Line of Credit, which is approximately 35% of the total commitment under the CS Revolving Line of Credit, or approximately $42 million. As of September 30, 2023, while the Company would not have complied with this financial maintenance covenant if it were applicable, the Company used a portion of the proceeds from the Sale Transaction to repay a portion of its outstanding commitment under this facility such that the financial maintenance covenant of this facility was not applicable for the testing period ending September 30, 2023. Following such repayment, the Company fully re-borrowed amounts available under the CS Revolving Line of Credit to ensure that the Company had access to liquidity. However, the Company currently expects that when it seeks a waiver of the “going concern” covenant discussed above, it will at the same time seek a waiver of this financial maintenance covenant for the period ending December 31, 2023.

Under the 2023 Term Loan Agreement, if the Borrower is unable to obtain such waiver from the lenders under the Credit Suisse Credit Agreement, or cure any such noncompliance, then the administrative agent under the 2023 Term Loan Agreement will be entitled to, and acting at the direction of the requisite lenders, will, among other things, immediately terminate all commitments under the 2023 Term Loan and accelerate the maturity of all principal, interest and other amounts due thereunder. Under the Senior Notes, if (i) the Borrower is unable to obtain such waiver from the lenders under the Credit Suisse Credit Agreement, or cure any such noncompliance; (ii) the lender under such facility or under the 2023 Term Loan accelerates the maturity of $50 million or more of the amount outstanding thereunder; and (iii) the Borrower fails to pay such amount when due, then the trustee for the Senior Notes or the holders of at least 30% in principal amount of the Senior Notes will be entitled to immediately accelerate the maturity of the Senior Notes, including all principal, interest and other amounts due thereon.

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

On January 14, 2022, the Company entered into an amendment to the Credit Suisse Credit Agreement, pursuant to which the outstanding principal amount of the CS Term Loan was replaced with an equivalent amount of new term loan having substantially similar terms, except with a lower interest rate margin applicable to the new term loan. The amendment of the Credit Suisse Credit Agreement implemented a forward-looking term rate based on the secured overnight financing rate (“SOFR”) as the replacement for LIBOR as the benchmark interest rate for borrowings under the CS Term Loan and CS Revolving Line of Credit, and certain other provisions. The new interest rate applicable to the CS Term Loan and borrowings under the CS Revolving Line of Credit was revised to 4.00%, plus the greater of SOFR and the applicable credit spread adjustment or 0.50%; provided that if the Borrower achieves a public corporate rating from S&P of at least "B" and a public rating from Moody's of at least "B2", then for as long as such ratings remained in effect, a margin of 3.75% would be applicable. The Borrower has not reached these applicable corporate ratings. The amendment represented a partial extinguishment and resulted in a write-off of deferred issuance costs of $1.4 million, which was recorded as a loss on extinguishment of debt for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, the SOFR exceeded the credit spread adjustment of 0.50%, resulting in monthly variable interest rates for the quarter. As of September 30, 2023, the effective interest rate of the CS Term Loan and the CS Revolving Line of Credit was 9.89%.

Senior Notes

On September 30, 2021, the Company issued senior unsecured notes for a principal amount of $300.0 million (the "Senior Notes") in a private offering. The Senior Notes bear interest at 6.25% per annum, payable semi-annually on April 1st and October 1st of each year, which interest commenced on April 1, 2022. As of September 30, 2023, the effective interest rate of the Senior Notes was 6.66%. Principal on the Senior Notes is scheduled to become due in full on October 1, 2028. The Senior Notes are not subject to any amortization payments. See "Going Concern" in Note 3 and "Credit Agreements General" discussed in Note 12.

In 2023, we expect to incur approximately $81.0 million in cash interest payments (which excludes approximately $19.0 million of non-cash PIK interest under the 2023 Term Loan) and approximately $15.0 million in capital expenditures.

We believe that our existing cash, cash equivalents and restricted cash along with our expected cash generation through operations (See Note 3, "Going Concern," in our unaudited condensed consolidated financial statements in this Q3 2023 Form 10-Q) and CS Revolving Line of Credit will not be sufficient to fund our operating and capital needs for at least the next 12 months from the date of issuance of the unaudited condensed consolidated financial statements included in this Q3 2023 Form 10-Q.

Upon the completion of the Business Combination, the Company became a party to the Tax Receivable Agreement ("TRA"). Under the terms of that agreement, the Company generally will be required to pay to the Seller and to each other person from time to time that becomes a “TRA Party” under the Tax Receivable Agreement, 85% of the tax savings, if any, that the Company is deemed to realize in certain circumstances as a result of certain tax attributes that exist following the Business Combination and that are created thereafter, including as a result of payments made under the Tax Receivable Agreement. See further discussion related to the TRA agreement in Note 18, "Income Taxes," in our unaudited condensed consolidated financial statements of this Q3 2023 Form 10-Q.

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

	Nine Months Ended September 30,
($ in thousands)	2023	2022
Net cash (used in) provided by operating activities	$(84,666)	$(84,158)
Net cash (used in) provided by investing activities	8,846	(48,153)
Net cash (used in) provided by financing activities	89,822	(6,762)
Net Increase (decrease) in cash, cash equivalents and restricted cash	14,002	(139,073)
Cash, cash equivalents and restricted cash at beginning of year	27,329	163,170
Cash, cash equivalents and restricted cash at end of period	$41,331	$24,097

Operating Activities
For the nine months ended September 30, 2023, net cash used in operating activities was $84.7 million, an increase of $0.5 million in cash outflows, compared to net cash used in operating activities of $84.2 million for the nine months ended September 30, 2022. Significant changes impacting net cash used in operating activities were as follows:

A decrease in cash of $295.5 million related to net loss and non-cash charges and credits, primarily related to the following:
•Increase in net losses of $696.4 million;
•Decrease in stock-based compensation expense of $35.4 million; and
•Decrease in non-cash loss on extinguishment of debt of $1.4 million,

Offset by the following non-cash items:
•Increase in depreciation and amortization of $17.0 million; and

•Decrease in gain related to the change in the fair value of warrant liabilities of $14.1 million;
•Increase related to goodwill impairment loss of $354.0 million.

An increase in cash of $297.6 million related to operating assets and liabilities primarily resulting from:
•Changes in accounts receivable due to the timing of collections and the growth in membership;
•Changes in liability for unpaid claims due to the growth in membership; and
•Changes in accounts payable and accrued expenses due to the timing of payments.

Investing Activities

For the nine months ended September 30, 2023, net cash provided by investing activities was $8.8 million, an increase of $57.0 million in cash inflows, compared to net cash used in investing activities of $48.2 million for the nine months ended September 30, 2022, primarily due to a $33.5 million increase in cash provided by the Sale Transaction and a decrease in cash used for acquisitions and capital expenditures. The Company expects the net cash used in investing activities to be less in 2023 due to a significant reduction in spending on de novo medical centers and acquisitions.

Financing Activities

Net cash provided by financing activities was $89.8 million during the nine months ended September 30, 2023, an increase of $96.6 million, compared to net cash used in financing activities of $6.8 million during the nine months ended September 30, 2022, primarily due to $141.8 million of net proceeds from the 2023 Term Loan, partially offset by the $74.0 million repayment of the December 31, 2022 balance of the CS Revolving Line of Credit.

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, the most directly comparable GAAP measure to these non-GAAP measures:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2023	2022		2023	2022
Net loss	$(491,697)	(112,011)		$(823,027)	$(126,660)
Interest income	(258)	(4)		(357)	(7)
Interest expense	29,646	16,451		79,870	42,868
Income tax expense (benefit)	(145)	(1,248)		(2,017)	641
Depreciation and amortization expense	26,740	25,343		81,213	64,215
EBITDA	$(435,714)	(71,469)		$(664,318)	$(18,943)
Stock-based compensation	(4,083)	11,041		7,285	42,641
Goodwill impairment loss	354,000	—		354,000	—
Transaction costs (1)	8,215	6,733		28,302	24,445
Restructuring and other	3,758	5,245		10,441	8,846
Change in fair value of contingent consideration	13,100	900		(2,800)	(9,525)
Loss on extinguishment of debt	—	—		—	1,428
Change in fair value of warrant liabilities	(5,365)	65,721		(5,696)	8,383
Credit loss on other assets	—	—		62,000	—
Adjusted EBITDA	$(66,089)	$18,171	$	$(210,786)	$57,275
(1) Transaction costs included $0.4 million and $1.7 million of corporate development payroll costs for the three months ended September 30, 2023 and 2022, respectively, and $1.2 million and $4.3 million of corporate development payroll costs for the nine months ended September 30, 2023 and 2022, respectively. Corporate development payroll costs include those expenses directly related to the additional staff needed to support our transaction activity.

Adjusted EBITDA has been adjusted to exclude $24.3 million and $59.6 million for the respective three and nine months ended September 30, 2022 in de novo losses, as the Company plans to significantly reduce its investments in de novo medical centers in 2023 and, accordingly, modified its definition of Adjusted EBITDA beginning January 1, 2023 to no longer include de novo losses in calculating Adjusted EBITDA.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Q3 2023 Form 10-Q. As described below under “Changes in Internal Control over Financial Reporting,” the Company has identified a deficiency in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) which we consider to be a "material weakness." After the third quarter of 2023, we have implemented additional controls and procedures in order to remediate this deficiency and we are continuing to assess additional controls that may be required to remediate this deficiency. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP, and the Company's Chief Executive Officer and Interim Chief Financial Officer have concluded that as of the end of the period covered by this Q3 Form 10-Q, the Company's disclosure controls and procedures remained effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

While the Company has not completed its SOX 404 assessment for the fiscal year ending December 31, 2023, during the third quarter of 2023, as part of assessing the effectiveness of the Company's internal control over financial reporting as of September 30, 2023 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”) the Company identified a deficiency in internal control over financial reporting that we consider to be a material weakness. The PCAOB’s Auditing Standard No. 5 defines a “material weakness” as “a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.” The identified material weakness was due to an operating deficiency involving the preparation of sufficient documentation and the timely review regarding significant inputs and assumptions, including prospective financial information, relied upon in impairment analyses used in the preparation of the Company’s quarterly condensed consolidated financial statements. Such analyses include the interim quantitative goodwill and long-lived asset impairment tests. Accounts that could have been impacted by this deficiency include goodwill, payor relationships, net, other intangibles, net and property and equipment, net.

The material weakness has not resulted in an error in the financial information presented for the three and nine months ended September 30, 2023 or in any of the Company’s other publicly-disclosed financial statements. In light of this material weakness, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Specifically, management has engaged third party specialists who assisted in the preparation and review of the impairment analyses performed by Management, specifically the interim quantitative goodwill and long-lived asset impairment tests.

Management is committed to maintaining a strong internal control environment, and while this material weakness has not been remediated as of the date of the filing of this Q3 2023 Form 10-Q, management is putting forth significant effort toward remediating the underlying causes of this material weakness, by enhancing the review procedures and ensuring sufficient documentation regarding significant inputs and assumptions related to prospective financial information is maintained. The Company is continuing to evaluate additional steps in order to remediate the material weakness. Such additional steps may include enhanced procedures related to the review and validation of significant inputs and assumptions related to prospective financial information relied upon in impairment analyses. We believe that these actions, including the steps outlined above and the Company’s continuing evaluation of additional controls and procedures, will strengthen our internal control over financial reporting and ultimately address the material weakness relating to the procedures concerning the timely review of significant inputs and assumptions relied upon in impairment analyses. We have discussed this material weakness, these corrective actions and plans with the Audit Committee and our external auditors. Currently, while the Company is not aware of any material weaknesses in its internal control over financial reporting, other than as described above under this section, there can be no assurance that, as a result of the Company’s ongoing evaluation of internal control over financial reporting, it will not identify additional significant deficiencies, and that any such deficiencies, either alone or in combination with others, will not be considered additional material weaknesses or that such evaluation will be completed in the time required. Although we believe our remediation efforts will be effective in remediating this material weakness, there can be no assurance as to when the remediation plans will be fully implemented, or that the plans, as currently designed, will adequately remediate the material weakness. The material weakness will not be considered fully addressed until the documentation has been in operation for a sufficient period of time for management to conclude that the material weakness has been fully remediated. It is possible that such remediation will not be completed at December 31, 2023, in which case we will continue to report the material weakness in management’s assessment of internal control over financial reporting until it is fully remediated.

Notwithstanding this identified material weakness, as of the date of the filing of this Q3 2023 Form 10-Q, management, including our Chief Executive Officer and Interim Chief Financial Officer, believes that the unaudited condensed consolidated financial statements contained in this Q3 2023 Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods reported herein and that such financial statements are presented in conformity with GAAP.

Other than as set forth above, there was no other significant change in internal control over financial reporting that occurred during the three and nine months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, we may be involved in litigation incidental to the conduct of our business that arise in the ordinary course of business.

For a description of our legal proceedings, please see the description set forth in the “Legal Matters” section in Note 17, "Commitments and Contingencies," in the notes to the unaudited condensed consolidated financial statements of this Q3 2023 Form 10-Q.

Item 1A.    Risk Factors

Refer to the risk factors set forth in Part 1, Item 1A of our 2022 Form 10-K and Part 2, Item 1A of our Q1 2023 Form 10-Q and Q2 2023 Form 10-Q.

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

None

Recent Repurchases of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Rule 10b5-1 Trading Plans

On September 12, 2023, David Armstrong, the Company’s Chief Compliance Officer & General Counsel (the “Executive”), terminated the Rule 10b5-1 trading plan (the “10b5-1 Plan”) that he entered into on June 27, 2023, without having sold any shares under such plan, as among other things, the 10b5-1 Plan was terminated prior to the end of the mandatory cooling-off period which, absent such termination, would have been September 27, 2023.

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

3.4	Certificate of Amendment to the Certificate of Incorporation dated November 2, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 2, 2023).
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
10.1+
Employment Agreement, dated as of May 19, 2023, by and between Cano Health, LLC and Mr. Eladio Gil (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 29, 2023).

10.2+
Employment Agreement Amendment, dated as of September 28, 2023, by and between Cano Health, LLC and Mr. Eladio Gil (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2023).

10.3+
Employment Agreement, by and among Cano Health, LLC, Cano Health, Inc. and David Armstrong (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 21, 2022).

10.4+
Asset Purchase Agreement, dated September 25, 2023, by and among Primary Care Holdings II, LLC, Cano Health, LLC, Cano Health Texas, PLLC and Cano Health Nevada, PLLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 29, 2023).

10.5+
First Amendment to Credit Agreement, dated as of August 10, 2023, by and among the Borrower, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as collateral agent and as administrative agent (incorporated by reference to Item 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 11, 2023).

10.6+	Asset Purchase Agreement, dated as of December 9, 2022, by and among Cano Health, LLC, Cano Health, Inc., the sellers party hereto and DeMarquette Kent (aka Mark Kent).
10.7^
Employment Agreement, by and among Cano Health, LLC, Cano Health, Inc. and Robert Camerlinck (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 5, 2022).

10.8+
Credit Agreement, dated as of February 24, 2023, by and among the Company, the Borrower, Holdings, certain lenders and JP Morgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2023).

10.9+	Letter Agreement, dated as of June 16, 2023, by and between the Company and Mark Kent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2023).
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

10.12+
Letter Agreement, dated as of June 18, 2023, by and between the Company and Dr. Marlow Hernandez (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 20, 2023).

10.13+	Amendment to Employment Agreement, by and among Cano Health, LLC and Mark Kent dated April 5, 2023.
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

CANO HEALTH, INC.

Date		Signature	Title

November 9, 2023	By:	/s/ Mark Kent	Chief Executive Officer
		Mark Kent	(Principal Executive Officer)

November 9, 2023	By:	/s/ Eladio Gil	Interim Chief Financial Officer
		Eladio Gil	(Principal Financial Officer)