Form 10-K
period 2023-12-31
Cano Health, Inc.
filed 2024-04-01
CIK 1800682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K
__________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
98-1524224
(IRS Employer Identification No.)

33178
(Zip Code)
(855) 226-6633
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value per share	*N/A	*N/A
* On February 5, 2024 the New York Stock Exchange (the “NYSE”) determined to commence proceedings to delist and immediately suspended the registrant’s Class A Common Stock, par value $0.01 per share, from trading on the NYSE, which delisting became effective on February 16, 2024. The registrant’s Class A Common Stock began trading on the OTC Pink Marketplace on February 6, 2024 under the symbol “CANOQ.”

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
Large accelerated filer     ☐
Non-accelerated filer     ☐
Accelerated filer         ☒
Smaller reporting company    ☐
Emerging growth company    ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting Common Stock held by non-affiliates of the registrant on June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter was $339,284,544.

As of March 21, 2024, the registrant had 4,755,798 shares of Class A Common Stock, par value $0.01 per share (the "Class A Common Stock"), outstanding and 653,602 shares of Class B Common Stock, par value $0.01 per share (the "Class B Common Stock" and together with the Class A Common Stock, the "Common Stock"), outstanding.

Explanatory Note

As previously disclosed in Current Reports on Form 8-K filed by Cano Health, Inc. (the “Company”) on February 5, 2024 and February 7, 2024 with the SEC, on February 4, 2024 the Company and certain of its direct and indirect subsidiaries (such subsidiaries, together with the Company, the “Debtors”) commenced filing voluntary petitions (the “Chapter 11 Cases”) in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking relief under Chapter 11 of the U.S. Code (the “Bankruptcy Code”). The Chapter 11 Cases are being jointly administered under Case No. 24-10164. The Debtors continue to operate their business and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements relate to future events and involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and could materially affect actual results, performance or achievements. Such forward-looking statements include, without limitation, our anticipated performance, operations, financial strength, potential, and prospects for long-term shareholder value creation, our anticipated results of operations, including our business strategies, our projected costs, prospects and plans, and other aspects of our operations or operating results. These forward-looking statements generally can be identified by phrases such as “will,” “expects,” “anticipates,” “believes,” “foresees,” “forecasts,” “plans,” “intends,” “estimates” or other words or phrases of similar import, including, without limitation:

i.the Company's Chapter 11 Cases in the Bankruptcy Court including, without limitation, the outcome thereof and the Company’s expectations as to receipt of and timing for the Bankruptcy Court approvals and the timing of its emergence from the proceedings, as well as the expected benefits of the proceedings, such as that they will strengthen the Company’s financial condition, position the Company to advance its ongoing transformation plan that is designed to significantly reduce costs, enhance productivity, and improve cash flow, ensure patients continue to receive high-quality care across medical centers and improve health outcomes for patients at a lower cost;

ii.the Restructuring Support Agreement between the Company, certain of its direct and indirect subsidiaries and the lenders party thereto, dated as of February 4, 2024 (the “RSA”), the transactions and strategic alternatives contemplated thereby, and the expected benefits thereof, including that, if successfully implemented through a chapter 11 plan of reorganization approved by the Bankruptcy Court, it will enable the Company to substantially reduce its debt and position the Company to achieve long-term success and maximize value;

iii.the availability of liquidity from the Company’s debtor-in-possession financing, including the DIP Credit Agreement, and the various conditions to which such debtor-in-possession financing is subject and the risk that these conditions may not be satisfied for various reasons, including for reasons outside of the Company’s control, as well as the Company’s planned uses of such funds, including, without limitation that the new capital will provide sufficient liquidity to support the Company’s ongoing operations throughout the restructuring process;

iv.the Company's anticipated results of operations, operating performance. financial strength and our potential and prospects for long-term shareholder value creation, including our expectations regarding executing our business strategy, our projected costs, prospects and plans, and other aspects of our operations or operating results, such as (a) our pursuing several initiatives designed to improve its profitability, liquidity, cash flow and net cash, such as controlling and reducing operating expenses, limiting capital expenditures, selling assets and operations and exiting certain markets, with efforts to reduce operating expenses including reducing permanent staff, lowering its third party medical costs through negotiations with payors and restructuring contractual arrangements with payor and specialty networks, consolidating underperforming owned medical centers and terminating underperforming affiliate partnerships, delaying renovations and other capital projects and significantly reducing all other nonessential spending; (b) shifting our strategic direction, including the following measures, among others: (i) focusing our membership base towards Medicare Advantage and ACO Realizing Equity, Access, and Community Health ("ACO REACH") and Medicare patients under Accountable Care Organizations ("ACO") and improving patient engagement; (ii) selling certain assets and operations; and (iii) performing a strategic review of our Medicaid business in Florida, pharmacy assets and other specialty practices; and (c) our plans to pursue a process to identify interest in the sale of the Company or all or substantially all of its assets;

v.our plans to achieve our expected business and financial results, including patient membership objectives, targeted medical claims expense ratios, estimated reimbursement rates, estimated revenues, estimated gross margins, and estimated cost levels;

vi.our expectations regarding the impact of changes in applicable laws, rules or regulations, including with respect to health plans and payors and our relationships with such plans and payors, and provisions that impact Medicare and Medicaid programs;

vii.our expected principal sources of funds, cash and liquidity, including operating revenues, cash on hand and funds available for borrowing under the DIP Facility, and other permissible borrowings, as well as the availability of funds from the Company taking certain measures, including, among other things, reducing discretionary spending and the Company's expectation to generate additional liquidity from cost reductions resulting from its cost reduction initiatives, as well as funds provided by selling certain assets and (a) our expectation that our existing cash position will not be sufficient to fund our operating and capital expenditure requirements through at least the next 12 months from the date of issuance of our consolidated financial statements included in this 2023 Form 10-K;

viii.our expected principal uses of funds, including amounts required for payment of operating expenses; capital expenditure requirements; debt service payments and costs; cash tax payments; payments in connection with our restructuring programs; severance not otherwise included in our restructuring programs; costs related to litigation; and payments in connection with discontinuing non-core business lines and/or exiting and/or entering certain markets; and our estimates of the amount and timing of such operating and other expenses; and our expectation that in 2024, we will incur approximately $81 million in cash interest payments (which excludes approximately $19 million of non-cash PIK interest) and approximately $15 million in capital expenditures; our expectations regarding the outcome of any pending legal or regulatory proceedings; such as our (a) expectation that we have meritorious defenses to the allegations in the lawsuit captioned Alberto Gonzalez v. Cano Health, Inc. f/k/a Jaws Acquisition Corp., et al. (No. 1:22-cv-20827) and our plans to vigorously defend against such action; and (b) our expectation that the resolution of various other asserted and unasserted potential claims encountered in the normal course of business will not have a material effect on our consolidated financial position, results of operations or cash flows;

ix.our estimates and judgments regarding our various tax positions, including regarding our deferred tax assets, our belief that no tax uncertainties exist based on analyzing our filing positions in the Federal, State, local and foreign jurisdictions where we are required to file income tax returns for all open tax years and our belief that we have adequately provided for any reasonably foreseeable outcomes related to the IRS tax examination of our income tax return for the year ended December 31, 2020 and that any settlement related thereto will not have a material adverse effect on our consolidated financial statements;

x.the Company’s execution of one or more aspects of its Transformation Plan, including the benefits from such activities, including our expectations regarding achieving approximately $290 million of cost reductions by the end of 2024 and the effect of restructuring activities, restructuring costs and charges, the timing of restructuring payments and the benefits from such activities, including our expectations regarding our plan to further restructure our operations to streamline and simplify the organization to improve efficiency and reduce costs, including workforce reductions, and the expected reduction in our selling, general and administrative costs in future periods compared to current levels.

xi.the Company’s expectations and beliefs regarding its internal control over financial reporting, including its being committed to maintaining a strong internal control environment, its belief that it has made significant progress toward remediating the underlying causes of the material weakness in its internal control in financial reporting as described in this 2023 Form 10-K and its belief that its remediation efforts will be effective in remediating this material weakness.

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

Actual results may also differ materially from such forward-looking statements for a number of other reasons, including those set forth in our filings with the SEC, including, without limitation, the risk factors identified in this 2023 Form 10-K, as well as our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we will file with the SEC during 2024 (which may be viewed on the SEC’s website at http://www.sec.gov or on our website at investors.canohealth.com/ir-home), as well as reasons including, without limitation:

i.various risks associated with the Chapter 11 Cases, including, but not limited to, the Debtors’ ability to obtain Bankruptcy Court approval with respect to any relief sought in the Chapter 11 Cases, the effects of the Bankruptcy Petitions on the Company and on the interests of various stakeholders, Bankruptcy Court rulings during the Chapter 11 Cases and the outcome of the Chapter 11 Cases in general, the length of time the Debtors will remain in Chapter 11, risks associated with any third-party motions during the Chapter 11 Cases, the potential adverse effects of the Chapter 11 Cases on the Company’s liquidity or results of operations and increased legal and other professional costs necessary to execute the Company’s reorganization, whether the Company will emerge, in whole or in part, from insolvency proceedings as a going concern, employee attrition and the Company’s ability to retain senior management and other key personnel due to the distractions and uncertainties imposed in part by the Chapter 11 Cases and the trading price and volatility of the Company’s Common Stock

ii.less than expected benefits from the RSA, such as difficulties and/or delays in consummating one or more transactions arising from its pursuit of strategic alternatives;

iii.less than expected access to liquidity and greater than anticipated costs and expenses, as well as various risks associated with the conditions to which the Company’s debtor-in-possession financing is subject and the risk that these conditions may not be satisfied for various reasons, including for reasons outside of the Company’s control;

iv.unexpected developments that adversely impact our ability to achieve or maintain our anticipated results of operations, operating performance, financial strength and our potential and prospects for long-term shareholder value creation, such as due to (a) less than anticipated capacity utilization at our medical centers; (b) higher than expected costs and expenses; (c) less than anticipated growth in revenues, Adjusted EBITDA margins and/or cash flows; (d) difficulties and/or delays in improving our operational execution, enhancing our cost discipline, and/or achieving positive free cash flow, such as due to a broad recessionary economic environment, higher interest rates and/or a higher inflationary environment; (e) our inability to predict changes to the Medicare Advantage, ACO REACH and ACO programs as it relates to benchmarks and shared savings and (f) less than expected access to liquidity;

v.unexpected developments that adversely impact our ability to execute our business strategy, such as due to (a) unexpected changes in the payor mix of our patients and potential decreases in our reimbursement rates; (b) unexpected developments with respect to the renegotiation, non-renewal or termination of capitation agreements with health plans; (c) less than expected consumer acceptance of our services and offerings and/or less than expected member retention rates; (d) greater than anticipated competition in our industry, less than anticipated advantages of our services, products and technology over competing services, products and technology existing in the market, and other competitive factors, including with respect to technological capabilities, cost and scalability; (e) difficulties or delays in exiting certain market and/or selling the Company or all or substantially all of its assets, such as due to tightness in the credit markets, higher inflation or other factors, regulatory disruptions or delays and/or securing third party agreements and approvals; (f) unexpected developments that adversely impact our ability to execute our plan to identify opportunities to maximize shareholder value, including the sale of the Company, such as due to our inability to consummate one or more transactions, whether due to higher interest rates, regulatory restrictions or other market factors; and/or (g) possible actions that vendors and other third parties that we deal with may take to impose enhanced credit controls that effectively increase our cost base or make it difficult for us to maintain services and supplies required to conduct our business, as well as unexpected developments with respect to the shift in our strategic direction that could adversely affect our plans to reduce our costs and expenses and/or generate additional sources of liquidity, such as, among other things, our inability, in whole or in part to complete one or more asset sales and/or negotiate for better payment terms and conditions, such that we are not unable to achieve positive financial performance on an acceptable timeline; and/or less than expected benefits from and/or higher than expected costs and expenses related to our restructuring program, such as delays in realizing or less than the expected cost reductions;

vi.unexpected developments that adversely impact our ability to achieve our expected financial results, such as due to (a) unexpected changes in anticipated Medicare reimbursement rates or changes in the rules governing the Medicare program; (b) unexpected changes in reimbursements by third-party payors and payments by individuals; (c) unexpected changes in Medicare’s risk adjustment payment system; (d) unexpected developments with respect to our estimates of revenues and refund liabilities that we recognize under our risk agreements with health plans; and/or (e) unexpected developments with respect to our estimates about our third-party medical costs (including incurred but not report medical service accruals), including our expectation that our third-party medical costs will increase given the healthcare spending trends within the Medicare population;

vii.unanticipated changes in laws, rules and/or regulations, such as those that result in less than expected payments from health plans and other payors;

viii.the unavailability of funds under the DIP Facility, and/or other permissible borrowings; the unavailability of funds from difficulties, delays in or the Company's inability to take other measures, such as reducing discretionary spending and/or less than expected liquidity from cost reductions resulting from the implementation of its restructuring programs and from other cost reduction initiatives, and/or from selling certain assets, as well as less than anticipated sources of liquidity, such as due to (a) delays in or our inability to complete non-core asset sales, in whole or in part; (b) unanticipated demands on our available sources of cash; (c) tightness in the credit or M&A markets; (d) unexpected changes in our future capital requirements which depend on many factors, including our growth rate, medical expenses and/or our review of all aspects of our value-based care platform;

ix.unexpected developments regarding the outcome of any pending legal or regulatory proceedings;

x.unexpected developments impacting our tax positions, such as our deferred tax assets not being realized in future periods in expected amounts, which could result in adjustments to our valuation allowances and provision for income taxes and/or unexpected developments in our tax audit;

xi.less than expected cost reductions and/or any of the other expected benefits from its Transformation Plan, such as due to higher than expected costs and charges to achieve one or more aspects of such plan or delays in achieving such benefits; and/or

xii.difficulties, delays or unanticipated internal control deficiencies or weaknesses that could affect the Company’s plans to remediate the material weakness that it identified in its internal control over financial reporting as described in this 2023 Form 10-K or difficulties or delays in completing the remediation.

For a detailed discussion of other risks and uncertainties that could cause our actual results to differ materially from those expressed or implied by the forward-looking statements, please refer to our risk factor disclosure included in our filings with the SEC, including, without limitation, this 2023 Form 10-K and in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we will file with the SEC during 2024. Investors should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties. Factors other than those listed above could also cause our results to differ materially from expected results. Forward-looking statements speak only as of the date they are made and, except as required by law, we undertake no obligation or duty to publicly update or revise any forward-looking statement, whether to reflect actual results of operations; changes in financial condition; changes in general U.S. or international economic, industry conditions; changes in estimates, expectations or assumptions; or other circumstances, conditions, developments or events arising after the issuance of this report. Additionally, the business and financial materials and any other statement or disclosure on or made available through our websites or other websites referenced herein shall not be incorporated by reference into this report.

v

The Company cautions that trading in the Company’s securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. Trading prices for the Company’s securities may bear little or no relationship to the actual recovery, if any, by holders of the Company’s securities in the Chapter 11 Cases. Holders of shares of the Company’s Class A Common Stock could experience a complete loss on their investment, depending on the outcome of the Chapter 11 Cases.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this 2023 Form 10-K. This summary should be read in conjunction with the risk factors detailed more fully below and should not be relied upon as an exhaustive summary of the material risks facing our business.

•For the duration of our Chapter 11 Cases, our operations and our ability to develop and execute our business strategy, as well as our continuation as a going concern, are subject to the risks and uncertainties associated with bankruptcy.

•The Chapter 11 Cases may cause our Class A and Class B Common Stock to decrease in value materially or may render our Class A and Class B Common Stock worthless.

•Our existing indebtedness could adversely affect our business and growth prospects. The terms of our debt instruments restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
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
•Our medical centers are concentrated in Florida, which makes us sensitive to regulatory, economic, environmental and competitive conditions in that region.
•We may continue to incur greater than anticipated costs and expenses related to significantly reducing our investments in de novo medical centers.
•We primarily depend on reimbursements by third-party payors, which could lead to delays and uncertainties in the reimbursement process and which may fluctuate from our forecasts of these reimbursement rates.
•We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to achieve profitability.
•We depend on our senior management team and other key employees, and the loss of one or more of these employees or our inability to attract and retain other highly skilled employees could harm our business.
•If we fail to manage our business effectively, we may be unable to execute our business plan, maintain high levels of service and member satisfaction or adequately address competitive challenges.
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
•Our acquisitions may not produce the intended results or may expose us to unknown or contingent liabilities.
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
•We may be unable to realize our cost reduction objectives from any restructuring programs that we may pursue from time to time, which could affect our ability to fund other initiatives and adversely impact our profitability.
•We are heavily dependent upon the current state and federal healthcare programs, primarily Medicare Advantage, ACO REACH, and Medicaid managed care, in heavily competitive and segmented markets that are constantly changing.
•Our Class A Common Stock has been delisted by the NYSE, based on our Chapter 11 Cases and we cannot provide assurances that shares of our Class A Common Stock will be freely tradable over any other exchanges, whether the OTC Markets, the Pink Open Market (aka the "Pink Sheets") or otherwise.

If we are unable to adequately address these and other risks we face, our business, results of operations, financial condition, liquidity and/or prospects may be harmed.

Item 1. Business

Overview

The Chapter 11 Cases, the Restructuring Support Agreement, the DIP Credit Agreement and the Tax Receivable Agreement

As previously disclosed in Current Reports on Form 8-K filed by the Company on February 5, 2024 and February 7, 2024 with the SEC, on February 4, 2024, the Company and certain of its direct and indirect subsidiaries (such subsidiaries, together with the Company, the "Debtors") entered into a Restructuring Support Agreement (together with the Restructuring Term Sheet and all other exhibits and schedules attached thereto, the “RSA”) with lenders holding approximately (x) 86% of its secured revolving and term loan debt and (y) 92% of its senior unsecured notes (collectively, the “Consenting Creditors”), which, among other things, sets forth the principal terms of a proposed financial restructuring (the “Restructuring”) of the existing capital structure of the Company in voluntary cases (the “Chapter 11 Cases”) commenced by the Debtors beginning on February 4, 2024 in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) under chapter 11 of title 11 of the U.S. Code (the “Bankruptcy Code”).

The Chapter 11 Cases are being jointly administered under Case No. 24-10164. The Debtors continue to operate their business and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Debtors have filed and received Bankruptcy Court approval of various “first day” motions requesting customary relief that enable the Company to transition into chapter 11 protection without material disruption to its ordinary course operations. Capitalized terms used but not defined in this discussion of the RSA have the meanings ascribed to them in the RSA or the DIP Credit Agreement (as defined below), as applicable.

The filing of the Chapter 11 Cases constitutes an event of default that permits acceleration of the Company’s obligations under the following debt instruments (the “Debt Instruments”):

•Indenture, dated as of September 30, 2021, by and among Cano Health, LLC as issuer, the guarantors party thereto and U.S. Bank National Association, as trustee, relating to the 6.250% Senior Notes due 2028;

•Credit Agreement, dated November 23, 2020 (as amended and restated, supplemented, waived or otherwise modified from time to time), by and among Cano Health, LLC, Primary Care (ITC) Intermediate Holdings, LLC, Credit Suisse AG, Cayman Islands Branch, as administrative agent and the lenders party thereto from time to time; and

•Credit Agreement, dated as of February 24, 2023 (as amended and restated, supplemented, waived or otherwise modified from time to time), by and among Cano Health, LLC, Primary Care (ITC) Intermediate Holdings, LLC, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent.

In addition, the filing of the Chapter 11 Cases, may have resulted in the acceleration of the Company’s obligations under the Tax Receivable Agreement.

Any efforts to enforce payment obligations under the Debt Instruments and the Tax Receivable Agreement are automatically stayed as a result of the filing of the Chapter 11 Cases and the rights of enforcement in respect of the Debt Instruments and the Tax Receivable Agreement are subject to the applicable provisions of the Bankruptcy Code.

The RSA contemplates, among other things, that:
•The Restructuring will be consummated either pursuant to (i) an acceptable plan of reorganization premised on the restructuring transactions described in the RSA (the “Stand-Alone Restructuring Plan”) in the event that a WholeCo Sale Transaction Election (defined below) is not made or (ii) a sale transaction for all or substantially all of the Debtors’ assets (a “WholeCo Sale Transaction”), either of which may be coupled with the sale of one or more certain discrete businesses and assets (each, a “Discrete Asset Sale”).

•Following the Petition Date, the Debtors would conduct a marketing process with a scope acceptable to the Required DIP Lenders and the Requisite Consenting Creditors for a WholeCo Sale Transaction, and would continue to pursue Discrete Asset Sales.

•The Required DIP Lenders and the Requisite Consenting Creditors shall have the right to elect, at any time during the period commencing on the Initial IOI Deadline and ending on the Voting Deadline, to pursue a WholeCo Sale Transaction (such election, the “WholeCo Sale Transaction Election”) in parallel to the Stand-Alone Restructuring Plan, and the Debtors, the Required DIP Lenders, and Requisite Consenting Creditors shall reasonably agree as promptly as possible, but in no event more than 5 Business Days after the date of the WholeCo Sale Transaction Election, on the form and timing of reasonable milestones (the “Sale Milestones”) that shall govern the pursuit of a WholeCo Sale Transaction (the “Sale Process”), which shall be pursued by the Debtors.

•If the Required DIP Lenders and the Requisite Consenting Creditors make a WholeCo Sale Transaction Election and the Debtors fail to agree on Sale Milestones or decline to pursue the WholeCo Sale Transaction, then such event shall be an Event of Default under the DIP Credit Agreement; provided that the exercise of remedies on account of such Event of Default shall be subject to a remedies notice period that is the greater of 2 Business Days and any applicable period provided in the DIP Order.

•If, during the Sale Process, the Debtors receive a binding bid that the Debtors, the Required DIP Lenders, and the Requisite Consenting Creditors mutually agree (each in their reasonable discretion) represents a binding and superior transaction to the Stand-Alone Restructuring, the Debtors, with the consent of the Required DIP Lenders and Requisite Consenting Creditors, shall pursue the WholeCo Sale Transaction and not the Stand-Alone Restructuring.

•In connection with the Stand-Alone Restructuring Plan, the Debtors and the Requisite Consenting Creditors will be permitted to pursue and negotiate with any third party the terms of a strategic plan sponsorship investment to acquire Reorganized Equity in accordance with the terms of the RSA (a “Plan Sponsorship Investment”).

•The Debtors shall use commercially reasonable efforts to subordinate the TRA Claims (which subordination may be sought pursuant to a motion or an Acceptable Plan).

•The RSA contemplates, in the event the Debtors pursue the Stand-Alone Restructuring Plan:
◦A dollar-for-dollar conversion of the Allowed DIP Claims (including all accrued and unpaid interest, fees, premiums, and other obligations on account of the DIP Loans (other than, for the avoidance of doubt, the Participation Fee)), less the Exit Paydown Amount into Exit Facility Loans under the Exit Facility, (ii) the Participation Fee for Allowed DIP Claims paid in Reorganized Equity and (iii) a cash payment equal to the Exit Paydown Amount;
◦The pro rata distribution to holders of First Lien Claims of (i) the 1L Distribution Exit Facility Loans, (ii) 100% of the Reorganized Equity issued on the Effective Date, subject to dilution on account of the Participation Fee, any Plan Sponsor Equity Share, a post-emergence management incentive plan (the “MIP”) and the GUC Warrants (defined below) and (iii) the Net Proceeds of any Plan Sponsorship Investment or Discrete Asset Sale; and
◦The pro rata distribution to holders of General Unsecured Claims of (i) warrants to purchase, after giving effect to the Restructuring, 5% of the total outstanding Reorganized Equity (subject to dilution by the Participation Fee, any Plan Sponsor Equity Share, and the MIP), exercisable for a 5-year period commencing on the Effective Date which will be struck at par value plus the accrued value of the First Lien Claims and they will have no Black-Scholes protection (the “GUC Warrants”), (ii) either, (x) the net cash proceeds or (y) distribution, of the MSP Recovery Class A Stock outstanding as of the Petition Date, and (iii) the recovery, if any, on account of the Litigation Trust Causes of Action assigned or otherwise transferred to the Post-Confirmation Litigation Trust.

•In the event the Debtors pursue a WholeCo Sale Transaction, the RSA contemplates that all Allowed DIP Claims (including all accrued and unpaid interest, fees, premiums, and other obligations on account of the DIP Loans, including, for the avoidance of doubt, the Participation Fee) will be repaid in full and in cash; provided, that, as agreed in the Final DIP Order, in the event the net proceeds of the WholeCo Sale Transaction are sufficient to repay in full in cash all Allowed DIP Claims (without taking into account the Participation Fee), the Participation Fee shall be waived. Each holder of an Allowed First Lien Claim will receive its pro rata share of the Net Proceeds of the WholeCo Sale Transaction after the amount paid to satisfy in full all Allowed DIP Claims. Holders of General Unsecured Claims

would then receive their pro rata share of (i) the Net Proceeds of the WholeCo Sale Transaction, if any, after the satisfaction of all allowed priority claims, (ii) either, (x) the net cash proceeds or (y) distribution, of the MSP Recovery Class A Stock outstanding as of the Petition Date, and (iii) the recovery, if any, on account of the Litigation Trust Causes of Action assigned or otherwise transferred to the Post-Confirmation Litigation Trust.

•In the event the Debtors, with the consent of the Requisite Consenting Creditors (such consent not to be unreasonably withheld), close a Discrete Asset Sale during the Chapter 11 Cases, (i) the Net Proceeds of such sale would be applied by the Debtors to reduce, on a dollar-for-dollar basis, the DIP Loans and (ii) the Debtors may retain a portion of the net proceeds released in connection with such Discrete Asset Sale to be used for general corporate purposes and to fund the Debtors’ operations during the Chapter 11 Cases, in each case subject to the consent of the Required DIP Lenders.

The RSA also contemplates, among other things, that:

•No later than 1 day after the Petition Date, the Company shall have filed with the Bankruptcy Court the RSA, Lease Rejection Motion and DIP Motion;

•No later than 3 days after the Petition Date, the Bankruptcy Court shall have entered the Interim DIP Order;

•No later than 35 days after the Petition Date, the Bankruptcy Court shall have entered the Final DIP Order;

•No later than 45 days after the Petition Date, the Company shall obtain a credit rating for DIP Facility; provided, that the Debtors will use commercially reasonable efforts to meet this Milestone, which may be extended in event of delay of applicable ratings agency;

•No later than 90 days after the Petition Date, the Company shall have commenced a hearing on the Disclosure Statement;

•No later than 90 days after the Petition Date, the Bankruptcy Court shall have entered an order approving the Disclosure Statement;

•No later than 125 days after the Petition Date, the Company shall have commenced the Confirmation Hearing; and

•No later than 140 days after the Petition Date the Effective Date shall have occurred; provided, that such date shall be automatically extended by up to 45 days if the Effective Date has not occurred solely due to any healthcare-related regulatory approvals, antitrust approval, or any foreign investment regulatory approval (the “Regulatory Extension”).

The foregoing description of the RSA and the transactions and documents contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the RSA.

In connection with the Chapter 11 Cases and pursuant to the terms of the RSA, upon the entry of the Interim DIP Order, on February 7, 2024 Cano Health, LLC and Primary Care (ITC) Intermediate Holdings, LLC entered into a Senior Secured Superpriority Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”), with Wilmington Savings Fund Society, FSB, as administrative agent (the “Administrative Agent”), and the lenders from time to time party thereto (collectively, the “DIP Lenders”).

The DIP Lenders have provided new financing commitments to Cano Health, LLC under a new money delayed draw term loan facility (the “DIP Facility”) in an aggregate principal amount of $150 million. Under the DIP Facility, (i) $50 million was funded to the Company on February 7, 2024 following Bankruptcy Court approval of the DIP Facility on an interim basis (the “Interim DIP Order”), and (ii) $100 million was made available to be drawn following Bankruptcy Court approval of the DIP Facility on a final basis (the “Final DIP Order”) on March 6, 2024.

Borrowings under the DIP Facility will bear interest at the rate of, at the election of Cano Health, LLC, (i) SOFR plus 11.00% or (ii) alternate base rate plus 10.00%. The DIP Lenders will receive participation fees in an amount equal to 15% of the aggregate commitments under the DIP Facility payable in shares of the Reorganized Equity of the Company, provided that, to the extent that a WholeCo Sale Transaction is consummated, the participation fee shall be payable in cash on such date, rather than in Reorganized Equity of the Company; provided further, that, in the event the net proceeds of the WholeCo Sale Transaction are sufficient to repay in full in cash all Allowed DIP Claims (without taking into account the Participation Fee), the Participation Fee shall be waived. The Consenting Creditors will receive backstop fees in an amount equal to 7.5% of the aggregate commitments under the DIP Facility payable in kind by adding such fees to the aggregate principal amount of the DIP Facility.

The DIP Credit Agreement includes milestones, representations and warranties, covenants, and events of default applicable to the Debtors. As part of the consensual resolution with the Creditors’ Committee of matters relating to the Final DIP Order, the Final DIP Order reflects the Debtors’ and DIP Lenders’ agreement to extend certain of the milestones set forth in the DIP Credit Agreement. Specifically, the Final DIP Order sets forth the following key milestones: (i) entry by the Bankruptcy Court of an order approving the Disclosure Statement no later than 96 days following the Petition Date; (ii) a hearing to approve the Reorganization Transaction no later than 148 days after the Petition Date; and (iii) the effective date of the Reorganization Transaction no later than 162 days after the Petition Date, subject to an automatic extension of up to 45 days if the effective date has not occurred solely due to any pending healthcare-related regulatory approvals or any pending approval under the Hart-Scott-Rodino Act. If an event of default under the DIP Credit Agreement occurs, the Administrative Agent may, among other things, permanently cancel any remaining commitments under the DIP Credit Agreement and declare the outstanding obligations under the DIP Credit Agreement to be immediately due and payable..

The DIP Credit Agreement has a scheduled maturity date that is 8 months from the closing date thereof. The DIP Credit Agreement will also terminate on the date that is the earliest of the following: (i) the scheduled maturity date; (ii) the date on which all amounts owed thereunder become due and payable and the commitments are terminated; (iii) the date on which the Bankruptcy Court orders a conversion of the Chapter 11 Cases to a chapter 7 liquidation or the dismissal of the Chapter 11 Case of any Debtor; (iv) the closing of any sale of assets pursuant to Section 363 of the Bankruptcy Code, which, when taken together with all other sales of assets since the closing of the DIP Credit Agreement, constitutes a sale of all or substantially all of the assets of the Debtors; and (v) the effective date of a plan in the Chapter 11 Cases.

The foregoing description of the DIP Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the DIP Credit Agreement.

As previously disclosed, on February 5, 2024, the staff of NYSE Regulation ("NYSE Regulation") notified the Company that the NYSE Regulation (a) had determined to commence proceedings to delist the Company’s Class A Common Stock from the New York Stock Exchange (the "NYSE") and (b) immediately suspended trading on the NYSE in the Company’s Class A Common Stock pursuant to Section 802.01D of the NYSE Listed Company Manual after the Company commenced the Chapter 11 Cases on February 4, 2024. The NYSE filed a Form 25 with the SEC on February 6, 2024 to initiate such delisting from the NYSE, which delisting became effective on February 16, 2024. Also, as previously disclosed, on November 13, 2023, the NYSE filed a Form 25 with the SEC to initiate delisting the Public Warrants from the NYSE, which delisting became effective on November 23, 2023.

We are a primary care and patient-focused value-based care organization designed with a focus on improved clinical outcomes. Our mission is simple: to improve patient health by delivering superior primary care medical services while forging life-long bonds with our members. Our vision is clear: to become a leader in primary care by improving the health, wellness and quality of life of the communities we serve, while using disciplined cost controls to reduce healthcare costs.

We utilize our value-based care delivery platform and analytical processes to provide care for our members. We provide access to high-quality care to primarily underserved and dual-eligible (i.e., eligible for both Medicare and Medicaid) populations, many of whom live in economically disadvantaged and minority communities, thereby contributing to the revitalization of these communities. We have rapidly expanded to become a well-recognized provider that is primarily focused on Medicare-eligible beneficiaries in Florida, where we can have the greatest positive impact on our members and for our payors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance Metrics” for how we define our members and medical centers. We predominantly enter into capitated contracts with the nation’s largest health plans to provide holistic, comprehensive healthcare for Medicare and Medicaid eligible patients. In 2023, a significant portion of our revenues were from recurring capitated arrangements. We predominantly recognize recurring per member per month capitated revenue, which, in the case of health plans, is a pre-negotiated percentage of the premium that the health plan receives from the CMS. We also provide practice management and administrative support services to independent physicians and group practices that we do not own through our managed services organization relationships, which we refer to as our affiliate providers. Our contracted recurring revenue model is designed to provide us with relatively stable recurring revenue, while rewarding us for providing high-quality care, rather than driving a high volume of services. In this capitated arrangement, our goals are well-aligned with payors and patients alike—the more we improve health outcomes, the more profitable we will be over time.

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

Value-based care refers to the goal of incentivizing healthcare providers to simultaneously increase quality while lowering the cost of care. Value-based care is viewed by many as a superior payor model, because it aligns the incentives of (i) providers, (ii) payors, and (iii) patients, and drives better care and superior patient experiences. In a value-based care model, providers may be able to achieve higher profitability by improving long-term member health outcomes. We believe that the traditional fee-for-service model does not optimally incentivize physicians—it incentivizes volume rather than quality, as physicians are paid solely based on the amount of healthcare services they deliver. This leads to less focus on preventive care and care coordination, which often results in inferior long-term health outcomes and ultimately higher healthcare costs for both payors and patients.

We focus on capitated contracts where we can make the greatest impact. Our value-based model is predominantly driven by contractual arrangements with payors in which we recognize recurring per member per month capitated revenue. These payors include CMS and managed care organizations (or their respective affiliates), such as Humana, UnitedHealthcare, Elevance Health, CVS Health and others contracted by CMS. In return, we are generally responsible for all of the healthcare costs of those members incurred at our primary care locations, in addition to all third-party medical expenses (hospital visits, specialist services, surgical services, prescription drug costs, etc.).

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

Patients: At our owned medical centers or through our affiliate providers, our members have access to modern facilities to receive primary care services. They also have access to same or next day appointments, integrated virtual care, wellness services, ancillary services (such as physiotherapy), home services, transportation, telemedicine and a 24/7 urgency line, all without additional cost to them. This broad-based care model is critical to our success in delivering care to members of low-income communities, including large minority and immigrant populations, with complex care needs, many of whom previously had very limited or no access to quality healthcare.

Payors: Payors want three things: high-quality care, membership growth and effective medical cost management. The quality of our care is reflected in high quality ratings, increasing the premiums paid by CMS to health plans. Our quality primary care providers have driven our membership growth. Finally, we are at risk for our members' medical costs, which helps plans achieve predictable margins.

Providers: Our employed and affiliated physicians receive the tools and multi-disciplinary support they need to focus on medicine, their patients and their families rather than administrative matters, such as pre-authorizations, referrals, billing and coding. They receive ongoing training through regular clinical meetings to review the latest findings in primary care medicine. In addition, our physicians are eligible to receive a bonus based upon optimal patient results, including the reduction in patient emergency room visits and hospital admission, among other metrics.

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

The Cano Health Care Delivery Platform

The key attributes of the Cano Health care delivery platform are:

Clinical excellence: While our members tend to be sicker than the average Medicare patient, we believe they have better outcomes than comparable Medicare patients. We focus on ensuring low mortality rates, as well as a fewer hospital stays and emergency room visits for our members, as measured through hospital admissions per thousand members and emergency room visits per thousand members, respectively. We compare these metrics against Medicare benchmarks as a way to assess performance. We also focus on the HEDIS quality score for our members, a tool used by health plans to measure performance on important dimensions of care and service. We utilize a platform that provides analytics, reporting tools and protocols to physicians and administrative personnel that inform key care management activities by our employees and physicians. With these tools, we develop and implement processes that utilize dynamics risk stratification and drive proactive member engagement to ensure members receive the right care and physicians receive the right support.

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

In particular, we are an important partner for Humana, a market leader among Medicare Advantage plans. In Florida, Humana’s largest Medicare Advantage market, we served more than 32,000 Humana Medicare Advantage members, as of December 31, 2023. Humana has been granted a right of first refusal on any sale, lease, license or other disposition, in one transaction or a series of related transactions, of assets, businesses, divisions or subsidiaries that constitute 20% or more of the net revenues, net income or assets of, or any equity transaction (including by way of merger, consolidation, recapitalization, exchange offer, spin-off, split-off, reorganization or sale of securities) that results in a change of control of, Primary Care (ITC) Intermediate Holdings, LLC (“PCIH”), PCIH’s sole member, Primary Care (ITC) Holdings, LLC, which is referred to herein as the Seller, or the Company or its subsidiary, HP MSO, LLC. If exercised, Humana would have the right to acquire the assets or equity interests by matching the terms of the proposed sale transaction.

Our Multi-Pronged Growth Strategy

Our flexible, multi-pronged growth strategy focuses on executing our Transformation Plan that is designed to: (i) improve our Medical Cost Ratio (“MCR”); (ii) reduce our direct patient expense (“DPE”) and selling, general & administrative (“SG&A”) expenses; (iii) improve our gross profit and Adjusted EBITDA; and (iv) maximize our productivity, cash flow and liquidity. The Transformation Plan primarily includes the following measures:
•Driving medical cost management initiatives to improve our MCR;

•Lowering third party medical costs through negotiations with payors, including restructuring contractual arrangements with payors and specialty network;

•Expanding initiatives to optimize our DPE and SG&A expenses—
◦reducing operating expenses, including reduction of permanent staff; and
◦significantly reducing all other non-essential spending;

•Prioritizing the Company's Medicare Advantage and ACO Reach lines of business through improving patient engagement and access;

•Divesting and consolidating certain assets and operations, inclusive of exiting certain markets —
◦exiting our Puerto Rico operations, which we completed at the end of the fourth quarter of 2023;
◦conducting a strategic review of our Medicaid business in Florida, pharmacy assets and other specialty practices; and
◦consolidating underperforming owned medical centers and delaying renovations and other capital projects;

•Evaluating the performance of our affiliate provider relationship—
◦terminating underperforming affiliate partnerships; and

•Pursuing a comprehensive process to identify and evaluate interest in a sale of the Company, or all or substantially all of our assets, including having engaged advisors to assist in the process

As a result of accelerating these initiatives, the Transformation Plan is now targeted to achieve approximately $290 million of cost reductions by the end of 2024, including approximately $105 million in initiatives currently in process or already implemented. The Company expects to recognize approximately $20 million in pre-tax charges to implement these plans during 2024, consisting principally of lease exit costs and employee termination benefits. The Company expects that substantially all of these charges will be paid in cash over 2024 and 2025.

As part of this strategic shift, the Company also has been engaged in reviewing and continues to review strategic alternatives to recapitalize, refinance or otherwise optimize its capital structure (the “Ongoing Review”), which may ultimately result in the Company pursuing one or more significant corporate transactions or other remedial measures. The Company can provide no assurances that it will be able to satisfy any of the steps outlined above or achieve the expected results of the Ongoing Review.

Direct Contracting / ACO REACH

The Accountable Care Organization Realizing Equity, Access, and Community Health, or ACO REACH, Model is the redesigned version of the Global and Professional Direct Contracting ("GPDC") Model and promotes health equity and focuses on bringing the benefits of accountable care to Medicare beneficiaries in underserved communities. A key aspect of direct contracting is providing new opportunities for a variety of different DCEs to participate in capitated arrangements in Medicare fee-for-service. In this direct contracting model, CMS contracts directly with providers designated as DCEs and is part of CMS’s strategy to drive broader healthcare reform and accelerate the shift from original fee-for-service Medicare toward value-based care models. Relative to existing initiatives, the payment model options also include a reduced set of quality measures that focus more on outcomes and beneficiary experience than on process.

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

Member Changes
We experience member changes throughout the year as existing Medicare Advantage plan members choose our providers and during special enrollment periods when certain eligible individuals can enroll in Medicare Advantage plans during the year. We experience some seasonality with respect to organic enrollment, which is generally higher during the first and fourth quarters, driven by Medicare Advantage plan advertising and marketing campaigns and plan enrollment selections made during the annual open enrollment period. We also grow through serving new and existing traditional Medicare, Affordable Care Act (the "ACA"), Medicaid, and commercial patients.

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

Risk Bearing Provider Regulation

Certain of the states where we operate regulate the operations and financial condition of risk bearing providers like us and our affiliated providers. These regulations can include capital requirements, licensing or certification, requirements to register as a risk-bearing organization, governance controls and other similar matters. While these regulations have not had a material impact on our business to date, as we continue to expand, these rules may require additional resources and capitalization and add complexity to our business.

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

The penalties for a violation of the FCA range from $13,508 to $27,018 per false claim or statement (as of January 31, 2023, and subject to annual adjustments for inflation) for each false claim, plus up to 3 times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the government for each such false claim.

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

The FCA contains so called “qui tam” provisions that permit private citizens, known as relators, to file FCA complaints on behalf of the government. Relators are awarded with a percentage of the damages recovery under any action brought by them that results in a settlement or judgment. The majority of FCA claims are initiated by relators. This aspect of the FCA significantly raises the risk that any provider will at some point be the target of a suit under the FCA’s qui tom provision.

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

Violations of HIPAA by providers like us, including, but not limited to, failing to implement appropriate administrative, physical and technical safeguards, have resulted in enforcement actions and in some cases triggered settlement payments or civil monetary penalties. Penalties for impermissible use or disclosure of PHI were increased by the Health Information Technology for Economic and Clinical Health Act ("HITECH") by imposing tiered penalties of more than $60,226 per violation and up to $1,807 million per year for identical violations. In addition, HIPAA provides for criminal penalties of up to $250,000 and up to 10 years in prison, with the severest penalties for obtaining and disclosing PHI with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm. Further, state attorneys general may bring civil actions seeking either injunction or damages in response to violations of the HIPAA privacy and security regulations that threaten the privacy of state residents. There can be no assurance that we will not be the subject of an investigation (arising out of a reportable breach incident, audit or otherwise) alleging non-compliance with HIPAA regulations in our maintenance of PHI and incur related penalties, fines, damages and related costs and expenses, which could have a material adverse impact on our business, results of operations, financial condition, liquidity, cash flows, reputation and/or stock price.

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

Intellectual Property

Our continued growth and success depend, in part, on our ability to protect our intellectual property and internally developed technology. We primarily protect our intellectual property through a combination of copyrights, trademarks and trade secrets, intellectual property licenses and other contractual rights (including confidentiality, non-disclosure and assignment-of-invention agreements with our employees, independent contractors, consultants and companies with which we conduct business). We continually assess the most appropriate methods of protecting our intellectual property and may decide to pursue additional available protections in the future.

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

Human Capital Management

Human Capital Management (HCM) is critical for the organization as it focuses on effectively managing and maximizing the value of our people. Our associates are attracted and are engaged by a culture driven to serve. We employ over 300 providers (i.e., doctors, nurse practitioners, and physician assistants), all dedicated to delivering primary medical care. Our medical health centers are mostly in underserved and dual eligible (i.e., eligible for Medicare and Medicaid) communities, which generally represent economically disadvantaged minorities. In total, we had approximately 2,700 active employees as of December 31, 2023.

Our mission is simple: to improve patient health by delivering superior primary health care, while forging a lifelong bond with our members.

We believe that our “People,” namely our doctors, clinical professionals, and all care supporting roles is our most important asset and we believe that our values set us apart and ahead.

•“Patient Centered” caring is in our DNA — we treat our patients like family.
•“Service Focused”— there is always an opportunity to demonstrate how important our patients are to us.
•“Results Oriented”— we focus on enhancing patient wellbeing.
•“Trustworthy & Transparent”— we provide a personalized and caring experience.
•“Continually Improving”— we are persistent and excited about our pursuit of health care excellence.

Our Chief People Officer (“CPO”) reports directly to the Chief Executive Officer and regularly engages with our Board of Directors and the Compensation Committee. The role is responsible for overseeing the organization’s human capital management strategy and Human Resources functions. The CPO is critical to shaping the organization’s culture, fostering a productive and positive work environment, and ensuring that the Company's human capital aligns with the strategic goals of the business and, the primary health care of our patients. The Human Resources Team is responsible for significant core functions that support the workforce in the following areas: Talent Acquisition, Change Management, Workplace Policy, and Procedures, Learning and Development, Performance Management and Succession Planning, Employee Relations & Engagement, Compensation and Total Rewards, HR Technology and Risk Management/Compliance. Through its functional experts, the team serves as a trusted strategic partner to our management team, providers, and all associates.
Talent Acquisition

Leading efforts to attract, recruit and retain top talent. This includes workforce planning, employer branding and recruitment strategies. We are proud of the internal upward mobility we offer associates, as we promote heavily from within.

Learning & Development

Implementing programs to develop and upskill associates increases productivity, performance, job satisfaction and employee retention. In every workplace environment, adaptability to change is necessary and required. Enhancing associate skills is designed to provide an adaptable workforce and aligns with our organizational goals, while developing our future leaders. The investment in learning is vital for maintaining a skilled and motivated workforce, ultimately contributing to long-term success and professional growth, which overall boosts individual and team performance levels. Cano University offers associates instructed led and self-paced courses. Our Patient Experience trainers are dedicated to ensure that patient facing associates exhibit top-tier soft skills when interacting with members, to provide for a first class patient experience.

Employee Engagement and Satisfaction

We are committed to an associate appreciation and recognition workplace environment. Engaged and satisfied associates are more likely to be productive and contribute positively to the workplace. We proudly pay tribute and showcase our associate accomplishments on CanoNet. We promote innovation and creativity by cultivating a culture that encourages the associates to feel empowered and share ideas that will contribute to the organization’s innovation efforts.

Diversity and Inclusion

We strive to make diversity, equality, and inclusion a priority. As of December 31, 2023, approximately 75% of our total headcount was female and over 90% of our total headcount identified as part of a minority group. Among our affiliated physicians and other clinical professionals, approximately 47% was female and approximately 42% identified as part of a minority group. Among the executive and senior executive level and manager group, approximately 68% was female and approximately 90% identified as part of a minority group.

Health & Well Being

We care about the health and well-being of our associates and their families. We encourage healthy habits and inspire individuals to take responsibility for their wellbeing by advocating a well work/life balance. If we care for each other, we can continue to take great care of our patients and take great care of our business.

We provide all eligible associates with 24 hours/7 days a week access to an Employee Assistance Program (“EAP”) that offers free and confidential counseling, guidance, and support. Our EAP addresses a broad and complex body of issues affecting mental and emotional well-being, such as alcohol and other substance abuse, stress, grief, family problems, and psychological disorders. The EAP is designed to help our associates manage through life difficulties in efforts to lead happier and more productive lives at home and at work.

Compensation, Benefits & Total Rewards

We strive to manage the design and implementation of competitive compensation and benefits to attract and retain top talent. We value our associates dedication and their contributions. We take great care to ensure that our compensation packages are reflective of the market value for the work that our colleagues perform. We also understand that providing a comprehensive suite of benefits is essential to attracting, retaining, and engaging top talent. In addition to base salaries, these offerings include a combination of annual cash bonuses, stock-based compensation awards, a 401(k) Plan, medical, dental, vision and short/long term insurance benefits, health savings and flexible spending accounts, paid time off, leave benefits, employee assistance programs, and continuing education.

Compliance

Fundamental to our core values are people and a culture of integrity. Our Compliance Department is led by our Chief Compliance Officer & General Counsel. The Compliance Program is supported by a written compliance plan, which details the components, organizational structure and operational aspects of the Compliance Program. The Compliance Program is supported by numerous operational policies and procedures. Some of the key elements that are critical to its success include: (i) maintaining and continually updating a written Code of Business Conduct and Ethics and related policies; (ii) conducting new hire and annual compliance training for all associates; (iii) exclusion screening; and (iv) compliance reporting mechanisms, follow-on investigations and the imposition of disciplinary measures, up to and including termination. Annual participation in compliance training related to ethics, environment, health and safety, and emergency responses are at above 95%.

As another compliance tool, effective in October 2023, the Company adopted the Executive Compensation Recovery Policy (the “Clawback Policy”), which is filed as an exhibit attached to this 2023 Form 10-K, the contents of which are incorporated by reference into this description in their entirety. Capitalized terms used in this description shall have their meanings as ascribed in the Clawback Policy. The Clawback Policy is designed to facilitate the Company’s ability to promptly recover Erroneously Awarded Compensation from Covered Persons and Participating Employees if the Company is required to prepare a Material Financial Restatement, subject to limited exceptions. The Clawback Policy also provides that the Company may seek to recover up to 100% of a Covered Person’s and/or Participating Employee’s Incentive-Based Compensation under circumstances where such person’s involvement in the Material Financial Restatement involved any of the following: (i) willful, knowing or intentional misconduct or a willful, knowing or intentional violation of the Company’s Code of Business Conduct and Ethics and/or any of the Company’s rules or any applicable legal or regulatory requirements in the course of the Covered Person’s or the Participating Employee’s employment; or (ii) fraud in the course of the Covered Person’s or the Participating Employee’s employment. Under the Clawback Policy, Covered Persons are not entitled to indemnification in respect of any Erroneously Awarded Compensation recovered under such policy. The Clawback Policy is overseen by the Company’s Compensation Committee.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may obtain copies of our Securities and Exchange Commission (the "SEC") filings, free of charge, from the SEC's website at www.sec.gov.

We maintain a corporate website at investors.canohealth.com/ir-home. Our annual proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those statements and reports, filed or furnished pursuant to the Exchange Act, are available free of charge in the “Investors” section of our website as soon as reasonably practicable after such materials are filed with or furnished to the SEC.

In addition, we regularly use our website to post information regarding our business and we encourage investors to use our website, particularly the information in the section entitled “Investors,” as a source of information about us. The information posted on our website is not incorporated into or deemed a part of this 2023 Form 10-K.

Item 1A.    Risk Factors

You should carefully consider the risks and uncertainties described below, together with the other information in this 2023 Form 10-K, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, reputation, revenue, financial condition, results of operations, liquidity, cash flows and/or future prospects, in which event the market price of our Class A Common Stock could decline, and you could lose part or all of your investment in us. Unless otherwise indicated, reference in this section and elsewhere in this 2023 Form 10-K to our business being adversely affected, negatively impacted or harmed will include an adverse effect on, or a negative impact or harm to, the business, reputation, financial condition, results of operations, liquidity cash flows, stock price, revenue and our future prospects. The material and other risks and uncertainties summarized above and described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This 2023 Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See the section titled “Cautionary Note Regarding Forward-Looking Statements.”

Risks Associated with Chapter 11 Cases

We are subject to the risks and uncertainties associated with the Chapter 11 Cases.

For the duration of our Chapter 11 Cases, our operations and our ability to develop and execute our business strategy, as well as our continuation as a going concern, are subject to the risks and uncertainties associated with bankruptcy. These risks include the following:

•our ability to develop, confirm and consummate a chapter 11 plan or alternative restructuring transaction;

•our ability to obtain and/or maintain court approval with respect to motions filed in the Chapter 11 Cases from time to time;

•our ability to operate within the restrictions and the liquidity limitations of the DIP Credit Agreement and any related orders entered by the Bankruptcy Court in connection with the Chapter 11 Cases;

•our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan of reorganization post-emergence;

•our ability to maintain our relationships with our suppliers, vendors, payors, patients, physicians, customers, employees and other third parties;

•our ability to maintain contracts that are critical to our operations;

•our ability to execute on our business plan;

•our ability to attract, motivate and retain key employees;

•the high costs of bankruptcy and related fees;

•the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;

•the ability of third parties to seek and obtain court approval to terminate or shorten the exclusivity period for us to propose and confirm a chapter 11 plan, to appoint a chapter 11 trustee, or to convert the Chapter 11 Cases to a chapter 7 proceeding;

•the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 Cases that may be inconsistent with our plans and;

•uncertainties and continuing risks associated with our ability to achieve our stated goals and continue as a going concern.

Delays in our Chapter 11 Cases increase the risks of us being unable to reorganize our business and emerge from bankruptcy and increase our costs associated with the bankruptcy process.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events associated with our Chapter 11 Cases could adversely affect our relationships with our suppliers, vendors, payors, patients, physicians, customers, employees and other third parties, which in turn could adversely affect our operations and financial condition. Also, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with our Chapter 11 Cases, we cannot accurately predict or quantify the ultimate impact of events that will occur during our Chapter 11 Cases that may be inconsistent with our plans.

Operating under Bankruptcy Court protection for a long period of time may harm our business.

Our future results are dependent upon the successful confirmation and implementation of a plan of reorganization or WholeCo Sale Transaction. A long period of operations under Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as the Chapter 11 Cases continue, our senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. A prolonged period of operating under Bankruptcy Court protection also may make it more difficult to retain management and other key personnel necessary to the success and growth of our business.

Additionally, so long as the Chapter 11 Cases continue, we will be required to incur significant costs for professional fees and other expenses associated with the administration of the Chapter 11 Cases. We have secured commitments for the DIP Facility in an aggregate principal amount of $150 million, which was approved by the Bankruptcy Court on an interim basis on February 7, 2024 and on a final basis on March 6, 2024.

Furthermore, we cannot predict the ultimate amount of all settlement terms for the liabilities that will be subject to a plan of reorganization. Even once a plan of reorganization is approved and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders and other counterparties to do business with a company that recently emerged from the Chapter 11 Cases.

The Chapter 11 Cases limit the flexibility of our management team in running our business.

While we operate our businesses as debtors-in-possession under supervision by the Bankruptcy Court, we are required to obtain the approval of the Bankruptcy Court and, in some cases, certain lenders prior to engaging in activities or transactions outside the ordinary course of business. Bankruptcy Court approval of non-ordinary course activities entails preparation and filing of appropriate motions with the Bankruptcy Court, negotiation with creditors’ committees and other parties-in-interest and one or more hearings. The creditors’ committees and other parties-in interest may be heard at any Bankruptcy Court hearing and may raise objections with respect to these motions. This process may delay major transactions and limit our ability to respond quickly to opportunities and events in the marketplace. Furthermore, in the event the Bankruptcy Court does not approve a proposed activity or transaction, we would be prevented from engaging in activities and transactions that we believe are beneficial to us.

We may not be able to obtain confirmation of a chapter 11 plan of reorganization.

To emerge successfully from Bankruptcy Court protection as a viable entity, we must meet certain statutory requirements with respect to adequacy of disclosure with respect to the plan of reorganization, solicit and obtain the requisite acceptances of such a plan and fulfill other statutory conditions for confirmation of such a plan, which have not occurred to date. The confirmation process is subject to numerous, unanticipated potential delays, including a delay in the Bankruptcy Court’s commencement of the confirmation hearing regarding our plan of reorganization.

We may not receive the requisite acceptances of constituencies in the Chapter 11 Cases to confirm our plan. Even if the requisite acceptances of our plan are received, the Bankruptcy Court may not confirm such a plan. The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors including, without limitation, the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims or subordinated or senior claims). If a chapter 11 plan of reorganization is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims.

There can be no assurance as to whether we will successfully reorganize and emerge from the chapter 11 Cases or, if we do successfully reorganize, as to when we would emerge from the Chapter 11 Cases. If we are unable to successfully reorganize, we may not be able to continue our operations.

Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.

We face uncertainty regarding the adequacy of our liquidity and capital resources. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 Cases and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 Cases. In addition, we must comply with the covenants of our DIP Credit Agreement and other agreements associated therewith in order to continue to access our borrowings thereunder. We cannot assure you that cash on hand, cash flow from operations and the DIP Facility will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to the Chapter 11 Cases until we are able to emerge from the Chapter 11 Cases.

Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to comply with the terms and conditions of our DIP Credit Agreement and associated agreements, (ii) our ability to comply with the terms and conditions of any cash collateral order that may be entered by the Bankruptcy Court in connection with the Chapter 11 Cases, (iii) our ability to maintain adequate cash on hand, (iv) our ability to generate cash flow from operations, (v) our ability to develop, confirm and consummate a chapter 11 plan or other alternative restructuring transaction, and (vi) the cost, duration and outcome of the Chapter 11 Cases.

As a result of the Chapter 11 Cases, our financial results may be volatile and may not reflect historical trends.

During the Chapter 11 Cases, we expect our financial results to continue to be volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the bankruptcy filing. In addition, if we emerge from chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to a plan of reorganization. We also may be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Our financial results after the application of fresh start accounting also may be different from historical trends.

We may be subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on our financial conditions and results of operations.

The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to the commencement of the Company's Chapter 11 Cases on February 4, 2024, or before confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and/or (ii) would be discharged in accordance with the terms of the plan of reorganization. Any claims not ultimately discharged through the plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.

The Debtors may be unable to comply with restrictions imposed by the agreements governing the DIP Facility and the Debtors' other financing arrangements.

The agreements governing the DIP Facility impose a number of obligations and restrictions on the Debtors. The Debtors’ ability to borrow under the DIP Facility is subject to the satisfaction of certain customary conditions precedent set forth in the DIP Credit Agreement. Covenants of the DIP Facility would include general affirmative covenants, as well as negative covenants such as prohibiting us from incurring or permitting debt, investments, liens or dispositions unless specifically permitted. Failure to comply with these covenants would result in an event of default under the DIP Facility and permit the lenders thereunder to exercise remedies under the loan documentation for the DIP Facility. The Debtors’ ability to comply with these provisions may be affected by events beyond their control and their failure to comply, or obtain a waiver in the event the Debtors cannot comply with a covenant, could result in an event of default under the agreements governing the DIP Facility and the Debtors’ other financing arrangements.

We may experience increased levels of employee attrition as a result of the Chapter 11 Cases.

As a result of the Chapter 11 Cases, we may experience increased levels of employee attrition, and our employees likely will face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incentivize key employees to remain with us through the pendency of the Chapter 11 Cases may be limited by restrictions on implementation of incentive programs under the Bankruptcy Code. The loss of services of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material adverse effect on our business, financial condition and results of operations. In order to mitigate the risk of attrition of key employees, the Debtors implemented a key employee retention plan in January 2024, which was disclosed to the Bankruptcy Court in a filing on February 4, 2024 (Docket No. 6) and may be subject to approval by the Bankruptcy Court at a later date.

Senior management may leave the Debtors during the pendency of the Chapter 11 Cases if not adequately compensated.

The Bankruptcy Code limits a debtor’s ability to pay bonus compensation to insiders absent court approval. If we are unable to obtain sufficient creditor support and court approval of any insider incentive bonus program, our senior management team will be substantially under compensated compared to both our market peers and their compensation prior to the Chapter 11 Cases. There can be no assurance that members of management will continue to work for the Company under such circumstances. Should the Company lose all or part of the senior management team during the pendency of the Chapter 11 Cases, we may experience substantial disruption and value destruction as a result.

Our post-bankruptcy capital structure is yet to be determined, and any changes to our capital structure may have a material adverse effect on existing debt and security holders, including holders of our Class A and Class B Common Stock.

Our post-bankruptcy capital structure has yet to be determined and will be set pursuant to a plan that requires Bankruptcy Court approval. The RSA provides for the conversion of nearly $1 billion in secured debt to a combination of new debt and full equity ownership in the reorganized company. It also allows for solicitation of strategic partnerships and potential offers – including the sale of the Company or substantially all its assets – that may result in a value-maximizing outcome to the Company's stakeholders. Such new debt may be issued at different interest rates, payment schedules and maturities than our existing debt securities. The success of a reorganization through any such exchanges or modifications will depend on approval of a chapter 11 plan of reorganization by the Bankruptcy Court and the willingness of existing debt and security holders, as applicable, to agree to the exchange or modification, subject to the provisions of the Bankruptcy Code, and there can be no guarantee of success. If such exchanges or modifications are successful, holders of our debt or of claims against us may find their holdings no longer have any value or are materially reduced in value, or they may be converted to equity and be diluted or may be modified or replaced by debt with a principal amount that is less than the outstanding principal amount, longer maturities and reduced interest rates. Holders of our Class A and Class B Common Stock may also find that their holdings no longer have any value and face highly uncertain or no recoveries under a court-approved plan. There can be no assurance that any new debt or equity securities will maintain their value at the time of issuance. If existing debt or equity holders are adversely affected by a reorganization, it may adversely affect our ability to issue new debt or equity in the future. Although we cannot provide assurances as to how the claims and interests of stakeholders in the Chapter 11 Cases, including holders of Class A and Class B Common Stock, will ultimately be resolved, we expect that holders of our Class A and Class B Common Stockholders will not receive a recovery through any court-approved plan, unless the holders of more senior claims and interests, such as secured and unsecured indebtedness (which is currently trading at a significant discount), approve of any such recovery. Consequently, there is a significantly high likelihood that the holders of our Class A and Class B Common Stock will receive no recovery under the Chapter 11 Cases and that our existing outstanding shares of Class A and Class B Common Stock will be cancelled and extinguished with no recovery.

Any Chapter 11 plan that we may implement will likely be based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, or adverse market conditions persist or worsen, our plan may be unsuccessful in its execution.

Any Chapter 11 plan that we may implement will affect both our capital structure and the ownership, structure and operation of our remaining businesses and will likely reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to substantially change our capital structure; and (ii) the overall strength and stability of general economic conditions, both in the U.S. and in global markets. The failure of any of these factors could materially adversely affect the successful reorganization of our businesses.

In addition, any plan of reorganization will likely rely upon financial projections, including with respect to revenues, consolidated Adjusted EBITDA, capital expenditures, debt service and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. In our case, the forecasts will be even more speculative than normal, because they may involve fundamental changes in the nature of our capital structure. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful implementation of any plan of reorganization.

We may be subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on our financial condition and results of operations.

The Bankruptcy Code provides that the confirmation of a Chapter 11 plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization; and (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization. The Company is not currently aware of any material claims that would not be discharged in the Chapter 11 Cases, however, any claims not ultimately discharged through a Chapter 11 plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.

In certain instances, the Chapter 11 Cases may be converted to liquidation proceedings under Chapter 7 of the Bankruptcy Code.

While we have entered into the RSA and commenced the Chapter 11 Cases, there can be no assurances as to whether we will successfully reorganize and emerge from the Chapter 11 Cases or, if we do successfully reorganize, as to when we would emerge from the Chapter 11 Cases. If the Bankruptcy Court finds that it would be in the best interest of creditors and/or the Debtors, the Bankruptcy Court may convert our Chapter 11 Cases to liquidation proceedings under chapter 7 of the Bankruptcy Code. In such event, a chapter 7 trustee would be appointed or elected to liquidate the Debtors’ assets for distribution in accordance with the priorities established by the Bankruptcy Code. The Debtors believe that liquidation under chapter 7 would result in significantly smaller distributions being made to the Debtors’ creditors than those provided for in a chapter 11 plan through the Chapter 11 Cases or reorganization because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a disorderly fashion over a short period of time rather than reorganizing or selling in a controlled manner the Debtors’ businesses as a going concern, (ii) additional administrative expenses involved in the appointment of a chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

The Chapter 11 Cases are expected to cause shares of our Class A and Class B Common Stock to decrease in value materially and render them worthless.

We have a substantial amount of indebtedness that is senior to the Company’s existing shares of Class A and Class B Common Stock in our capital structure. If a chapter 11 plan of reorganization implementing the transactions contemplated under the RSA is approved by the Bankruptcy Court, we expect that shares of our Class A and Class B Common Stock will be cancelled, with no recovery. Consequently, there is a high likelihood that the holders of our Class A and Class B Common Stock will receive no recovery under the Chapter 11 Cases and that shares of our Class A and Class B Common Stock will decrease in value materially until they are cancelled and extinguished, without any recovery.

Trading in shares of our Class A Common Stock during the pendency of the Chapter 11 Cases is highly speculative and you could lose all or part of your investment.

The price of shares of our Class A Common Stock has been volatile following the commencement of the Chapter 11 Cases and they are expected to decrease in value and may ultimately be cancelled, without any recovery pursuant to a chapter 11 plan of reorganization approved by the Bankruptcy Court. Accordingly, any trading in our Class A Common Stock during the pendency of our Chapter 11 Cases is highly speculative and poses substantial risks of experiencing a complete loss to purchasers of our Class A Common Stock. We cannot assure you that there will be any active trading market or liquidity for your shares of our Class A Common Stock, your ability to sell your shares of our Class A Common Stock when desired may be extremely limited or non-existent, and the prices that you may obtain, if any, for your shares of our Class A Common Stock are highly likely to be adversely impacted by the Chapter 11 Cases.

In the past, following periods of extreme volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. Securities litigation against us could result in substantial costs and a diversion of our management’s attention and resources.

Our delisting by the NYSE could adversely affect the value and liquidity of your shares of our Class A Common Stock, which may ultimately be cancelled and extinguished without any recovery pursuant to a chapter 11 plan of reorganization approved by the Bankruptcy Court .

As previously disclosed, on February 5, 2024, NYSE Regulation notified the Company that NYSE Regulation had determined to (a) commence proceedings to delist the Company’s Class A Common Stock from the NYSE and (b) immediately suspended trading on the NYSE in the Company’s Class A Common Stock pursuant to Section 802.01D of the NYSE Listed Company Manual after the Company commenced the Chapter 11 Cases on February 4, 2024. The NYSE filed a Form 25 with the SEC on February 6, 2024 to initiate such delisting from the NYSE, which delisting became effective on February 16, 2024. Delisting our Class A Common Stock may adversely impact its liquidity, impair our stockholders’ ability to buy and sell shares of our Class A Common Stock, impair our ability to raise capital, and the market price of our Class A Common Stock could decrease significantly. Delisting of our Class A Common Stock could also adversely impact the perception of our financial condition and have additional negative ramifications, including loss of confidence by our payors, patients, physicians, employees and other third parties that do business with us, as well as the loss of institutional investor interest and fewer business opportunities.

The delisting of our Class A Common Stock from the NYSE could adversely affect our ability to attract new investors, reduce the liquidity of our outstanding shares of Class A Common Stock, reduce our ability to raise additional capital, reduce the price at which our Class A Common Stock trades, result in negative publicity and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholders. We cannot assure you that our Class A Common Stock will be listed on another national securities exchange or quoted on an over-the-counter quotation system, such as the OTC Market or Pink Sheets. In addition, delisting of our Class A Common Stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our Class A Common Stock and might deter certain institutions and persons from investing in our securities at all. For these reasons and others, the delisting could adversely affect our business, financial condition, liquidity, cash flows and/or stock price.

Risks Related to Our Indebtedness

Our indebtedness could adversely affect our business, financial condition, results of operations, liquidity, cash flows, stock price and/or prospects.

Our indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations or have less than expected access to funds available under the DIP Facility, we may need to refinance our indebtedness, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.

The filing of the Chapter 11 Cases constitutes an event of default that permits acceleration of the Company’s obligations under the following Debt Instruments:

•Indenture, dated as of September 30, 2021, by and among Cano Health, LLC as issuer, the guarantors party thereto and U.S. Bank National Association, as trustee, relating to the 6.250% Senior Notes due 2028;

•Credit Agreement, dated November 23, 2020 (as amended and restated, supplemented, waived or otherwise modified from time to time), by and among Cano Health, LLC, Primary Care (ITC) Intermediate Holdings, LLC, Credit Suisse AG, Cayman Islands Branch, as administrative agent and the lenders party thereto from time to time; and

•Credit Agreement, dated as of February 24, 2023 (as amended and restated, supplemented, waived or otherwise modified from time to time), by and among Cano Health, LLC, Primary Care (ITC) Intermediate Holdings, LLC, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent.

Any efforts to enforce payment obligations under these Debt Instruments are automatically stayed as a result of the filing of the Chapter 11 Cases and the holders’ rights of enforcement in respect of these Debt Instruments are subject to the applicable provisions of the Bankruptcy Code.

Our levels of indebtedness and the cash flow needed to satisfy our indebtedness have important consequences, including:

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

Our level of indebtedness may place us at a competitive disadvantage to our competitors that are not as highly leveraged. Our indebtedness under the DIP Facility is floating rate debt. For example, borrowings under the DIP Facility bear interest at the rate of, at the Company’s election, (i) SOFR plus 11.00% or (ii) alternate base rate plus 10.00%. As a result, fluctuations in interest rates can and have significantly increased our borrowing costs. Increases in interest rates may directly impact the amount of interest we are required to pay and reduce earnings accordingly. For example, our interest payments in 2022 were $61.2 million, compared to our cash and PIK interest of $95.7 million in 2023. In addition, developments in tax policy, such as the disallowance of tax deductions for interest paid on outstanding indebtedness, could have an adverse effect on our liquidity and our business, financial condition, results of operations, cash flows and/or stock price.

We may be able to incur substantial additional indebtedness in the future. Although the agreements governing our existing indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to several significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial.

As may be approved by the Bankruptcy Court, we expect to use cash flows from operations, plus amounts available under our DIP Facility to meet our financial obligations, including funding our operations, certain indebtedness service requirements and capital expenditures. The ability to make these payments depends on our satisfaction of borrowing conditions under the DIP Facility and our financial and operating performance, which is subject to prevailing economic, industry and competitive conditions and certain financial, business, economic and other factors beyond our control. If these cash flows and amounts available under the DIP Facility are less than expected, we may not be able to satisfy such obligations.

We may not be able to generate sufficient cash flow to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful.

Our ability to manage our outstanding indebtedness depends on our ability to maintain access to amounts available under the DIP Facility and on improving our financial and operating performance, which will be affected by prevailing economic, industry and competitive conditions and by financial, business and other factors beyond our control. We may not be able to maintain a sufficient level of cash flow from operating activities, and we may not be able to satisfy all conditions required to gain access to all funds available under the DIP Facility to permit us to pay the principal, premium, if any, and interest on our indebtedness. Any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in penalties or defaults, which would also harm our ability to incur additional indebtedness.

If our cash flows and capital resources, plus amounts available under the DIP Facility, are insufficient to fund our indebtedness service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or seek to restructure or refinance our indebtedness. Our ability to sell assets may be limited by the terms and conditions of our various debt instruments. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations. These alternative measures may not be successful and may not permit us to meet our scheduled indebtedness service obligations. In the absence of such cash flows and other capital resources, we could face additional substantial liquidity problems and might be required to sell material assets or operations. For example, in September 2023, as part of the Company’s effort to generate additional liquidity, the Company sold to Primary Care Holdings II, LLC ("CenterWell"), a wholly owned subsidiary of Humana Inc. (“Humana”), substantially all of the assets associated with the operation of Cano Health’s senior-focused primary care centers in Texas and Nevada (the "Sale Transaction”) for a total transaction value to the Company of approximately $66.7 million, consisting of approximately $35.4 million in cash paid at closing (of which approximately $1.9 million was withheld for satisfaction of potential indemnification claims), plus the release of certain liabilities owed by Cano Health or its affiliates primarily for centers built under commercial agreements entered into with affiliates of Humana. The net cash proceeds from the Sale Transaction enabled the Company to repay a portion of its outstanding commitment under its revolving credit facility, for which Credit Suisse AG, Cayman Islands Branch is the administrative agent, such that the financial maintenance covenant of this facility was not applicable for the testing period ended September 30, 2023.

As part of its plan to improve cash flow and liquidity, the Company also exited operations within its medical centers in California and New Mexico, actions that were substantially completed by the end of the third quarter of 2023. The Company also exited its Illinois and Puerto Rico markets by the end of the fourth quarter of 2023. These actions are designed to position the Company to focus on and optimize its core Florida Medicare Advantage and ACO REACH assets.

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

If we cannot meet our indebtedness service obligations, the holders of our indebtedness may accelerate such indebtedness, terminate their commitments to make additional loans, cease to make further loans, and, to the extent such indebtedness is secured, foreclose on our assets and we could be forced into liquidation. In such an event, we may not have sufficient assets to repay all of our indebtedness.

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

Our debt instruments restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

Our debt instruments contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including restrictions on our ability to:

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

The DIP Credit Agreement (as modified by the Final DIP Order) includes milestones, representations and warranties, covenants, and events of default applicable to the Debtors. As part of the consensual resolution with the Creditors’ Committee of matters relating to the Final DIP Order, the Final DIP Order reflects the Debtors’ and DIP Lenders’ agreement to extend certain of the milestones set forth in the DIP Credit Agreement. Specifically, the Final DIP Order sets forth the following key milestones: (i) entry by the Bankruptcy Court of an order approving the Disclosure Statement no later than 96 days following the Petition Date; (ii) a hearing to approve the Reorganization Transaction no later than 148 days after the Petition Date; and (iii) the effective date of the Reorganization Transaction no later than 162 days after the Petition Date, subject to an automatic extension of up to 45 days if the effective date has not occurred solely due to any pending healthcare-related regulatory approvals or any pending approval under the Hart-Scott-Rodino Act.. If an event of default under the DIP Credit Agreement occurs, the Administrative Agent may, among other things, permanently cancel any remaining commitments under the DIP Facility and declare the outstanding obligations under the DIP Facility to be immediately due and payable. If the holders of our indebtedness under the DIP Facility accelerate the repayment, we may not have sufficient assets to repay that indebtedness or be able to borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms acceptable to us. As a result of these restrictions, we may be:

•limited in how we conduct our business;
•unable to raise additional debt or equity financing to operate during general economic or business downturns which may require us to convert the Chapter 11 Cases to become liquidation proceedings under Chapter 7 of the Bankruptcy Code; or

•unable to compete effectively or to take advantage of new business opportunities.
These restrictions, along with restrictions that may be contained in agreements evidencing or governing other future indebtedness, may affect our ability to pursue our business strategy and/or achieve our goals.

Any future credit facilities or debt instruments we may issue may contain similar, or potentially more restrictive, events of default as compared to those set forth in the terms of our current debt instruments. All borrowings under the DIP Facility are secured by a first priority pledge of and security interests in substantially all of our assets, and any indebtedness we incur in the future may also be so secured.

A further decline in our operating results or available cash could cause us to experience future difficulties in complying with the covenants contained in the DIP Credit Agreement, which our lenders may be unwilling to waive or amend and could result in our liquidation.

If we were to sustain a further decline in our operating results or available cash, we could experience future difficulties in complying with the covenants contained in the DIP Credit Agreement which our lenders may be unwilling to waive or amend and could results in our converting our Chapter 11 Cases to become liquidation proceedings under Chapter 7 of the Bankruptcy Code. The DIP Credit Agreement (as modified by the Final DIP Order) includes milestones, representations and warranties, covenants, and events of default applicable to the Debtors. As part of the consensual resolution with the Creditors’ Committee of matters relating to the Final DIP Order, the Final DIP Order reflects the Debtors’ and DIP Lenders’ agreement to extend certain of the milestones set forth in the DIP Credit Agreement. Specifically, the Final DIP Order sets forth the following key milestones: (i) entry by the Bankruptcy Court of an order approving the Disclosure Statement no later than 96 days following the Petition Date; (ii) a hearing to approve the Reorganization Transaction no later than 148 days after the Petition Date; and (iii) the effective date of the Reorganization Transaction no later than 162 days after the Petition Date, subject to an automatic extension of up to 45 days if the effective date has not occurred solely due to any pending healthcare-related regulatory approvals or any pending approval under the Hart-Scott-Rodino Act.. If an event of default under the DIP Credit Agreement occurs, the Administrative Agent may, among other things, permanently cancel any remaining commitments under the DIP Facility and declare the outstanding obligations under the DIP Facility to be immediately due and payable.

The failure to comply with such covenants could result in an event of default under the DIP Credit Agreement that may then become immediately due and payable. In addition, should an event of default occur, the lenders under the DIP Credit Agreement could elect to terminate their commitments thereunder, cease making loans and institute foreclosure proceedings against our assets, and we could be forced to convert our Chapter 11 Cases to become liquidation proceedings under chapter 7 of the Bankruptcy Code. If our operating performance declines further, we may in the future need to obtain waivers from the required lenders under our DIP Credit Agreement to avoid being in default, which the lenders may be unwilling to waive or amend. If we breach our covenants under the DIP Credit Agreement and seek a waiver and/or an amendment, we may not be able to obtain a waiver and/or amendment from the required lenders. If this occurs, we would be in default under the DIP Credit Agreement, the lenders could exercise their rights, as described above, and we could be forced to convert our Chapter 11 Cases to become liquidation proceedings under chapter 7 of the Bankruptcy Code.

The terms of the DIP Credit Agreement restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The DIP Credit Agreement contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including restrictions (that are subject to certain qualifications and exceptions) on our ability to:

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

As a result of these covenants, we are limited in the manner in which we conduct our business, and we may be unable to raise additional debt or equity financing to operate during general economic or business downturns, engage in favorable business activities or finance future operations or capital needs or compete effectively or take advantage of new business opportunities. These restrictions may also hinder our ability to pursue our strategy and/or achieve its goals.

The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to comply with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.

A breach of the covenants or restrictions under the DIP Credit Agreement, if not waived or amended, could result in an event of default under such instrument. Such a default may allow the creditors to accelerate the related debt, and foreclose on the Company’s assets securing such indebtedness, consisting of substantially all of the Company’s assets. If the holders of our indebtedness accelerate the repayment, we may not have access to sufficient funds to repay that indebtedness or be able to sell assets to raise funds to repay it, and we may not have the ability to refinance that debt on terms that are acceptable to us. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms acceptable to us. As a result of these restrictions, we may be:

•limited in how we conduct our business;
•unable to raise additional debt or equity financing to operate during general economic or business downturns which may require us to convert the Chapter 11 Cases to become liquidation proceedings under chapter 7 of the Bankruptcy Code; or

•unable to compete effectively or to take advantage of new business opportunities.

These restrictions, along with restrictions that may be contained in agreements evidencing or governing other future indebtedness, may affect our ability to pursue our strategy and/or achieve our goals.

Any future credit facilities or debt instruments we may issue will likely contain similar, or potentially more restrictive, events of default as compared to those set forth in the terms of the DIP Credit Agreement.

Our capital requirements, liquidity and financial condition raise significant risks as to our ability to continue as a going concern.

The Company’s current liquidity as of March 15, 2024 was approximately $46.0 million, consisting of cash and cash equivalents (excluding restricted cash of approximately $35.2 million). The Company currently believes that this amount of liquidity is not sufficient to cover the Company’s operating, investing and financing cash uses for the next 12 months. Management has evaluated the significance of these relevant conditions in relation to the Company’s ability to meet its obligations and has concluded that there is substantial doubt about the Company’s ability to continue as going concern within one year after the date that the financial statements are issued. For additional information, see Note 3, “Going Concern,” in the notes to the consolidated financial statements in Item 8 of Part II of this 2023 Form 10-K.

The Company is pursuing several initiatives to improve its liquidity and net cash, such as reducing operating expenses, selling assets and operations and exiting certain markets. The Company’s efforts to reduce operating expenses include reducing permanent staff, lowering its third-party medical costs through negotiations with payors, consolidating underperforming medical centers, delaying renovations and other capital projects and significantly reducing nonessential spending. Other Company efforts to improve its liquidity include a strategic review of its Medicaid business in Florida, pharmacy assets and other specialty practices. The Company has also closed its medical centers in California, New Mexico, Texas, Nevada, Illinois and Puerto Rico.

Notwithstanding these initiatives, if we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment. Further, the perception that we may be unable to continue as a going concern may impede our ability to pursue strategic opportunities or operate our business due to concerns regarding our ability to discharge our contractual obligations. In addition, if there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, or at all. Any failure or delay to secure additional financing, or our ability to access our existing cash, cash equivalents and investments, could force us to delay, limit or terminate our operations, make further reductions in our workforce, liquidate all or a portion of our assets and/or convert the existing Chapter 11 Cases to become liquidation proceedings under chapter 7 of the Bankruptcy Code.

Despite our substantial indebtedness, we are still able to incur significant additional amounts of debt.

We may be able to incur substantial additional indebtedness in the future. The DIP Credit Agreement contains restrictions on the incurrence of additional indebtedness. However, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. Accordingly, we may be able to incur substantial additional indebtedness in the future.

If new debt is added to our existing debt levels, the related risks that we now face would increase. In addition, the DIP Credit Agreement will not prevent us from incurring obligations that do not constitute indebtedness under those agreements, such as certain obligations to trade creditors.

Adverse changes in our credit ratings could affect our borrowing capacity and borrowing terms.

Our outstanding indebtedness is periodically rated by nationally recognized credit rating agencies. The credit ratings are based on our operating performance, liquidity and leverage ratios, financial condition and prospects, and other factors viewed by the credit rating agencies as relevant to us and our industry and the economic outlook in general. Our credit ratings can affect the amount of capital we can access, as well as the terms of any financing we obtain. For example, in November 2022, S&P Global Ratings, based on their view of our operating performance and elevated leverage, downgraded our issuer credit rating from a “B”

to a “B-“, changed their outlook to negative, and lowered their issue-level ratings on our revolving credit facility and term loan under the Credit Suisse Credit Agreement to “B-“ from “B” and lowered their issue-level rating on our unsecured senior notes in the aggregate principal amount of $300 million (the “Senior Notes” to “CCC” from “CCC+”. Since we depend primarily on debt financing to fund our business, an adverse change in our credit ratings, including changes in outlook, or even the initiation of a review of our credit ratings, could adversely affect our borrowing capacity and the terms on which we may have the opportunity to borrow, such as higher interest rates, which in turn could have a material adverse effect on our business, financial condition, results of operations, liquidity, cash flows and/or stock price.

Risks Related to Our Business

Under most of our agreements with health plans, we assume some or all of the risk that the cost of providing services will exceed our compensation.

A significant portion of our total revenue is capitated revenue, which, in the case of health plans, is a pre-negotiated percentage of the premium that the health plan receives from CMS. We receive payments directly from CMS under our DCE model. While there are variations specific to each agreement, we generally contract with health plans to receive recurring PMPM revenue and we assume the financial responsibility for the healthcare expenses of our members. This type of contract is referred to as a “capitation” contract. To the extent that members require more care than is anticipated and/or the cost of care increases, aggregate fixed compensation amounts, or capitation payments, may be insufficient to cover the costs associated with treatment. If medical costs and expenses exceed estimates, except in very limited circumstances, we will not be able to increase the fees received under these capitation agreements during their then-current terms and we could suffer losses with respect to such agreements. While we maintain stop-loss insurance for our members, protecting us for medical claims per episode in excess of certain levels, future claims could exceed our applicable insurance coverage limits or potential increases in insurance premiums may require us to decrease our level of coverage.

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

Our operations are dependent on a concentrated number of payors with whom we contract to provide services to members. Contracts with three such payors accounted for approximately 70.6%, 63.7% and 59.9%, of our total revenues for the years ended December 31, 2023, 2022 and 2021, respectively. Contracts with the same three such payors accounted for approximately 75.9%, 56.3%, 43.3%, of total accounts receivable as of December 31, 2023, 2022 and 2021, respectively. The loss of revenue from these contracts could have a material adverse effect on our business, results of operations, financial condition, liquidity, cash flows and/or stock price. We believe that a majority of our revenues will continue to be derived from a limited number of key payors, who may terminate their contracts with us or our physicians credentialed by them for convenience on short-term notice, or upon the occurrence of certain events. The sudden loss of any of our payor partners or the renegotiation of any of our payor contracts could adversely affect our operating results.

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

Although we have contracts with many payors, these contracts may be terminated before their term expires for various reasons, such as changes in the regulatory landscape and poor performance by us, subject to certain conditions. Certain of our contracts are terminable immediately upon the occurrence of certain events. Certain of our contracts may be subject to termination immediately by the partner if we lose applicable licenses, lose our liability insurance or receive an exclusion, suspension or debarment from state or federal government authorities or experience certain other customary events of default. Additionally, if a payor were to lose applicable licenses, lose liability insurance, or receive an exclusion, suspension or debarment from state or federal government authorities, or experience certain other customary events of default, our contract with such payor could in effect be terminated. If any of our contracts with our payors is terminated, we may not be able to recover all fees due under the terminated contract, which may adversely affect our operating results. If any of these contracts were terminated, certain members covered by such plans may choose to shift to another primary care provider within their health plan’s network. Moreover, our inability to maintain our agreements with health plans with respect to their members or to negotiate favorable terms for those agreements in the future could result in the loss of members and could have a material adverse effect on our profitability and business.

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

As of December 31, 2023, we provided care for approximately 270,000 members in Florida, and had more than approximately 300 employed providers (i.e., physicians, nurse practitioners, physician assistants) at our 100 owned medical centers and more than 200 affiliate providers. Such geographic concentration makes us particularly sensitive to regulatory, economic, environmental and competitive conditions in the State of Florida. Any material changes in those factors in Florida could have a disproportionate effect on our business and results of operations. Due to the concentration of our operations in Florida, our business may be adversely affected by economic or other conditions that disproportionately affect Florida as compared to other states. In addition, our exposure to many of the risks described herein are not mitigated by a diversification of geographic focus.

Moreover, regions in and around the southeastern U.S. commonly experience hurricanes and other extreme weather conditions. As a result, certain of our medical centers, especially those in Florida, are susceptible to physical damage and business interruption from an active hurricane season or a single severe storm. Moreover, adverse climate conditions could increase the intensity of individual hurricanes or the number of hurricanes that occur each year. We may in the future experience and have experienced considerable disruptions in our operations due to property damage or electrical outages experienced in storm-affected areas by our members, physicians, payors, vendors and others. Additionally, long-term adverse weather conditions could cause an outward migration of people from the communities where our medical centers are located. If any of the circumstances described above occurred, there could be a harmful effect on our business and our results of operations could be adversely affected.

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

We have encountered and will continue to encounter significant risks and uncertainties frequently experienced by companies in rapidly changing industries.

We have encountered and will continue to encounter significant risks and uncertainties frequently experienced by new and growing companies in rapidly changing industries, such as determining appropriate investments for our limited resources, competition from other providers, acquiring and retaining members, hiring, integrating, training and retaining skilled personnel, determining prices for our services, unforeseen expenses, challenges in forecasting accuracy and successfully integrating practices that we have acquired. If we are unable to successfully manage our membership, successfully manage our third-party medical costs or successfully expand into new member services, our revenue and our ability to achieve and sustain profitability would be impaired. Additional risks include our ability to effectively manage the growth of, process, store, protect and use personal data in compliance with governmental regulations, contractual obligations and other legal obligations related to privacy and security and manage our obligations as a provider of healthcare services under Medicare and Medicaid. If our assumptions regarding these and other similar risks and uncertainties, which we use to plan our business, are incorrect or change as we gain more experience operating our business or due to changes in our industry, or if we do not address these challenges successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

We will need to continue to hire, train and manage additional qualified information technology, operations and marketing staff, and improve and maintain our technology and information systems. If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be adversely affected.

Labor shortages and constraints in the supply chain could adversely affect our results of operations.

In 2021, we experienced labor shortages and other labor-related issues, which were pronounced as a result of the COVID-19 pandemic. A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, federal unemployment subsidies, increased wages offered by other employers, vaccine mandates and other government regulations and our responses to such developments. As more employers offer remote work, we may have more difficulty recruiting for jobs that require on-site attendance. We have recently observed an overall tightening and increasingly competitive labor market. If we are unable to hire and retain employees capable of performing at a high-level, our business could be adversely affected. A sustained labor shortage, lack of skilled labor, or increased turnover within our employee base could have a material adverse impact on our business and operating results.

In addition, developments in the national and worldwide supply chain slowdown, and the general inflationary environment, have resulted in increased cost and reduced supply for most supplies and materials, including healthcare supplies and equipment and building materials necessary for the build-out and completion of new medical centers. It is impossible to predict how long this supply chain slowdown will last or how much it will impact our business operations, but it is likely that our costs will increase for supplies and equipment and our ability to quickly open new centers on budget will be impaired.

We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to achieve or maintain profitability.

We incurred a net loss of $1.1 billion (which includes a $442.9 million non-cash goodwill impairment), $428.4 million (which includes a $323.0 million non-cash goodwill impairment) and $116.7 million, for the years ended December 31, 2023, 2022 and 2021, respectively. Our accumulated deficit was $880.5 million, $286.0 million, and $78.8 million, as of December 31, 2023, 2022 and 2021, respectively. We may not succeed in increasing our revenue or decreasing our costs. Our cash flows from operating activities were negative for the years ended December 31, 2021, 2022 and 2023. We may not generate positive cash flow from operating activities in any given period, and our limited operating history may make it difficult for stakeholders to evaluate our current business and our future prospects. In addition, we have used a significant amount of cash on acquisitions and investing in de novo medical centers. There is no guarantee that any such acquisition or investment will be successful or generate a net profit. Please see “Risks Related to Our Growth” and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Key Factors Affecting Our Performance.”

Changes in the payor mix of members and potential decreases in our reimbursement rates could adversely affect our revenues and results of operations.

The amounts we receive for services provided to members are determined by a number of factors, including the payor mix of our members and the reimbursement methodologies and rates utilized by our members’ plans. Reimbursement rates are generally higher for capitation agreements than they are under fee-for-service arrangements, and capitation agreements provide us with an opportunity to capture any additional surplus we create by investing in preventive care to keep a particular member’s third-party medical expenses low. Under a capitated payor arrangement, we receive recurring per-member-per-month revenue and we assume the financial responsibility for the healthcare expenses of our members. Under a fee-for-service payor arrangement, we collect fees directly from the payor as services are provided. A significant portion of our total revenue is capitated revenue, with the remainder being fee-for-service and other revenue. A significant decrease in the number of capitation arrangements could adversely affect our revenues and results of operations.

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

In addition to our owned medical centers, we also provide practice management and administrative support services to independent physicians and group practices that we do not own through our managed services organization relationships, which we refer to as our affiliate providers. Our affiliate relationships allow us to partner with independent physicians and group practices and provides them access to components of our population health platform. As of December 31, 2023, we maintained relationships with over 200 affiliate providers. As in the case of our owned medical centers, we receive per-member-per-month capitated revenue and a pre-negotiated percentage of the premium that the health plan receives from CMS. We pay the affiliate a primary care fee and a portion of the surplus of premium in excess of third-party medical costs. The surplus portion paid to affiliates is recorded as direct patient expense. However, we do not own our affiliated centers and our affiliated physicians are not our employees, and we have limited control over their operations. Accordingly, we do not exercise influence or control over the practice of medicine by our affiliated physicians, including, but not limited to, quality and cost of care. Our affiliated physicians and physician groups may not maintain standards of evidence-based medical practice and population health management that are consistent with our standards. If a material number of those relationships were disrupted or if our arrangements with such providers become subject to legal challenges, liabilities or reputational harm, it could have a material adverse impact on our business, results of operations, financial condition, liquidity, cash flows and/or stock price.

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

As we have leases or licenses with different start dates, it is likely that some number of our leases and licenses will expire each year. Our lease or license agreements often provide for renewal or extension options. There can be no assurance that these rights will be exercised in the future or that we will be able to satisfy the conditions precedent to exercising any such renewal or extension. If we are not able to renew or extend our leases or licenses at or prior to the end of the existing lease terms, or if the terms of such options are unfavorable or unacceptable to us, our business, financial condition, results of operations, liquidity, cash flows and/or stock price could be adversely affected.

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

Our failure to pay the rent or otherwise comply with the provisions of any of our lease agreements could result in additional liabilities under such lease agreements. Upon an event of default, remedies available to our landlords generally include, without limitation, terminating such lease agreement, repossessing and reletting the leased properties and requiring us to remain liable for all obligations under such lease agreement, including the difference between the rent under such lease agreement and the rent payable as a result of reletting the leased properties, or requiring us to pay the net present value of the rent due for the balance of the term of such lease agreement. The exercise of such remedies would have a material adverse effect on our business, financial position, results of operations, liquidity, cash flows and/or stock price.

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

Pharmacies are exposed to risks inherent in the packaging and distribution of pharmaceuticals and other healthcare products, such as with respect to improper filling of prescriptions, labeling of prescriptions, adequacy of warnings, unintentional distribution of counterfeit drugs and expiration of drugs. In addition, federal and state laws that require our pharmacists to offer counseling, without additional charge, to customers about medication, dosage, delivery systems, common side effects and other information the pharmacists deem significant can impact our pharmacy business. Our pharmacists may also have a duty to warn customers regarding any potential negative effects of a prescription drug if the warning could reduce or negate these effects. Although we maintain professional liability and errors and omissions liability insurance, from time to time, claims may result in the payment of significant amounts, some portions of which are not funded by insurance. We cannot assure stakeholders that the coverage limits under our insurance programs will be adequate to protect us against future claims, or that we will be able to maintain this insurance on acceptable terms in the future. Our results of operations, financial condition, liquidity, cash flows and/

or stock price may be adversely affected if in the future our insurance coverage proves to be inadequate or unavailable or there is an increase in liability for which we self-insure or we suffer reputational harm as a result of an error or omission.

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

From time to time, we implement restructuring programs, such as our December 2022 reduction in force, the restructuring program that we announced in August 2023, and the Transformation Plan announced in December 2023, that are generally designed to streamline our operations, reporting structures and business processes, with the objective of maximizing productivity and improving profitability, cash flows and liquidity. Events and circumstances may occur that are beyond our control, such as delays caused by third parties and unexpected costs, that could result in our not realizing all of the anticipated cost reductions and benefits or our not realizing the cost reductions or other benefits on our expected timetable. In addition, changes in labor and other costs and/or in tax, labor or other laws may result in our not achieving the anticipated cost reductions and benefits. If we are unable to realize the restructuring programs’ cost reduction objectives and other benefits, our ability to fund other initiatives and enhance our profitability may be adversely affected. In addition, some of the actions that we are, or may be, taking in furtherance of our restructuring programs may become a distraction for our management team and employees and may disrupt our ongoing business operations; cause deterioration in employee morale, which may make it more difficult for us to retain or attract qualified employees; result in costly litigation; disrupt or weaken our internal control structures; and/or give rise to negative publicity which could affect our business reputation. If we are unable to successfully implement any of our restructuring programs, in whole or in part, in accordance with our expectations, it could adversely affect our business, prospects, results of operations, financial condition, liquidity, cash flows and/or stock price.

Risks Related to Our Strategy

If we fail to manage our strategy effectively, we may be unable to execute our objectives, maintain high levels of service and member satisfaction or adequately address competitive challenges.

We have experienced, and may continue to experience, organizational transformation and change, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. Additionally, our organizational structure may become more complex as we seek to improve our operational, financial and management controls, as well as our reporting systems and procedures. We may require significant capital expenditures and the allocation of valuable management resources to improve in these areas. We must effectively manage our headcount and continue to effectively train and manage our employees. If we fail to effectively manage our strategy, the quality of our services may suffer, which could negatively affect our brand and reputation and harm our ability to attract and retain members and employees.

In addition, as we optimize and transform our business, it is important that we continue to maintain a high level of member service and satisfaction. As our member base continues to change, we will need to improve and transform our medical, member services and other personnel and our network of partners to provide personalized member service. If we are not able to continue to provide high quality medical care with high levels of member satisfaction, our reputation as well as our business, results of operations and financial condition, liquidity, cash flows and/or stock price could be adversely affected.

We have encountered and will continue to encounter risks and difficulties frequently experienced by transforming companies in rapidly changing industries, including increasing expenses as we continue to optimize our business. The investments necessary to accomplish this transformation may be more costly than we expect, and if we do not achieve the benefits anticipated from these investments, or if the realization of these benefits is delayed, we may not achieve the objectives of our strategy, which could adversely affect our financial condition, results of operations, liquidity, cash flows and/or stock price. If we are not able to achieve positive cash flow, we may require additional financing, which may not be available on favorable terms or at all and/or which could be dilutive to our stockholders. If we are unable to successfully address these risks and challenges as we encounter them, our business, results of operations, financial condition, liquidity, cash flows and/or stock price would be adversely affected. Our failure to achieve or maintain profitability could negatively impact the value of our securities.

We may not be able to successfully enter into contracts with local payors on terms favorable to us.

Our business strategy depends upon a number of factors, including, among other things, enrolling new members, entering into contracts with additional payors, establishing new relationships with physicians and other healthcare providers, and recruiting and retaining qualified personnel.

Our business strategy involves a number of risks and uncertainties, including that:

•we may not be able to successfully enter into contracts with local payors on terms favorable to us or at all, including as a result of competition for payor relationships with other potential players, some of whom may have greater resources than we do, which competition may intensify due to the ongoing consolidation in the healthcare industry;
•we may not be able to manage our membership to execute our business strategy—for example, we may incur substantial costs to enroll new members and we may be unable to enroll a sufficient number of new members to offset those costs and/or the loss of existing members; and

•we may not be able to hire sufficient numbers of physicians and other staff and may fail to integrate our employees, particularly our medical personnel, into our care model.

We cannot guarantee that we will be successful in pursuing our business strategy. If we fail to evaluate and execute our business strategy in light of changing market dynamics, we may not achieve its goals and we may incur increased costs, which may negatively impact our revenues, results of operations, financial condition, liquidity, cash flows and/or stock price.

We must attract and retain highly qualified personnel in order to execute our business strategy.

Competition for highly qualified personnel is intense, especially for physicians and other medical professionals who are experienced in providing care services to older adults. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies and healthcare providers with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies or healthcare providers, their former employers may attempt to assert that these employees or we have breached certain legal obligations, resulting in a diversion of our time and resources. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be harmed. Many of our senior employees are subject to non-competition and non-solicitation agreements with us. However, the use of non-competition agreements has recently come under scrutiny by the FTC and the enforceability of non-competition agreements may differ from state to state and by circumstance and if any of our non-competition agreements was found to be unenforceable, our business and prospects could be harmed.

If we are unable to attract new members, our revenue will be adversely affected.

To achieve our revenue targets, our business strategy includes our continuing to enroll and retain new members. We are focused on the Medicare-eligible population and face competition from other primary healthcare providers in the enrollment of Medicare-eligible potential members. If potential or existing members prefer the care provider model of one of our competitors, we may not be able to fully achieve our business strategy, which depends on our ability to attract and enroll new members, as well as retain existing members. In addition, our business strategy is dependent in part on patients electing to move from fee-for-service to capitated arrangements and selecting us as their primary care provider under their plan. Our inability to enroll new members and retain existing members, particularly those under capitation arrangements, would harm our ability to execute our business strategy and may have a material adverse effect on our business, results of operations, financial condition, liquidity, cash flows and/or stock price.

We have limited experience serving as a DCE or ACO REACH with CMS and may not be able to realize the expected benefits thereof.

The CMS Center for Medicare and Medicaid Innovation unveiled a direct contracting model which began in 2021 to create value-based payment arrangements directly with DCEs, which is part of CMS’ strategy to drive broader healthcare reform and accelerate the shift from original Medicare toward value-based care models. A key aspect of direct contracting is providing new opportunities for a variety of different DCEs to participate in value-based care arrangements in Medicare fee-for-service. Our wholly owned subsidiary, American Choice Healthcare, was one of 41 unique companies chosen by CMS as a DCE to participate in the Implementation Period of the Direct Contracting Model for Global and Professional Options, which ran from October 1, 2020 through March 31, 2021, and is now participating in the Global and Direct Contracting Performance Period, which runs from April 1, 2021 until December 31, 2026. However, we have no previous experience serving as a DCE (or ACO REACH) and may not be able to realize the expected benefits of such program. We can provide no assurances that direct contracting will allow us to achieve risk-like patient economics on original Medicare patients. For instance, we may not be able to calibrate our historical medical expense estimates to this new beneficiary population, who have not chosen to participate in value-based care and thus may utilize third-party medical services differently than our current members. Beneficiaries that we are assigned under the direct contracting model may not be profitable to us initially or at all. In addition, our management team has and may further invest considerable time and resources in adapting to the direct contracting model, but we may not be able to realize its expected benefits. Adding additional members through direct contracting will require absorbing additional members into our existing medical centers, which may strain resources or negatively affect our quality of care. We can provide no assurances that the direct contracting model will continue for additional performance years beyond the initial 5-year period (or within the initial period), including as a result of decreased political support for value-based care or the direct contracting model, or that it will expand our total addressable market in the manner that we expect. Our existing DCE contracts are subject to annual review by CMS.

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

Additionally, the federal government has used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare, Medicaid and other federally funded health care programs. Moreover, amendments to the federal Anti-Kickback Statute in the ACA make claims tainted by anti-kickback violations potentially subject to liability under the FCA, including qui tam or whistleblower suits. The penalties for a violation of the FCA range from $5,500 to $11,000 (adjusted for inflation) for each false claim plus 3 times the amount of damages caused by each such claim which generally means the amount received as reimbursement directly or indirectly from the government. On January 30, 2023, the U.S. Department of Justice (the "DOJ") issued a final rule announcing adjustments to FCA penalties, under which the per claim penalty range increases to a range from $13,508 to $27,018 per false claim or statement (as of January 30, 2023, and subject to annual adjustments for inflation). Given the high volume of claims processed by our various operating units, the potential is high for substantial penalties in connection with any alleged FCA violations. Unanticipated increases in these fines could have a material adverse impact on our business, results of operations, financial condition, liquidity, cash flows, stock price and/or reputation.

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

We are, and may in the future be, a party to various lawsuits, demands, claims, qui tam suits, governmental investigations and audits (including investigations or other actions resulting from our obligation to self-report suspected violations of law) and other legal matters, any of which could result in, among other things, substantial financial penalties or awards against us, mandated refunds, substantial payments made by us, required changes to our business practices, exclusion from future participation in Medicare, Medicaid and other healthcare programs and possible criminal penalties, any of which could have a material adverse effect on our business, results of operations, financial condition, cash flows and materially harm our reputation. Please see the description of such legal proceedings set forth in the “Legal Matters” section in Note 19, "Commitments and Contingencies," in the notes to the consolidated financial statements in Item 8 of Part II of this 2023 Form 10-K.

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

We receive the majority of our revenue from Medicare, either directly or through Medicare Advantage plans, and revenue from Medicare accounts for a significant portion of our capitated revenue. In addition, many private payors base their reimbursement rates on the published Medicare rates or are themselves reimbursed by Medicare for the services we provide. As a result, our results of operations are, in part, dependent on government funding levels for Medicare programs, particularly Medicare Advantage programs. Any changes that limit or reduce Medicare Advantage or general Medicare reimbursement levels, such as reductions in or limitations of reimbursement amounts or rates under programs, reductions in funding of programs, expansion of benefits without adequate funding, elimination of coverage for certain benefits, or elimination of coverage for certain individuals or treatments under programs, could have a material adverse effect on our business, results of operations, financial condition, liquidity, cash flows and/or stock price.

The Medicare program and its reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past and could in the future result in substantial reductions in our revenue and operating margins. For example, due to the federal sequestration, an automatic 2% reduction in Medicare spending took effect beginning in April 2013. The CARES Act, designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, and subsequent legislation temporarily suspended these reductions until December 31, 2021, and extended the sequester by one year. Additional legislation extended the temporary suspension through March 31, 2022. Following the temporary suspension, a 1% payment reduction began April 1, 2022, lasting through June 30, 2022, and the 2% payment reduction resumed on July 1, 2022.

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

In March 2023, CMS issued its final notice detailing final 2024 Medicare Advantage payment rates. Final 2024 Medicare Advantage rates resulted in an expected average increase in revenue for the Medicare Advantage industry of 3.32%, and the year-to-year percentage change included a 1.24% decrease for star ratings, a risk model revision and normalization of (2.16%), and a risk score trend of 4.44%. In March 2023, CMS also finalized the 2024 Medicare Advantage reimbursement rates, which result in an expected average decrease in revenue for the Medicare Advantage industry of 1.12%, excluding the CMS estimate of Medicare Advantage risk score trend, though the rates may vary widely depending on the provider group and patient demographics. On January 31, 2024, CMS issued an advance notice detailing proposed 2025 Medicare Advantage payment rates. The 2025 Medicare Advantage rates, if finalized as proposed, will result in an expected average decrease in revenue for the Medicare Advantage industry of 0.16%, excluding the CMS estimate of Medicare Advantage risk score trend. CMS intends to publish the final 2025 rate announcement no later than April 1, 2024.

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

We face unique regulatory and other challenges in our Medicare and Medicaid businesses.

We face unique regulatory and other challenges that may inhibit the growth and profitability of our Medicare and Medicaid businesses. In March 2023, CMS issued its final notice detailing final 2024 Medicare Advantage payment rates. Final 2024 Medicare Advantage rates resulted in an expected average increase in revenue for the Medicare Advantage industry of 3.32%, and the year-to-year percentage change included a 1.24% decrease for star ratings, a risk model revision and normalization of (2.16%), and a risk score trend of 4.44%. In March 2023, CMS also finalized the 2024 Medicare Advantage reimbursement rates, which result in an expected average decrease in revenue for the Medicare Advantage industry of 1.12%, excluding the CMS estimate of Medicare Advantage risk score trend, though the rates may vary widely depending on the provider group and patient demographics. On January 31, 2024, CMS issued an advance notice detailing proposed 2025 Medicare Advantage payment rates. The 2025 Medicare Advantage rates, if finalized as proposed, will result in an expected average decrease in revenue for the Medicare Advantage industry of 0.16%, excluding the CMS estimate of Medicare Advantage risk score trend. CMS intends to publish the final 2025 rate announcement no later than April 1, 2024.

The Company faces challenges from the impact of the increasing cost of medical care, changes to methodologies for determining payments and CMS local and national coverage decisions that require the Company to pay for services and supplies that are not factored into the Company’s bids. We cannot predict how the rates will be finalized, future Medicare funding levels, the impact of future federal budget actions or ensure that such changes or actions will not have a material adverse effect on our Medicare operating results.

The organic expansion of our Medicare Advantage and Medicare Part D service area is subject to the ability of CMS to process our requests for service area expansions and our ability to build cost competitive provider networks in the expanded service areas that meet applicable network adequacy requirements. CMS’ decisions on our requests for service area expansions also may be affected adversely by compliance issues that arise each year in our Medicare operations.

CMS regularly audits our performance to determine our compliance with CMS’s regulations and our contracts with CMS and to assess the quality of the services we provide to our Medicare members, and state regulators are increasingly conducting audits to assess the quality of services we provide to our Medicaid members. As a result of these audits, we may be subject to significant or material retroactive adjustments to and/or withholding of certain premiums and fees, fines, criminal liability, civil monetary penalties, CMS- or state-imposed sanctions (including suspension or exclusion from participation in government programs) or other restrictions on our Medicare, Medicaid and other businesses, including suspension or loss of licensure.

“Star ratings” from CMS for our Medicare Advantage plans will continue to have a significant effect on our plans’ operating results. Only Medicare Advantage plans with a star rating of 4 or higher (out of 5) are eligible for a quality bonus in their basic premium rates. CMS continues to change its rating system to make achieving and maintaining a 4 or higher star rating more difficult. If our star ratings fall or remain below 4 for a significant portion of our Medicare Advantage membership, or do not match the performance of our competitors, or the star rating quality bonuses are reduced or eliminated, our revenues, operating results and cash flows may be significantly adversely affected. In addition, due to uncertainties with CMS cut-points, no Medicare Advantage plan can guarantee their overall star ratings. There can be no assurances that the Company will be successful in maintaining or improving its star ratings in future years.

Payments we receive from CMS for our Medicare Advantage and Medicare Part D businesses also are subject to risk adjustment based on the health status of the individuals we enroll. Elements of that risk adjustment mechanism continue to be challenged by the DOJ, the OIG and CMS itself. For example, CMS made significant changes to the structure of the hierarchical condition category model in version 28, which may impact RAF scores for a larger percentage of Medicare Advantage beneficiaries and could result in changes to beneficiary RAF scores with or without a change in the patient’s health status. Substantial changes in the risk adjustment mechanism, including those that result from the final Part C contract-level Risk Adjustment Data Validation Audits (“RADV Audit Rule”) issued in January 2023 or other changes that may result from enforcement or audit actions, could materially affect the amount of our Medicare reimbursement, require us to raise prices or reduce the benefits we offer to Medicare beneficiaries, impact the services we provide and potentially limit our (and the industry’s) participation in the Medicare program.

The RADV Audit Rule creates uncertainty for Medicare Advantage plans. The lack of detail provided with respect to how CMS will select contracts and claims to audit, the methodology CMS will use, and how it will extrapolate as part of the RADV Audit Rule may impact future Medicare Advantage bids and result in other implications. The RADV Audit Rule also permits extrapolation of OIG contract level audits for payment years 2018 forward. The RADV Audit Rule is subject to ongoing litigation and the outcome and future impacts are uncertain.

We have experienced challenges in obtaining complete and accurate encounter data for our Medicaid products due to difficulties with providers and third-party vendors submitting claims in a timely fashion in the proper format, and with state agencies in coordinating such submissions. As states increase their reliance on encounter data, and some states mandate that certain amounts be included or excluded from encounter data, these difficulties could affect the Medicaid premium rates we receive and how Medicaid membership is assigned to us, which could have a material adverse effect on our Medicaid operating results and cash flows and/or our ability to bid for, and continue to participate in, certain Medicaid programs.

If we fail to report and correct errors discovered through our own auditing procedures or during a CMS audit or otherwise fail to comply with the applicable laws and regulations, we could be subject to fines, civil monetary penalties or other sanctions, including fines and penalties under the False Claims Act, which could have a material adverse effect on our ability to participate in Medicare Advantage, Medicare Part D or other government programs, and on our operating results, cash flows and financial condition.

The Company’s Medicare Advantage and Prescription Drug Plan ("PDP") products are heavily regulated by CMS.

Payments the Company receives from CMS for its Medicare Advantage and Part D businesses also are subject to risk adjustment based on the health status of the individuals enrolled. Elements of that risk adjustment mechanism continue to be challenged by the DOJ, the OIG and CMS itself. For example, CMS made significant changes to the structure of the hierarchical condition category model in version 28, which may impact risk adjustment factor (“RAF”) scores for a larger percentage of Medicare Advantage beneficiaries and could result in changes to beneficiary RAF scores with or without a change in the patient’s health status. Substantial changes in the risk adjustment mechanism, including changes that result from enforcement or audit actions, could materially affect the amount of the Company’s Medicare reimbursement; require the Company to raise prices or reduce the benefits offered to Medicare beneficiaries; impact the services we provide; and potentially limit the Company’s (and the industry’s) participation in the Medicare program.

Programs funded in whole or in part by the U.S. federal government account for a significant portion of our revenues, and we expect that percentage to increase.

Programs funded in whole or in part by the U.S. federal government account for a significant portion of our revenues, and we expect that percentage to increase. As our government funded businesses grow, our exposure to changes in federal and state government policy with respect to and/or regulation of the various government funded programs in which we participate also increases.

The laws and regulations governing participation in Public Exchange, Medicare Advantage (including dual eligible special needs plans), Medicare Part D, Medicaid, and Managed Medicaid plans are complex, are subject to interpretation and can expose us to penalties for non-compliance. Federal, state and local governments have the right to cancel or not to renew their contracts with us on short notice without cause or if funds are not available. Funding for these programs is dependent on many factors outside our control, including general economic conditions, continuing government efforts to contain health care costs and budgetary constraints at the federal or applicable state or local level and general political issues and priorities.

The U.S. federal government and our other government customers also may reduce funding for health care or other programs, cancel or decline to renew contracts with us, or make changes that adversely affect the number of persons eligible for certain programs, the services provided to enrollees in such programs, our premiums and our administrative and health care and other benefit costs, any of which could have a material adverse effect on our businesses, operating results and cash flows. When federal funding is delayed, suspended or curtailed, we continue to receive, and we remain liable for and are required to fund, claims from providers for providing services to beneficiaries of federally funded health benefits programs in which we participate. An extended federal government shutdown or a delay by Congress in raising the federal government’s debt ceiling also could lead to a delay, reduction, suspension or cancellation of federal government spending and a significant increase in interest rates that could, in turn, have a material adverse effect on the value of our investment portfolio, our ability to access the capital markets and our businesses, operating results, cash flows and liquidity.

We face inspections, reviews, audits and investigations under federal and state government programs and contracts. These audits could have adverse findings that may negatively affect our business, including our results of operations, liquidity, financial condition, cash flows, stock price and/or reputation.

As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental inspections, reviews, audits and investigations to verify our compliance with these programs and applicable laws, rules and regulations. For example, in January 2024, the DOJ requested information from the Company regarding the possible referral of Medicare beneficiaries in connection with a False Claims Act investigation by the DOJ. The Company is cooperating with the DOJ in its inquiry and cannot predict its outcome or duration. Payors may also reserve the right to conduct audits. We also periodically conduct internal audits and reviews of our regulatory compliance. An adverse inspection, review, audit or investigation could result in:

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

Elements of the risk adjustment mechanism continue to be challenged, reevaluated, and revised by the DOJ, the OIG, and CMS. For example, on February 1, 2023 CMS published the Medicare Advantage Risk Adjustment Data Validation ("RADV") Program Final Rule (the "Final Rule"), which will take effect on April 3, 2023. The Final Rule includes major updates to the RADV audit methodology used by CMS to address overpayments to MA plans based on the submission of unsupported risk-adjusting diagnosis codes, which are used to determine payments under MA. Most notably, the Final Rule: (1) allows CMS to extrapolate RADV audit findings beginning with Payment Year 2018; and (2) does not include a Fee-For-Service ("FFS") adjuster in RADV audits, which was previously contemplated as a method of equalizing payment errors between FFS Medicare and Medicare Part C, and viewed as critical to ensuring actuarial equivalence between traditional and managed Medicare. CMS will not extrapolate RADV audit findings for Payment Years 2011 through 2017, as originally contemplated. The Final Rule has already received significant industry pushback and is expected to be a target of litigation by MA plans.

In March 2023, CMS issued its final notice detailing final 2024 Medicare Advantage payment rates. Final 2024 Medicare Advantage rates resulted in an expected average increase in revenue for the Medicare Advantage industry of 3.32%, and the year-to-year percentage change included a 1.24% decrease for star ratings, a risk model revision and normalization of (2.16%), and a risk score trend of 4.44%. In March 2023, CMS also finalized the 2024 Medicare Advantage reimbursement rates, which result in an expected average decrease in revenue for the Medicare Advantage industry of 1.12%, excluding the CMS estimate of Medicare Advantage risk score trend, though the rates may vary widely depending on the provider group and patient demographics. On January 31, 2024, CMS issued an advance notice detailing proposed 2025 Medicare Advantage payment rates. The 2025 Medicare Advantage rates, if finalized as proposed, will result in an expected average decrease in revenue for the

Medicare Advantage industry of 0.16%, excluding the CMS estimate of Medicare Advantage risk score trend. CMS intends to publish the final 2025 rate announcement no later than April 1, 2024.

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

We compete directly with national, regional and local providers of healthcare for members and physicians. There are many other companies and individuals currently providing healthcare services, many of which have been in business longer and/or have substantially more resources. There have been increased trends towards consolidation and vertical integration in the healthcare industry, including an influx of additional capital. Since there are virtually no substantial capital expenditures required for providing healthcare services, there are few financial barriers to entry in the healthcare industry. Other companies could enter the healthcare industry in the future and divert some or all of our business. Our ability to compete successfully varies from location to location and depends on a number of factors, including the number of competing primary care medical centers in the local market and the types of services available at those medical centers, our local reputation for quality care of members, the commitment and expertise of our medical staff, our local service offerings and community programs, the cost of care in each locality, and the physical appearance, location, age and condition of our medical centers. If we are unable to attract members to our medical centers, our revenue and profitability will be adversely affected. Some of our competitors may have greater recognition and be more established in their respective communities than we are, and may have greater financial and other resources than we have. Competing primary care providers may also offer larger medical centers or different programs or services than we do, which, combined with the foregoing factors, may result in our competitors being more attractive to our current members, potential members and referral sources. Furthermore, while we budget for routine capital expenditures at our medical centers to keep them competitive in their respective markets, to the extent that competitive forces cause those expenditures to increase in the future, our financial condition may be negatively affected. In addition, our relationships with governmental and private third-party payors are not exclusive and our competitors have established or could seek to establish relationships with such payors to serve their covered patients. Additionally, as we expand into new geographies, we may encounter competitors with stronger relationships or recognition in the community in such new geography, which could give those competitors an advantage in obtaining new patients. Individual physicians, physician groups and companies in other healthcare industry segments, including those with which we have contracts, and some of which have greater financial, marketing and staffing resources, may become competitors in providing health care services, and this competition may have a material adverse effect on our business operations, financial condition, results of operations, liquidity, cash flows and/or stock price. In addition, established competitors in new markets (or new lines of business) may seek to increase competitive marketing, enrollment and recruiting practices in an effort to disrupt or slow our successful market entry. Such increased competitive activity could lead to competitive marketing and recruiting that could drive up the costs of entry and vigorous enforcement of contractual rights (e.g., non-compete agreements) that could increase the number lawsuits which could have a material adverse effect on our business, financial condition, results of operations, liquidity, cash flows and/or stock price.

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

Risks Related to Data Security and Intellectual Property

Our population health management technology platform relies on third-party vendors, and disruptions in those relationships or other failures of our platform could damage our reputation, give rise to claims against us or divert the application of our resources from other purposes, any of which could harm our business.

CanoPanorama, our population health management technology-powered platform, contains components developed and maintained by third-party software vendors. Moreover, we use a third-party cloud-based electronic health record management system. The ability of these third-party suppliers to successfully provide reliable and high-quality services is subject to technical and operational uncertainties that are beyond our control. We may not be able to replace the functions provided by the third-party software currently used in CanoPanorama if that software becomes obsolete or defective or is not adequately maintained or updated. We may not be able to maintain our relationships with our third-party software vendors. Any significant interruption in the availability of these third-party software products or defects in these products could harm our business unless and until we can secure or develop an alternative source. In the event of failure in such third-party vendors’ systems and processes, we could experience business interruptions or privacy and/or security breaches surrounding our data. Any of these outcomes could damage our reputation, give rise to claims against us or divert the application of our resources from other purposes, any of which could harm our business, results of operations, financial condition, liquidity, cash flows and/or stock price.

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

Our business depends on certain internally developed content, including software, databases, confidential information and know-how, the protection of which is crucial to the success of our business. We rely on a combination of trademark, trade-secret, and copyright laws and confidentiality procedures and contractual provisions to protect our intellectual property rights in our internally developed content. We may, over time, increase our investment in protecting our intellectual property through additional trademark, patent and other intellectual property filings that could be expensive and time-consuming. Effective trademark, trade-secret and copyright protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. These measures, however, may not be sufficient to offer us meaningful protection. Additionally, we do not currently hold a patent or other registered or applied for intellectual property protection for CanoPanorama. If we are unable to protect our intellectual property and other rights, our competitive position and our business could be harmed, as third parties may be able to commercialize and use technologies and software products that are substantially the same as ours without incurring the development and licensing costs that we have incurred. Any of our owned or licensed intellectual property rights could be challenged, invalidated, circumvented, infringed or misappropriated, our trade secrets and other confidential information could be disclosed in an unauthorized manner to third parties, or our intellectual property rights may not be sufficient to permit us to take advantage of current market trends or otherwise to provide us with competitive advantages, which could result in costly redesign efforts, discontinuance of certain offerings or other competitive harm.

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

Our commercial success depends on our ability to develop and commercialize our services and use our technology platform without infringing the intellectual property or proprietary rights of third parties. Intellectual property disputes can be costly to defend and may cause our business, operating results, financial condition, liquidity, cash flows and/or stock price to suffer. As the market for healthcare in the U.S. expands and more patents are issued, the risk increases that there may be patents issued to third parties that relate to our technology platform of which we are not aware or that we must challenge to continue our operations as currently contemplated. Whether merited or not, we may face allegations that we, our vendors or licensors or parties indemnified by us have infringed or otherwise violated the patents, trademarks, copyrights or other intellectual property rights of third parties. Such claims may be made by competitors seeking to obtain a competitive advantage or by other parties. Additionally, in recent years, individuals and groups have begun purchasing intellectual property assets for the purpose of making claims of infringement and attempting to extract settlements from companies like ours. We may also face allegations that our employees have misappropriated the intellectual property or proprietary rights of their former employers or other third parties. It may be necessary for us to initiate litigation to defend ourselves in order to determine the scope, enforceability and validity of third-party intellectual property or proprietary rights, or to establish our respective rights. We may not be able to successfully settle or otherwise resolve such adversarial proceedings or litigation. If we are unable to successfully settle future claims on terms acceptable to us we may be required to engage in or to continue claims, regardless of whether such claims have merit, which can be time-consuming, divert management’s attention and financial resources and can be costly to evaluate and defend. Results of any such litigation are difficult to predict and may require us to stop commercializing or using our technology platform, obtain licenses, modify our services and technology platform while we develop non-infringing substitutes or incur substantial damages, settlement costs or face a temporary or permanent injunction prohibiting us from marketing or providing the affected services. If we require a third-party license, it may not be available on reasonable terms or at all, and we may have to pay substantial royalties, service fees, upfront fees or grant cross-licenses to intellectual property rights for our services. We may also have to redesign our services so they do not infringe on third-party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time, during which our technology platform may not be available for commercialization or use. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations. If we cannot or do not obtain a third-party license to the infringed technology, license the technology on reasonable terms or obtain similar technology from another source, our revenue, earnings, liquidity, cash flows and/or stock price could be adversely impacted.

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

We may not be able to adequately protect our trade secrets, know-how and other internally developed information platforms. Although we use reasonable efforts to protect this internally developed information and technology platform, our employees, consultants and other parties (including independent contractors and companies with which we conduct business) may unintentionally or willfully disclose our information or technology to competitors. Enforcing a claim that a third party illegally disclosed or obtained and is using any of our internally developed information or technology is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the U.S. are sometimes less willing to protect trade secrets, know-how and other proprietary information. We rely, in part, on non-disclosure and confidentiality agreements with our employees, independent contractors, consultants and companies with which we conduct business to protect our trade secrets, know-how and other intellectual property and internally developed information. These agreements may not be self-executing, or they may be breached and we may not have adequate remedies for such breaches. Moreover, third parties may independently develop similar or equivalent proprietary information or otherwise gain access to our trade secrets, know-how and other internally developed information.

Any restrictions on our use of, or ability to license, data, or our failure to license data and integrate third-party technologies, could have a material adverse effect on our business, financial condition, results of operations, liquidity, cash flows and/or stock price.

We depend upon licenses from third parties for components of the technology and data used in our population health management technology platform. We expect that we may need to obtain additional licenses from third parties in the future in connection with the development of our services. In addition, we obtain a portion of the data that we use from government entities, public records and our partners for specific partner engagements. We believe that we have all rights necessary to use the data that is incorporated into our services. Our licenses for information may not allow us to use that information for all potential or contemplated applications. In addition, our ability to continue to offer integrated healthcare to our members depends on maintaining our population health management technology platform, which is partially populated with data disclosed to us by our affiliates with their consent. If these affiliates revoke their consent for us to maintain, use, identify and share this data, consistent with applicable law, our data assets could be degraded.

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

We also integrate our internally developed applications and use third-party software to support our technology infrastructure. Some of this software is proprietary and some is open source software. If we combine our proprietary software with open-source software in certain ways, we may be required, under the terms of the applicable open-source licenses, to make our proprietary source code available to third parties. Additionally, the terms of open-source licenses have not been extensively interpreted by U.S. or international courts, so there is a risk that open-source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on us or our proprietary software. These technologies may not be available to us in the future on commercially reasonable terms, or at all, and could be difficult to replace once integrated into our own internally developed applications. Most of these licenses can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. Our inability to obtain, maintain or comply with any of these licenses could delay development until equivalent technology can be identified, licensed and integrated, which would harm our business, financial condition, results of operations, liquidity, cash flows and/or stock price.

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

We are currently and may in the future be party to lawsuits and legal proceedings in the normal course of business. These matters are often expensive and disruptive to normal business operations. We may face allegations, lawsuits and regulatory inquiries, audits and investigations regarding the services we provide, as well as data privacy, security, labor and employment, consumer protection and intellectual property infringement, including claims related to privacy, patents, publicity, trademarks, copyrights and other rights, as well as claims related to our business potentially operating in a noncompliant manner with applicable laws, rules or regulations. See also, “We face inspections, reviews, audits and investigations under federal and state government programs and contracts. These audits could have adverse findings that may negatively affect our business, including our results of operations, liquidity, financial condition, cash flows, stock price and/or reputation” earlier in these risk factors. We may also face allegations, litigation and regulatory inquiries, audits and investigations related to our acquisitions, securities issuances or business practices, including public disclosures about our business. For example, in December 2023 we received a subpoena from the SEC’s Division of Enforcement requesting information regarding certain of the matters related to its former CEO that were the subject of the litigation commenced in April 2023 by its former directors, Messrs. Cooperstone, Gold and Sternlicht, in the Delaware Chancery Court. The Company prevailed after a hearing at the Delaware Court or Chancery in opposing an effort by the 3 dissident directors to prevent the Company from holding its 2023 annual stockholders' meeting in June 2023 and to enjoin enforcement of the Company’s advance notice by-law provisions. The Company is cooperating with the SEC in its inquiry and cannot predict its outcome or duration. Litigation and regulatory proceedings may be protracted and expensive, and the results are difficult to predict. Certain of these matters may include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our services or require us to stop serving certain members or geographies, all of which could negatively impact our geographic expansion and revenue growth. We may also become subject to periodic audits, which would likely increase our regulatory compliance costs and may require us to change our business practices, which could negatively impact our revenue growth, as well as on our business, results of operations, financial condition, liquidity, cash flows and/or stock price. Managing legal proceedings, litigation and audits, even if we achieve favorable outcomes, is time-consuming and diverts management’s attention from our business. Please see the description of certain legal proceedings set forth in the “Legal Matters” section in Note 19, "Commitments and Contingencies," in the notes to the consolidated financial statements in Item 8 of Part II of this 2023 Form 10-K.

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

Although we maintain third-party directors’ and officers’ professional liability insurance coverage, it is possible that claims against us may exceed the coverage limits of our insurance policies. Even if any professional liability loss is covered by an insurance policy, these policies typically have substantial deductibles for which we are responsible. Professional liability claims in excess of applicable insurance coverage could have a material adverse effect on our business, financial condition, results of operations, liquidity, cash flows and/or stock price. In addition, any professional liability claim brought against us, with or without merit, could result in an increase of our professional liability insurance premiums. Insurance coverage varies in cost and can be difficult to obtain, and we cannot guarantee that we will be able to obtain insurance coverage in the future on terms acceptable to us or at all. If our costs of insurance and claims increase, then our earnings could decline, which could have a material adverse effect on our business, financial condition, results of operations, liquidity, cash flows and/or stock price. Please see the description of certain legal proceedings set forth in the “Legal Matters” section in Note 19, "Commitments and Contingencies" in the notes to the consolidated financial statements in Item 8 of Part II of this 2023 Form 10-K.

Risks Related to Being a Public Company

The requirements of being a public company may strain our resources, result in more litigation and divert management's attention, which could make it difficult to manage our business.

Since becoming a public company, we have and will continue to incur legal, accounting and other expenses that we did not previously incur. We are subject to the reporting requirements of the Exchange Act, and the Sarbanes-Oxley Act, and other applicable securities laws, rules and regulations. Compliance with these laws, rules and regulations has and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert our management’s attention from implementing our growth strategy, which could prevent us from improving our business, financial condition and results of operations. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, these rules and regulations have and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations may make it more expensive for us to obtain director and officer liability insurance and, in the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage, which could make it more difficult for us to attract and retain qualified members of our board of directors. These additional obligations could have a material adverse effect on our business, financial condition, results of operations, liquidity, cash flows and/or stock price.

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

Our operating results are likely to fluctuate in the future. For example, we incurred a net loss of $1.1 billion, (which includes a $442.9 million non-cash goodwill impairment), $428.4 million (which includes a $323.0 million non-cash goodwill impairment) and $116.7 million, for the years ended December 31, 2023, 2022 and 2021, respectively. Our accumulated deficit was $880.5 million, $286.0 million, and $78.8 million, as of December 31, 2023, 2022 and 2021, respectively. We expect our aggregate costs will increase substantially in the foreseeable future and our losses will continue as we expect to invest heavily in transforming our business. We may not succeed in increasing our revenue sufficiently to offset these higher expenses. Our cash flows from operating activities were negative for the years ended December 31, 2021, 2022 and 2023. We may not generate positive cash flow from operating activities in any given period, and our limited operating history may make it difficult for stakeholders to evaluate our current business and our future prospects. In addition, we have used a significant amount of cash on acquisitions and investing in new medical centers.

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

•actual or anticipated fluctuations in our quarterly financial and operating results our liquidity and our financial condition, including our non-compliance with the covenants under our Credit Agreements;

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

•events beyond our control such as weather, chemical disasters and war; and

•any default on our indebtedness acceleration of our indebtedness, our inability to repay some or all of such indebtedness upon acceleration and/or any foreclosure on our assets which serve as collateral for the indebtedness under our Credit Agreements, which constitutes substantially all of our assets.

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

We do not anticipate paying any regular cash dividends on our Class A Common Stock. Further, with the Chapter 11 Cases, any dividend payment would require pre-approval by the Bankruptcy Court, which we expect would not be granted. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our Board may deem relevant. In addition, our ability to pay dividends is currently restricted by the DIP Credit Agreement and may in the future be limited by covenants of existing and any future outstanding indebtedness we or our subsidiaries incur. Therefore, any return on investment in our Class A Common Stock is solely dependent upon the appreciation of the price of our Class A Common Stock on the open market, which may not occur. Also, it is expected that if the terms and conditions of the RSA are successfully implemented through a chapter 11 plan of reorganization approved by the Bankruptcy Court, all of the Company’s current equity securities, including all Class A Common Stock, Class B Common Stock, warrants and other securities will be cancelled and extinguished in the restructuring without any recovery.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our Class A Common Stock, which could depress the price of our Class A Common Stock.

Our current Certificate of Incorporation authorizes us to issue one or more series of preferred stock. Our Board has the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our Class A Common Stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our Class A Common Stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our Class A Common Stock.

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

PCIH will continue to be treated as a partnership for U.S. federal income tax purposes and as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to the holders of PCIH Common Units. Accordingly, we will be required to pay income taxes on our allocable share of any net taxable income of PCIH. Under the terms of the Second Amended and Restated Limited Liability Company Agreement, PCIH is obligated to make tax distributions to the holders of PCIH Common Units (including the Company), calculated at certain assumed tax rates. In addition to income taxes, we will also incur expenses related to our operations, including payment obligations under the Tax Receivable Agreement, which could be significant, some of which will be reimbursed by PCIH (excluding payment obligations under the Tax Receivable Agreement). Subject to approval by the Bankruptcy Court, we may cause PCIH to make ordinary distributions and tax distributions to holders of PCIH Common Units on a pro rata basis in amounts sufficient to cover all applicable taxes, relevant operating expenses, payments under the Tax Receivable Agreement and dividends, if any, declared by us. However, as discussed below, PCIH’s ability to make such distributions may be subject to various limitations and restrictions including, but not limited to, retention of amounts necessary to satisfy the obligations of PCIH and restrictions on distributions that would violate any applicable restrictions contained in PCIH’s debt agreements, or any applicable law, or that would have the effect of rendering PCIH insolvent. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments under the Tax Receivable Agreement, which could be substantial.

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

We anticipate that the distributions we will receive from PCIH may, in certain periods, exceed our actual tax liabilities and obligations to make payments under the Tax Receivable Agreement. Our Board, in its sole discretion, may make any determination from time to time with respect to the use of any such excess cash so accumulated, which may include, among other uses, to pay dividends on our Class A Common Stock. We have no obligation, nor do we have any current intention, to distribute such cash (or other available cash other than any declared dividend) to our stockholders. Further, with the Chapter 11 Cases, any dividend payment or TRA distributions would require pre-approval by the Bankruptcy Court, which we expect would not be granted.

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

Pursuant to the Tax Receivable Agreement, we generally will be required to pay each person from time to time that becomes a “TRA Party” under the Tax Receivable Agreement, 85% of the tax savings, if any, that we are deemed to realize in certain circumstances as a result of certain tax attributes that existed following the Business Combination and that are created thereafter, including as a result of payments made under the Tax Receivable Agreement, and to the extent payments are made to Seller and to each other person that becomes a “TRA Party” to the agreement, we generally will be required to pay to the Sponsor (as defined below), and to each other person from time to time that becomes a “Sponsor Party” under the Tax Receivable Agreement, such, Sponsor Party’s proportionate share of an amount equal to such payments multiplied by a fraction with the numerator 0.15 and the denominator 0.85, and those payments may be substantial. As a result of the payments to the TRA Party and Sponsor Party, we generally will be required to pay an amount equal to but not in excess of the tax benefit realized from the tax attributes subject to the Tax Receivable Agreement. In addition, the filing of the Chapter 11 Cases, may have resulted in the acceleration of our obligations under the Tax Receivable Agreement. Further, with the Chapter 11 Cases, any payment under the Tax Receivable Agreement would require pre-approval by the Bankruptcy Court, which we expect would not be granted.

We entered into the Tax Receivable Agreement, which generally provides for the payment by us to PCIH, and to each other person from time to time that becomes a “TRA Party” under the Tax Receivable Agreement, of 85% of the tax savings, if any, that we are deemed to realize in certain circumstances as a result of certain tax attributes that existed following the Business Combination and that are created thereafter, including as a result of payments made under the Tax Receivable Agreement. To the extent payments are made pursuant to the Tax Receivable Agreement, which in any event would require Bankruptcy Court approval during the Chapter 11 Cases, we generally will be required to pay to Jaws Sponsor LLC (the "Sponsor"), and to each other person from time to time that becomes a “Sponsor Party” under the Tax Receivable Agreement such Sponsor Party’s proportionate share of, an amount equal to such payments multiplied by a fraction with the numerator 0.15 and the denominator 0.85. The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired unless we exercise our right to terminate the Tax Receivable Agreement for an amount representing the present value of anticipated future tax benefits under the Tax Receivable Agreement or certain other acceleration events occur. The Tax Receivable Agreement is subject to rejection or affirmation in the Chapter 11 Cases and, if affirmed, any payments under such agreement will require Bankruptcy Court approval during the Chapter 11 Cases.

The Tax Receivable Agreement liability is determined and recorded under ASC 450, “Contingencies,” as a contingent liability; therefore, we are required to evaluate whether the liability is both probable and the amount can be estimated. The Tax Receivable Agreement liability is payable upon cash tax savings or upon an early termination event. The Company has not recorded a Tax Receivable Agreement liability as of December 31, 2023 as the Company determined that: (i) the Company's positive future taxable income is not probable, based on, among other things, the Company's historical loss position and other factors that make it difficult to rely on forecasts, and (ii) the early termination event due to the Company's Chapter 11 Cases, which occurred subsequent to the fiscal year ended December 31, 2023. The TRA contemplates, in the event of an acceleration, that the Company pay an Early Termination Payment (as defined in the TRA). The Company expects to record a liability, during the quarter ending March 31, 2024 of an estimated $279.3 million in respect of such Early Termination Payment, subject to the applicable provisions of the Bankruptcy Code. The Company will continue to evaluate this contingent liability on a quarterly basis, which may result in an adjustment in the future. If the Seller were to exchange their PCIH equity interests for our securities, we would recognize a liability for the total amount owed to the PCIH equity interests. These payments are our obligation and not those of PCIH. The actual increase in our allocable share of PCIH’s tax basis in its assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the market price of shares of our Class A Common Stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of the recognition of our income. While many of the factors that will determine the amount of payments that we will make under the Tax Receivable Agreement are outside of our control, we expect that any payments we make under the Tax Receivable Agreement, if approved by the Bankruptcy Court, could be substantial and could have a material adverse effect on our financial condition, results of operations, liquidity, cash flows and/or stock price. Any payments made by us under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid; however, nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement, as further described below. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make it a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the Tax Receivable Agreement.

In addition, by reason of the payments made to the Sponsor, we are not expected to retain any of the tax benefits stemming from events that will give rise to payments under the Tax Receivable Agreement.

In certain cases, payments under the Tax Receivable Agreement may exceed the actual tax benefits we realize or be accelerated.

Payments under the Tax Receivable Agreement, if approved by the Bankruptcy Court, will be based on the tax reporting positions that we determine, and the Internal Revenue Service (the "IRS") or another taxing authority may challenge all or any part of the tax basis increases, as well as other tax positions that we take, and a court may sustain such a challenge. If any tax benefits initially claimed by us are disallowed, the Seller and the exchanging holders will not be required to reimburse us for any excess payments that may previously have been made under the Tax Receivable Agreement, for example, due to adjustments resulting from examinations by taxing authorities. Rather, excess payments made to such holders will be netted against any future cash payments otherwise required to be made by us, if any, after the determination of such excess. However, a challenge to any tax benefits initially claimed by us may not arise for a number of years following the initial time of such payment or, even if challenged early, such excess cash payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement and, as a result, there might not be future cash payments against which to net. As a result, in certain circumstances, we could make payments under the Tax Receivable Agreement, if approved by the Bankruptcy Court, in excess of our actual income or franchise tax savings, which could materially impair our financial condition.

Moreover, the Tax Receivable Agreement provides that, if (i) we exercise our early termination rights under the Tax Receivable Agreement, (ii) certain changes of control of us occur (as described in the Tax Receivable Agreement), or (iii) we breach any of our material obligations, or otherwise experience an early termination event, under the Tax Receivable Agreement, including potentially as a result of the filing of the Chapter 11 Cases, our obligations under the Tax Receivable Agreement will accelerate and, if approved by the Bankruptcy Court, we could be required to make lump-sum cash payments to certain parties to the agreement, the Sponsor and/or other applicable parties to the Tax Receivable Agreement equal to the present value of all forecasted future payments that would have otherwise been made under the Tax Receivable Agreement, which lump-sum payments would be based on certain assumptions, including those relating to our future taxable income. These lump-sum payments, if any are approved by the Bankruptcy Court, could be substantial and could exceed the actual tax benefits that we realize subsequent to such payment because such payment would be calculated assuming, among other things, that we would have certain tax benefits available to us and that we would be able to use the potential tax benefits in future years, which actual experience could differ significantly from the assumptions used to calculate the lump-sum payments.

There may be a material negative effect on our liquidity and cash flows if the payments, if any are approved by the Bankruptcy Court, under the Tax Receivable Agreement exceed the actual income or franchise tax savings that we realize. Furthermore, our obligations to make payments under the Tax Receivable Agreement, if approved by the Bankruptcy Court, could also have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control, which could adversely impact stockholder value and our stock price.

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

Delaware law, our current Certificate of Incorporation and our current By-laws contain certain provisions, including anti-takeover provisions, that currently limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

Delaware law, our current Certificate of Incorporation and our current By-laws contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our Board and therefore depress the trading price of our securities. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our Board or taking other corporate actions, including effecting changes in management.

Among other things, our current Certificate of Incorporation and By-laws include provisions regarding:

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

Any provision of our current or future Certificate of Incorporation, our current or future By-laws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for stockholders to receive a premium for their shares of our Class A Common Stock and could also affect the price that some investors are willing to pay for shares of our Class A Common Stock. Also, it is expected that if the terms and conditions of the RSA are successfully implemented through a chapter 11 plan of reorganization approved by the Bankruptcy Court, all of the Company’s current equity securities, including all Class A Common Stock, Class B Common Stock, warrants and other securities will be cancelled and extinguished in the restructuring without any recovery.

General Risk Factors

Provisions of our current organizational documents could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management, even if beneficial to our stockholders.

Our current Certificate of Incorporation and current By-laws and the Delaware General Corporation Law (the “DGCL”) contain provisions that could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. Among other things, these provisions:

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

These and other provisions in our current Certificate of Incorporation and current By-laws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our Board or initiate actions that are opposed by our then-current Board, including delay or impede a merger, tender offer or proxy contest involving our company. The existence of these provisions could negatively affect the price of our securities and limit opportunities for you to realize value in a corporate transaction.

Our current By-laws designate the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for certain disputes with us.

Pursuant to our current By-laws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the DGCL, our current Certificate of Incorporation or our current By-laws, (4) any action to interpret, apply, enforce or determine the validity of our current Certificate of Incorporation or our current By-laws, (5) any action or proceeding as to which the DGCL confers jurisdiction to the Court of Chancery of the State of Delaware or (6) any other action asserting a claim against us that is governed by the internal affairs doctrine. The foregoing provisions will not apply to any claims arising under the Exchange Act or the Securities Act and, unless we consent in writing to the selection of an alternative forum, the federal district courts of the U.S. will be the sole and exclusive forum for resolving any action asserting a claim arising under the Securities Act.

This choice of forum provision in our current By-laws may limit a stockholder’s ability to bring certain claims in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find these types of provisions to be inapplicable or unenforceable, and if a court were to find the choice of forum provision contained in our current By-laws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, financial condition, liquidity, cash flows and/or stock price.

Our business and operations could be negatively affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategy and impact our liquidity, cash flows and/or stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of our Class A Common Stock or other securities or other reasons may in the future cause us to become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert management’s and the Board’s attention and resources from our business. For example, and as previously disclosed, during 2023, three directors, Elliot Cooperstone, Lewis Gold and Barry Sternlicht (together, the “Former Directors”) resigned from the Company’s Board and filed a lawsuit seeking to re-open the Company’s advance-notice nomination window for stockholder notice of director candidate nominations and business proposals for the Company’s 2023 annual stockholders’ meeting and claiming a breach of fiduciary duties by the Board. The Company prevailed in securing a dismissal from the Delaware Chancery Court in June 2023 of the advance notice nomination claims of such litigation, and the plaintiffs later voluntarily dismissed their fiduciary duty claim. Please see the description of our pending legal proceedings set forth in the “Legal Matters” section in Note 19, "Commitments and Contingencies," in the notes to the consolidated financial statements in Item 8 of Part II of this 2023 Form 10-K.

While we strive to maintain constructive communications with our shareholders, activist shareholders, such as the Former Directors, have and may continue to engage in proxy solicitations or advance shareholder proposals, or otherwise attempt to affect changes and assert influence on our Board and management. Our prospects, liquidity, cash flows and/or stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties related to the actions of the Former Directors or other securities litigation or stockholder activism.

Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters. Further, our prospects, liquidity, cash flows and/or stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C.    Cybersecurity

Risk Management and Strategy

We recognize that cybersecurity risk is a critical enterprise concern. To mitigate cybersecurity risk, we have obtained cybersecurity insurance coverage and established a Cybersecurity and IT Governance Program to stay at the forefront of security and threat management. Our program monitors and assesses our IT environment to provide continuous improvement and automate incident response. We have instituted best practices for preventive safeguards, governance, monitoring, detection, response and third-party validation. Data, updates and results from our program are provided to the Audit Committee at regularly scheduled meetings.

The Company regularly assesses risks from cybersecurity threats, monitors its information systems for potential vulnerabilities and tests those systems pursuant to the Company’s cybersecurity policies, standards, processes and practices. To protect the Company’s information systems from cybersecurity threats, the Company uses various security tools that help the Company identify, escalate, investigate, resolve and recover from security incidents in a timely manner. These efforts include, but not limited to, managed detection and response, security information and event management, vulnerability management, email security filtering, threat intelligence, security awareness program, endpoint detection and response, security automation and orchestration, and intrusion detection and prevention systems.

The Company partners with third parties to assess the effectiveness of our cybersecurity prevention and response systems and processes, including periodic penetration tests, annual compliance risk assessments, and third-party cybersecurity assessments. Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected or are reasonably likely to affect the Company, including its business strategy, results of operations or financial condition. Refer to the risk factor captioned “Data security breaches, loss of data and other disruptions could compromise sensitive information related to our business or our members, or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.” in Part I, Item 1A. “Risk Factors” for additional description of cybersecurity risks and potential related impacts on the Company.

Governance

The Company’s Audit Committee oversees our risk management program, which is designed to identify, evaluate, and respond to our high-priority risks and opportunities to mitigate those risks. The Company’s management, including our executive officers, reports to the Audit Committee on areas of material risk based on its annual risk assessment exercise and management is primarily responsible for managing the risks associated with the Company’s operation and business, including cybersecurity and other information security risks. As part of the annual risk assessment exercise, our management conducts executive management interviews, participates in key committee meetings (including meetings of the Disclosure Committee, Compliance Committee and, during our ERP implementation, the Oracle Committee), quantitatively and qualitatively scopes financial accounts and IT system sources and considers industry reports and legal and/or regulatory changes to understand short-term, medium-term and long-term priorities, objectives and strategies, taking into account the level of maturity and degree of integration of governance and risk management programs. Management provides regular updates to the Audit Committee on our risk management program and reports on identified high-priority risks and opportunities during regularly scheduled Audit Committee meetings. In turn, the Audit Committee Chairman is responsible for regularly reporting to the Board.

The Company takes a risk-based approach to cybersecurity and has implemented cybersecurity policies throughout its operations that are designed to address cybersecurity threats and incidents. In particular, management oversees cybersecurity assessments to identify potential threats, vulnerabilities, and the potential impact on the business. Management is responsible for establishing cybersecurity policies and procedures that align with industry best practices and regulatory requirements. Management oversees the implementation of systems that continuously monitor the Company's cybersecurity posture and drives a culture of continuous improvement in cybersecurity.

In February 2024, the Company formed a dedicated Cybersecurity Risk Committee (the "Cybersecurity Committee"), consisting of designated members of the Company’s Information Technology team, the Company’s General Counsel and Chief Compliance Officer, the Company’s Deputy General Counsel, the Company’s Controller, the Company’s Chief Operating Officer, and designated members of the Company’s Communications team. The Company’s CEO and CFO have the authority to appoint and remove members of the Cybersecurity Committee.

The Cybersecurity Committee is responsible for, among other things:

•Reviewing management’s implementation of cybersecurity programs, privacy programs and related risk policies and procedures and management’s actions to (a) safeguard the effectiveness of such programs and policies and the integrity of the Company’s electronic systems and facilities and (b) prevent, detect and respond to cyber-attacks or information or data breaches involving the Company’s electronic information, intellectual property and data;

•Reviewing information from the Company’s IT Department regarding matters related to the management of cybersecurity risks and privacy risks;

•Reviewing management’s cybersecurity and privacy crisis preparedness and incident response plans (including policies and procedures regarding public disclosure of any such incidents) and the Company’s disaster recovery capabilities;

•In the event of an identified breach or attempted breach, the details and impact of any such breach or attempted breach of the Company’s information technology systems, networks and/or the types of information, data, and assets collected, created, used, processed, and/or maintained by or on behalf of the Company, including personal information and/or any information or assets of the Company’s customers, consumers, employees and business partners, the appropriately investigating any such events, the response to such events, and the implementation of measures to help prevent the recurrence of such events and review summaries of any incidents or activities that are required to be reported to the Audit Committee pursuant to any escalation policies applicable to such cybersecurity incident;

•Reviewing the effectiveness of the Company’s cybersecurity and privacy risk management programs and its practices for identifying, managing and mitigating cybersecurity and privacy risks across all business functions and recommending improvements, where appropriate;

•Reviewing the Company’s framework for adopting policies and procedures establishing cybersecurity and privacy risk-management governance, cybersecurity and privacy risk-management procedures, and cybersecurity and privacy risk control infrastructure;

•Reviewing the Company’s processes and systems for implementing and monitoring compliance with cybersecurity and privacy risk-management and cybersecurity and privacy risk-control policies and procedures, including:
◦Processes and systems for identifying and reporting cybersecurity and privacy risks (including emerging cybersecurity and privacy risks) and cybersecurity and privacy risk management deficiencies, and implementation of actions to address these deficiencies; and
◦Processes and systems to integrate cybersecurity and privacy risk management and associated controls with management goals;

•Reviewing significant investments and expenditures the Company proposes to make to manage or mitigate enterprise risks and make recommendations, where appropriate;

•Reviewing reports and presentations from management and the Company’s advisors, including outside cybersecurity and privacy experts, regarding the management of cybersecurity and privacy risk programs;

•Reviewing and addressing, as appropriate, management’s corrective actions for deficiencies that arise with respect to the effectiveness of the Company’s cybersecurity and privacy risk management programs;

•Reviewing and discussing with management the Company’s public disclosures in its SEC reports relating to the Company’s cybersecurity and privacy matters, including privacy, network security and data security, including reviewing applicable cybersecurity and privacy disclosures in the “Risk Factors” section of this 2023 Form 10-K;

•Reviewing the adequacy of the Company’s cybersecurity insurance programs to determine if the coverages are sufficient, consistent with market conditions, to protect the Company;

•Reviewing, with the Company’s General Counsel or their designee, any cybersecurity and/or privacy-related legal matter that could have a significant impact on the Company’s business or reputation; and

•Addressing other matters as the Cybersecurity Committee Chair or other members of the Cybersecurity Committee determine relevant to the Cybersecurity Committee’s oversight of cybersecurity and privacy risk assessment and management.

The Cybersecurity Committee will provide periodic updates to the Company’s Audit Committee regarding its activities, and in the event of a material cybersecurity or privacy incident involving the Company, on the status of the Company’s cybersecurity and data protection response and disclosures. Through these briefings, the Cybersecurity Committee will periodically provide the Audit Committee with appropriate information, as applicable, on the status of--(1) the Company’s cybersecurity and data protection program strategies, projects, initiatives, opportunities, developments and any material changes in the foregoing; (2) budgets and resources; (3) information security or privacy assessments, audits and tests conducted by the Company or third parties; (4) the Company’s escalation protocols with respect to prompt reporting of cybersecurity incidents to management, the Audit Committee and the Board; and (5) material cybersecurity and privacy incidents, risks, issues and legal developments, as well as the remediation or risk mitigation measures undertaken to address such issues. Also, any cybersecurity incident requiring public disclosure on a Current Report on Form 8-K or other applicable public filings or disclosures will be reported to the Audit Committee prior to any such disclosure. As appropriate, the briefings also will present management’s recommendations for changes to the Company’s cybersecurity and data protection practices.

UnitedHealth Group Incorporated (“UHG”) recently widely-announced that they had experienced a cybersecurity incident in which a suspected nation-state associated cyber security threat actor had gained access to some of the Change Healthcare (owned by UHG) information technology systems. Through filings on Form 8-K, press releases and conference calls, UHG is providing regular updates on its assessment of this cybersecurity incident, including, without limitation, its remediation and service restoration activities. The Company’s Cybersecurity Committee and its respective members are monitoring UHG’s cybersecurity incident for any potential impact it may have on the Company and its various constituencies.

Item 2.    Properties

Our principal executive offices are located at 9725 NW 117th Avenue, Miami, Florida 33178, where we occupy a facility totaling approximately 105,000 square feet. We use this facility for administration, sales and marketing, technology and development and professional services. As of December 31, 2023, we leased an aggregate of approximately 856,000 square feet located in Florida, including our principal executive offices. We believe that our medical centers are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.

Item 3.    Legal Proceedings

From time to time, we may be involved in litigation incidental to the conduct of our business that arise in the ordinary course of business.

For a description of our legal proceedings, please see the description set forth in the “Legal Matters” section in Note 19, "Commitments and Contingencies," in the notes to the consolidated financial statements of this 2023 Form 10-K.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

Common Stock

During 2023, shares of our Class A Common Stock were publicly listed and traded on the NYSE under the symbol “CANO.” As previously disclosed, on February 5, 2024, the NYSE Regulation notified the Company that the NYSE (a) had determined to commence proceedings to delist the Company’s Class A Common Stock and (b) immediately suspended trading on the NYSE in the Company’s Class A Common Stock pursuant to Section 802.01D of the NYSE Listed Company Manual after the Company commenced the Chapter 11 Cases on February 4, 2024. The NYSE filed a Form 25 with the SEC on February 6, 2024 to initiate such delisting from the NYSE, which delisting became effective on February 16, 2024. The Company’s Class A Common Stock began trading on the OTC Pink Marketplace on February 6, 2024 under the symbol “CANOQ.”

On March 1, 2024, there were approximately 34 registered holders of Class A Common Stock, 62 registered holders of Class B Common Stock and 8 registered holders of our warrants. The number of registered holders does not include individuals or entities who beneficially own shares, but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

Dividend Policy

The Company has not paid any cash dividends on shares of our Class A Common Stock. The terms of the DIP Credit Agreement currently restrict the Company’s ability to pay dividends or make distributions, except in limited circumstances. Any decision to declare and pay dividends in the future will be made at the sole discretion of the Board and will depend on, among other things, the Company’s results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Board may deem relevant. Further, with the Chapter 11 Cases, any dividend payment would require pre-approval by the Bankruptcy Court, which we expect would not be granted. Please see Part I, Item 1A. “Risk Factors,” regarding a discussion of certain limitations on our ability to declare dividends, such as “Because we have no current plans to pay regular cash dividends on our Class A Common Stock, you may not receive any return on investment unless you sell your Class A Common Stock for a price greater than that which you paid for it.”

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

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this 2023 Form 10-K into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under the Securities Act or the Exchange Act.

COMPARISON OF CUMULATIVE TOTAL RETURN
$200.00
$150.00
$100.00
$50.00
$—
05/18/20
12/31/20
12/31/21
12/31/22
12/31/23
Cano Health, Inc.
S&P Health
S&P 500 Index

Index	5/18/2020	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Cano Health, Inc	100.00	131.47	87.35	13.43	0.58
S&P Health	100.00	112.34	139.48	134.53	134.94
S&P 500 Index	100.00	127.16	161.35	129.98	161.48

Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Recent Purchases of Equity Securities

During the year ended December 31, 2023, we did not repurchase any shares of our equity securities.

Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is included in the section entitled Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this 2023 Form 10-K.
PART II. OTHER INFORMATION
Item 6. [Reserved]

Not applicable.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or the context otherwise requires, references in this section to the "Company," "Cano Health,” “we,” “us,” “our,” and other similar terms refer, for periods prior to the completion of the Business Combination, to PCIH and its subsidiaries, and for periods upon or after the completion of the Business Combination, to the consolidated operations of Cano Health, Inc. and its subsidiaries, including PCIH and its subsidiaries. The following discussion and analysis is intended to help the reader understand our business, results of operations, financial condition, liquidity and capital resources. This discussion should be read in conjunction with Cano Health's consolidated financial statements and related notes presented here in Part II, Item 8 included elsewhere in this 2023 Form 10-K, as well as the financial statements and the accompanying notes, as well as the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Cano Health” included in this 2023 Form 10-K.

The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this 2023 Form 10-K, particularly in the sections entitled "Forward-Looking Statements," as well as Part I, Item 1A, “Risk Factors” in our 2023 Form 10-K.

Executive Overview

During the year ended December 31, 2023, our operating results have performed below historical levels, with the majority of the decline arising from a 37.2% increase in third party medical costs per member per month compared to the year ended December 31, 2022, as well as an increase in overall operating expenses of 30.4%, mainly driven by non-cash expense increases of 17.0% in depreciation and amortization expense, 37.1% in goodwill impairment loss, 44.3% in change in the fair value of contingent considerations, 100% in credit loss on other assets and 100% in accelerated depreciation and amortization, in each case compared to the year ended December 31, 2022.

Our strategy focuses on executing our Transformation Plan that is designed to: (i) improve our MCR; (ii) reduce our DPE and SG&A expenses; (iii) improve our gross profit and Adjusted EBITDA; and (iv) maximize our productivity, cash flow and liquidity. The Transformation Plan primarily includes the following measures:

•Driving medical cost management initiatives to improve our MCR;

•Lowering third party medical costs through negotiations with payors, including restructuring contractual arrangements with payors and specialty network;

•Expanding initiatives to optimize our DPE and SG&A expenses
◦reducing operating expenses, including reduction of permanent staff; and
◦significantly reducing all other non-essential spending;

•Prioritizing the Company's Medicare Advantage and ACO Reach lines of business through improving patient engagement and access;

•Divesting and consolidating certain assets and operations, inclusive of exiting certain markets
◦exiting our Puerto Rico operations, which we completed at the beginning of 2024;
◦conducting a strategic review of our Medicaid business in Florida, pharmacy assets and other specialty practices; and
◦consolidating underperforming owned medical centers and delaying renovations and other capital projects;

•Evaluating the performance of our affiliate provider relationships
◦terminating underperforming affiliate partnerships; and

•Pursuing a comprehensive process to identify and evaluate interest in a sale of the Company, or all or substantially all of our assets, including having engaged advisors to assist in the process.

As a result of accelerating these initiatives, the Transformation Plan is now targeted to achieve approximately $290 million of cost reductions by the end of 2024, including approximately $105 million in initiatives currently in process or already implemented. The Company expects to recognize approximately $20 million in pre-tax charges to implement these plans during 2024, consisting principally of lease exit costs and employee termination benefits. The Company expects that substantially all of these charges will be paid in cash over 2024 and 2025.

As previously-disclosed, as part of the Company’s effort to generate additional liquidity, on September 25, 2023, the Company sold to Primary Care Holdings II, LLC (“CenterWell”), a wholly owned subsidiary of Humana Inc. ("Humana"), substantially all of the assets associated with the operation of Cano Health’s senior-focused primary care centers in Texas and Nevada (the “Sale Transaction”) for a total transaction value to the Company of a total transaction value to the Company of approximately $66.7 million, consisting of approximately $35.4 million in cash paid at closing (of which approximately $1.9 million was withheld for satisfaction of potential indemnification claims), plus the release of certain liabilities owed by Cano Health or its affiliates primarily for centers built under commercial agreements entered into with affiliates of Humana. The net cash proceeds from the Sale Transaction enabled the Company to repay a portion of its outstanding commitment under its revolving credit facility, for which Credit Suisse AG, Cayman Islands Branch is the administrative agent.

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

As previously disclosed in Current Reports on Form 8-K filed by the Company on February 5, 2024 and February 7, 2024 with the SEC, on February 4, 2024, the Debtors entered into the RSA with the Consenting Creditors, which, among other things, sets forth the principal terms of a proposed Restructuring of the existing capital structure of the Company in the Chapter 11 Cases commenced by the Debtors on February 4, 2024 in the Bankruptcy Court under chapter 11 of the Bankruptcy Code.

The Chapter 11 Cases are being jointly administered under Case No. 24-10164. The Debtors continue to operate their business and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Debtors have filed and received Bankruptcy Court approval of various “first day” motions requesting customary relief that enable the Company to transition into Chapter 11 protection without material disruption to its ordinary course operations. Capitalized terms used but not defined in this discussion of the RSA have the meanings ascribed to them in the RSA or the DIP Credit Agreement, as applicable.

Reverse Stock Split

As previously-disclosed in the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the "SEC') on November 2, 2023, the Company effected the previously-announced 1-for-100 Reverse Stock Split of the Company’s shares Class A and Class B Common Stock in November 2023 (the “Reverse Stock Split”) pursuant to which each 100 shares of the Company’s Class A and Class B Common Stock issued and outstanding immediately prior to filing the Certificate of Amendment to the Company’s Certificate of Incorporation on November 2, 2023 were automatically combined into one share of Class A Common Stock and Class B Common Stock, respectively, subject to the elimination of fractional shares. All references to outstanding share and per share amounts for all periods presented have been adjusted to give effect to the Reverse

Stock Split. The par value per share of each share of Class A and Class B Common Stock was proportionately multiplied by 100, and the number and exercise price of all Public Warrants, PCIH Common Units, stock options, restricted stock awards and restricted stock unit awards were each proportionately adjusted by the ratio used to complete the Reverse Stock Split. As previously disclosed, on November 13, 2023, the Public Warrants were delisted from the NYSE effective on November 23, 2023. On February 5, 2024, the NYSE Regulation notified the Company that the NYSE Regulation (a) had determined to commence proceedings to delist the Company’s Class A Common Stock from the NYSE and (b) immediately suspended trading on the NYSE in the Company’s Class A Common Stock pursuant to Section 802.01D of the NYSE Listed Company Manual after the Company commenced the Chapter 11 Cases on February 4, 2024. The NYSE filed a Form 25 with the SEC on February 6, 2024 to initiate such delisting from the NYSE, which delisting became effective on February 16, 2024.

In connection with consummating the Reverse Stock Split, the total number of shares of Class A Common Stock and Class B Common Stock authorized for issuance under the Company’s amended Certificate of Incorporation was reduced from 6,000,000,000 to 60,000,000 shares of its Class A common stock and from 1,000,000,000 to 10,000,000 shares of its Class B Common Stock, each with an adjusted par value of $0.01 per share. The Reverse Stock Split did not change the number of shares of the Company’s authorized preferred stock, which remains at 10,000,000 shares. The Reverse Stock Split reduced the Company’s issued and outstanding shares of Common Stock from approximately 288,760,727 shares of Class A Common Stock and 251,893,556 shares of Class B Common Stock issued and outstanding as of October 30, 2023 to approximately 2,887,607 and 2,518,935 issued and outstanding shares of Class A Common Stock and Class B Common Stock, respectively, immediately after the effectiveness of the Reverse Stock Split.

While the Reverse Stock Split increased the price per share of the Company’s Class A Common Stock to enable it to regain compliance with the price criteria of Section 802.01C of the NYSE Listed Company Manual, on December 22, 2023, the NYSE notified the Company that it was not in compliance with Section 802.01B of the NYSE Listed Company Manual because the Company's total market capitalization has been less than $50 million over a 30 trading-day period and its stockholders’ equity is less than $50 million. As described in the NYSE’s notice, as of December 21, 2023, the Company’s 30 trading-day average market capitalization was approximately $44.0 million and its last reported stockholders’ deficit as of September 30, 2023 was approximately $259.1 million. Pursuant to the NYSE’s market capitalization rule, the Company sent the NYSE a letter confirming receipt of their notice and indicating that it intended to cure the deficiencies outlined in the NYSE’s notice. The Company then had until February 5, 2024 to submit a business plan to the NYSE demonstrating that the Company would regain compliance with their market capitalization rule within 18 months of receipt of their deficiency notice. However, with the Company’s Chapter 11 filing on February 4, 2024, NYSE suspended trading in shares of the Company's Class A Common Stock and immediately began the delisting process for shares of the Company's Class A Common Stock, which delisting on the NYSE became effective on February 16, 2024. The Company’s Class A Common Stock continues to trade in the OTC Market and the Pink Sheets.

As previously disclosed by the Company, including in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the SEC on November 13, 2023, the Company has shifted its strategic direction to focus on executing its Transformation Plan that is designed to: (i) improve the Company’s MCR; (ii) reduce its DPE and SG&A expenses; (iii) improve the Company’s gross profit and Adjusted EBITDA; and (iv) maximize the Company’s productivity, cash flow and liquidity. The Transformation Plan primarily includes the following measures:
•Driving medical cost management initiatives to improve our MCR;

•Lowering third party medical costs through negotiations with payors, including restructuring contractual arrangements with payors and specialty network;

•Expanding initiatives to optimize our DPE and SG&A expenses
◦reducing operating expenses, including reduction of permanent staff; and
◦significantly reducing all other non-essential spending;

•Prioritizing the Company's Medicare Advantage and ACO Reach lines of business through improving patient engagement and access;

•Divesting and consolidating certain assets and operations, inclusive of exiting certain markets

◦exiting our Puerto Rico operations, which we completed at the beginning of 2024;
◦conducting a strategic review of our Medicaid business in Florida, pharmacy assets and other specialty practices; and
◦consolidating underperforming owned medical centers and delaying renovations and other capital projects;

•Evaluating the performance of our affiliate provider relationship
◦terminating underperforming affiliate partnerships; and

•Pursuing a comprehensive process to identify and evaluate interest in a sale of the Company, or all or substantially all of our assets, including having engaged advisors to assist in the process.

Key Performance Metrics
In addition to our GAAP and non-GAAP financial information, we review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.

	December 31, 2023	December 31, 2022	December 31, 2021
Membership	267,917	309,590	227,005
Medical centers	100	172	130

Members

Members represent those Medicare, Medicaid and ACA patients, and until the second quarter of 2023, commercially insured patients; for whom we receive a fixed PMPM fee under capitation arrangements as of the end of a particular period.

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

In March 2023, CMS issued its final notice detailing final 2024 Medicare Advantage payment rates. Final 2024 Medicare Advantage rates resulted in an expected average increase in revenue for the Medicare Advantage industry of 3.32%, and the year-to-year percentage change included a 1.24% decrease for star ratings, a risk model revision and normalization of (2.16%), and a risk score trend of 4.44%. In March 2023, CMS also finalized the 2024 Medicare Advantage reimbursement rates, which result in an expected average decrease in revenue for the Medicare Advantage industry of 1.12%, excluding the CMS estimate of Medicare Advantage risk score trend, though the rates may vary widely depending on the provider group and patient demographics. On January 31, 2024, CMS issued an advance notice detailing proposed 2025 Medicare Advantage payment rates. The 2025 Medicare Advantage rates, if finalized as proposed, will result in an expected average decrease in revenue for the Medicare Advantage industry of 0.16%, excluding the CMS estimate of Medicare Advantage risk score trend. CMS intends to publish the final 2025 rate announcement no later than April 1, 2024.

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

Selling, general, and administrative ("SG&A") expenses. SG&A expenses include employee-related expenses, including salaries and benefits, technology infrastructure, operations, clinical and quality support, finance, legal, human resources, and corporate development departments. In addition, SG&A expenses include all corporate technology and occupancy costs. For purposes of determining center-level economics, we allocate a portion of our SG&A expenses to our medical centers and affiliated practices. The relative allocation of these expenses to each center depends upon the number of centers open during a given period of time, and, if determinable, the center where the expense was incurred. In the third quarter of 2023, the Company implemented a plan designed to further restructure its operations to streamline and simplify the organization to improve efficiency and reduce costs. These actions include workforce reductions, which are expected to reduce our SG&A costs in future periods compared to current levels. In connection with its restructuring plan, in the third quarter of 2023, the Company reduced staffing by approximately 842 employees, or 21% of its workforce. Approximately 52% of the workforce reductions were attributable to exiting operations in certain markets and 48% of the workforce reductions represents organizational restructuring. These actions are expected to yield approximately $65 million of annualized cost reductions beginning in the third quarter of

2023 and through the end of 2024. The Company recorded a restructuring charge in the third quarter of 2023 of approximately $1.7 million, the majority of which was paid in 2023 and a lesser amount in 2024, consisting primarily of employee-related costs, such as severance, retention and other contractual termination benefits.

Following such announcement, the Company announced in late December 2023 that it was pursuing implementation of its new Transformation Plan that is designed to: (i) improve the Company’s MCR; (ii) reduce its DPE and SG&A expenses; (iii) improve the Company’s gross profit and Adjusted EBITDA; and (iv) maximize the Company’s productivity, cash flow and liquidity. Among other actions, the Transformation Plan includes expanding initiatives to optimize its DPE and SG&A expenses including reducing operating expenses.

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

Credit losses on other assets. In August 2023, MSP announced that the SEC initiated an investigation of MSP and had received several subpoenas from the SEC and the U.S. Attorney's Office. As a result of (i) these disclosures by MSP; and (ii) MSP's not being in compliance with the NASDAQ listing requirements, the Company decided to utilize a third-party valuation specialist to provide a market value analysis of the shares of Class A common stock that MSP issued to the Company on July 7, 2023. During the quarter ended June 30, 2023, the Company recorded an allowance for credit losses of $62.0 million. As of September 30, 2023 the Company had concluded that the securities did not have a readily determinable fair value. As of December 31. 2023, the Company valued the MSP shares based on the market value at the time and recorded the impact within Other Income (Expense) section.

Goodwill impairment loss. As of September 30, 2023 and December 31, 2023, the Company determined there was a triggering event at each date, and performed a quantitative assessment at each date which resulted in a goodwill impairment loss being booked in the third and fourth quarter of 2023. See Note 8, "Goodwill," in our consolidated financial statements in Item 8 of Part II of this 2023 Form 10-K for details.

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
Change in fair value of warrant liabilities. Change in fair value of warrant liabilities consists primarily of changes to the public warrants and private placement warrants assumed upon the consummation of the Business Combination. The liabilities are revalued at each reporting period. Due to the delisting of the Public Warrants, as of December 31, 2023 the Company determined the fair value of the Public Warrants and Private Placement Warrants to be equal to zero.
Other income (expense). Other income (expense) primarily relates to the mark-to-market valuation related to the MSP shares, the gain on the Sale Transaction and other divestitures and sublease income.

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Years Ended December 31,
($ in thousands)	2023	2022	2021
Revenue:
Capitated revenue	$3,054,412	$2,606,916	$1,529,120
Fee-for-service and other revenue	83,345	132,000	80,249
Total revenue	3,137,757	2,738,916	1,609,369
Operating expenses:
Third-party medical costs	2,830,421	2,062,356	1,231,047
Direct patient expense	228,057	254,867	179,353
Selling, general, and administrative expense	362,810	422,443	252,133
Depreciation and amortization expense (excluding accelerated amounts)	106,080	90,640	49,441
Accelerated depreciation and amortization for property and equipment, and right-of-use assets	80,560	—	—
Transaction costs	32,139	27,435	44,262
Change in fair value of contingent consideration	(2,800)	(5,025)	(11,680)
Goodwill impairment loss	442,918	323,000	—
Credit loss on other assets	62,000	—	—
Total operating expenses	4,142,185	3,175,716	1,744,556
Loss from operations	(1,004,428)	(436,800)	(135,187)
Other income and expense:
Interest expense	(114,750)	(62,495)	(51,291)
Interest income	572	14	4
Loss on extinguishment of debt	—	(1,428)	(13,115)
Change in fair value of warrant liabilities	7,373	72,771	82,914
Other income (expense)	10,515	1,706	(48)
Total other income (expense)	(96,290)	10,568	18,464
Net income (loss) before income tax expense	(1,100,718)	(426,232)	(116,723)
Income tax expense (benefit)	(1,815)	2,157	14
Net income (loss)	$(1,098,903)	$(428,389)	$(116,737)
Net income (loss) attributable to non-controlling interests	(504,485)	(221,117)	(98,717)
Net income (loss) attributable to Class A common stockholders	$(594,418)	$(207,272)	$(18,020)

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated:

	Years Ended December 31,
(% of revenue)	2023	2022	2021
Revenue:
Capitated revenue	97.3%	95.2%	95.0%
Fee-for-service and other revenue	2.7%	4.8%	5.0%
Total revenue	100.0%	100.0%	100.0%
Operating expenses:
Third-party medical costs	90.2%	75.3%	76.5%
Direct patient expense	7.3%	9.3%	11.1%
Selling, general, and administrative expense	11.6%	15.4%	15.7%
Depreciation and amortization expense (excluding accelerated amounts)	3.4%	3.3%	3.1%
Accelerated depreciation and amortization for property and equipment, and right-of-use assets	2.6%	0.0%	0.0%
Transaction costs	1.0%	1.0%	2.8%
Change in fair value of contingent consideration	(0.1)%	(0.2)%	(0.7)%
Goodwill impairment loss	14.1%	11.8%	0.0%
Credit loss on other assets	2.0%	0.0%	0.0%
Total operating expenses	132.0%	115.9%	108.5%
Loss from operations	(32.0)%	(15.9)%	(8.5)%
Other income and expense:
Interest expense	(3.7)%	(2.3)%	(3.2)%
Loss on extinguishment of debt	0.0%	(0.1)%	(0.8)%
Change in fair value of warrant liabilities	0.2%	2.7%	5.2%
Other income (loss)	0.3%	0.1%	0.0%
Total other income (loss)	(3.1)%	0.4%	1.2%
Net income (loss) before income tax expense	(35.1)%	(15.6)%	(7.3)%
Income tax expense (benefit)	(0.1)%	0.1%	0.0%
Net income (loss)	(35.0)%	(15.6)%	(7.3)%
Net income (loss) attributable to non-controlling interests	(16.1)%	(8.1)%	(6.1)%
Net income (loss) attributable to Class A common stockholders	(18.9)%	(7.6)%	(1.2)%

The following table sets forth the Company’s disaggregated revenue for the periods indicated:

	Years Ended December 31,
	2023			2022		2021
(in thousands)	Revenue $	Revenue %		Revenue $	Revenue %	Revenue $	Revenue %
Capitated revenue
Medicare	$2,867,275	91.3%		$2,392,445	87.4%	$1,334,308	82.9%
Other capitated revenue	187,137	6.0%		214,471	7.8%	194,812	12.1%
Total capitated revenue	3,054,412	97.3%		2,606,916	95.2%	1,529,120	95.0%
Fee-for-service and other revenue
Fee-for-service	27,704	0.9%		43,171	1.6%	25,383	1.6%
Pharmacy	54,034	1.7%	38,733	50,096	1.8%	36,306	2.3%
Other	1,607	0.1%		38,733	1.4%	18,560	1.1%
Total fee-for-service and other revenue	83,345	2.7%		132,000	4.8%	80,249	5.0%

Total revenue	$3,137,757	100.0%		$2,738,916	100.0%	$1,609,369	100.0%

The following table sets forth the Company’s member and member month figures for the periods indicated:

	Years Ended December 31,
	2023	2022	% Change
Members:
Medicare Advantage	112,873	140,353	(19.6)%
Medicare ACO REACH	64,059	39,183	63.5%
Total Medicare	176,932	179,536	(1.5)%
Medicaid	49,141	76,717	(35.9)%
ACA	41,844	53,337	(21.5)%
Total members	267,917	309,590	(13.5)%

Member months:
Medicare Advantage	1,619,043	1,503,286	7.7%
Medicare ACO REACH	781,299	485,562	60.9%
Total Medicare	2,400,342	1,988,848	20.7%
Medicaid	849,297	856,738	(0.9)%
ACA	890,281	570,316	56.1%
Total member months	4,139,920	3,415,902	21.2%

Per Member Per Month ("PMPM"):
Medicare Advantage	$1,119	$1,161	(3.6)%
Medicare ACO REACH	$1,368	$1,333	2.6%
Total Medicare	$1,200	$1,203	(0.2)%
Medicaid	$190	$221	(14.0)%
ACA	$14	$45	(68.9)%
Total PMPM	$738	$763	(3.3)%

Medical centers	100	172	(41.9)%

Comparison of the Years Ended December 31, 2023 and 2022
Revenue

	Years Ended December 31, December 31,
($ in thousands)	2023	2022	$ Change	% Change
Revenue:
Capitated revenue	$3,054,412	$2,606,916	$447,496	17.2%
Fee-for-service and other revenue	83,345	132,000	(48,655)	(36.9)%
Total revenue	$3,137,757	$2,738,916	$398,841

Capitated revenue. Capitated revenue was $3.1 billion for the year ended December 31, 2023, an increase of $447.5 million, or 17.2%, compared to $2.6 billion for the year ended December 31, 2022. The increase was primarily driven by a $553.9 million increase related to additional members driven by organic growth primarily in our Medicare ACO REACH and Medicare Advantage products, partially offset by a $98.6 million decrease in total capitated revenue PMPM primarily in our Medicare Advantage and Medicaid products, and $7.8 million related to membership mix primarily in our ACA product. The decrease in capitated revenue PMPM included a decrease of approximately $109.5 million in Medicare Risk Adjustments.

Fee-for-service and other revenue. Fee-for-service and other revenue was $83.3 million for the year ended December 31, 2023, a decrease of $48.7 million, or 36.9%, compared to $132.0 million for the year ended December 31, 2022, primarily due to a decrease in volume of services provided and divestitures that included medical centers that provided those services.

Operating Expenses

	Years Ended December 31, December 31,
($ in thousands)	2023	2022	$ Change	% Change
Operating expenses:
Third-party medical costs	$2,830,421	$2,062,356	$768,065	37.2%
Direct patient expense	228,057	254,867	(26,810)	(10.5)%
Selling, general, and administrative expenses	362,810	422,443	(59,633)	(14.1)%
Depreciation and amortization expense	106,080	90,640	15,440	17.0%
Accelerated depreciation and amortization for property and equipment, and right-of-use assets	80,560	—	80,560	100%
Transaction costs	32,139	27,435	4,704	17.1%
Change in fair value of contingent consideration	(2,800)	(5,025)	2,225	(44.3)%
Goodwill impairment loss	442,918	323,000	119,918	37.1%
Credit loss on other assets	62,000	—	62,000	100%
Total operating expenses	$4,142,185	$3,175,716	$966,469

Third-party medical costs. Third-party medical costs were $2.8 billion for the year ended December 31, 2023, an increase of $768.1 million, or 37.2%, compared to $2.1 billion for the year ended December 31, 2022. The increase was driven by a $472.7 million increase related to additional members driven by organic growth, a $250.6 million increase related to higher third-party medical costs PMPM and a $44.8 million increase related to membership mix. The higher third-party medical costs PMPM reflected increased claims development and utilization and included $81.7 million in additional supplemental health benefits. In addition, during the year ended December 31, 2022, $44.0 million was recognized as a net reduction in third-party medical costs related to claims irrevocably assigned to MSP (See Note 5, "Prepaid Expenses and Other Current Assets," in our consolidated financial statements included in Item 8 of Part II of this 2023 Form 10-K) which did not recur in 2023.

Direct patient expense. Direct patient expense was $228.1 million for the year ended December 31, 2023, a decrease of $26.8 million, or 10.5%, compared to $254.9 million for the year ended December 31, 2022. The decrease was primarily driven by decreases in affiliate provider payments of $24.3 million, payroll and benefits of $11.5 million, medical supplies of $2.2 million, partially offset by increased cost in pharmacy drugs of $7.1 million and ancillary medical services and professional fees of $1.5 million. The affiliate provider payments decrease of $24.3 million was primarily driven by the reduction in shared profits distributed to our Medicare ACO REACH providers and to a lesser extent, a reduction to the shared profits distributed to our affiliates.

SG&A expenses. Selling, general, and administrative expenses were $362.8 million for the year ended December 31, 2023, a decrease of $59.6 million, or 14.1%, compared to $422.4 million for the year ended December 31, 2022. The decrease was primarily driven by a decrease in (i) stock based compensation of $47.0 million due to a combination of factors: resignation of CEO, change in stock based compensation due to grants being issued at lower cost due to lower share price, forfeitures of grants and RSU, and the Company reducing issuing any new grants; (ii) a net decrease in payroll related expenses of $14.4 million; (iii) a decrease in marketing costs of $21.3 million; and (iv) a decrease of travel expense of $4.7 million. The decrease was partially offset by (i) increases in occupancy costs of $6.8 million; (ii) an increase in professional fees of $8.1 million; (iii) an increase in information technology expense of $3.8 million; and (iv) an increase in other operating expense of $8.8 million.

Depreciation and amortization expense. Depreciation and amortization expense was $106.1 million for the year ended December 31, 2023, an increase of $15.4 million, or 17.0%, compared to $90.6 million for the year ended December 31, 2022. The increase was driven by purchases of new property and equipment to support the growth of our business during 2022, as well as the addition of several brand names, non-compete agreements, and payor relationships from certain 2022 acquisitions. Amortization expense was higher due to a $11.3 million accelerated amortization of the University brand asset in 2023.

Accelerated depreciation and amortization for property and equipment, and right-of-use assets. Depreciation and amortization expense of $80.6 million for the year ended December 31, 2023 was driven by accelerated depreciation of leasehold improvements, medical equipment, furniture and fixtures of $25.0 million, as well as accelerated amortization of the operating leases right-of-use assets of $55.6 million, due to the Company's determination to cease-use of 77 medical centers as of December 31, 2023, resulting in the abandonment of these leases.
Transaction costs. Transaction costs were $32.1 million for the year ended December 31, 2023, an increase of $4.7 million, or 17.1%, compared to $27.4 million for the year ended December 31, 2022. The increase related to financing costs for the 2023 Term Loan and certain non-recurring legal costs related to the proxy contest with the three former directors and the sale of Texas and Nevada operations and various market exits.

Change in fair value of contingent consideration. Contingent consideration generated a gain of $2.8 million for the year ended December 31, 2023 due to the performance of certain acquired plans during 2023, the related contingent payments of certain acquired plans, changes in fair value and contingencies being resolved of the assets acquired.

Allowance for credit losses on other assets. In August 2023, MSP announced that the SEC initiated an investigation of MSP and had received several subpoenas from the SEC and the U.S. Attorney's Office. As a result of (i) these recent disclosures by MSP; and (ii) MSP's not being in compliance with the NASDAQ listing requirements, the Company decided to utilize a third-party valuation specialist to provide a market value analysis of the shares of Class A common stock that MSP issued to the Company on July 7, 2023. During the quarter ended June 30, 2023, the Company recorded an allowance for credit losses of $62.0 million.

Goodwill impairment loss. The non-cash goodwill impairment loss was $442.9 million for the year ended December 31, 2023. As of both September 30, 2023 and December 31, 2023, the Company determined there were triggering events for a goodwill impairment and performed quantitative assessments which resulted in the fair value of the Company being below the carrying value. See Note 8, "Goodwill," in our consolidated financial statements included in Item 8 of Part II of this 2023 Form 10-K for more details.

Other Income (Expense)

	Years Ended December 31, December 31,
($ in thousands)	2023	2022	$ Change	% Change
Other income and expense:
Interest expense	$(114,750)	$(62,495)	$(52,255)	83.6%
Interest income	572	14	558	3985.7%
Loss on extinguishment of debt	—	(1,428)	1,428	-100.0%
Change in fair value of warrant liabilities	7,373	72,771	(65,398)	-89.9%
Other income (expense)	10,515	1,706	8,809	516.4%
Total other income (expense)	$(96,290)	$10,568	$(106,858)

Interest expense. Interest expense was $114.8 million for the year ended December 31, 2023, an increase of $52.3 million, or 83.6%, compared to $62.5 million for the year ended December 31, 2022. The increase was primarily driven by interest incurred on our higher outstanding borrowings and a higher interest rate on the term loan under our Credit Suisse Credit Agreement due to SOFR, exceeding the floor rate as well as additional interest expense related to the 2023 Term Loan and amounts drawn under the CS Revolving Line of Credit. See Note 14,"Debt" in our consolidated financial statements included in Item 8 of Part II of this 2023 Form 10-K for more details.

Loss on extinguishment of debt. Loss on extinguishment of debt was $1.4 million for the year ended December 31, 2022 related to the amendment to the Credit Suisse Credit Agreement in January 2022. There have been no comparable amendments in the year ended December 31, 2023 that resulted in a loss on extinguishment of debt. See Note 14, "Debt," in our consolidated financial statements included in Item 8 of Part II of our 2023 Form 10-K for more details.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities was $7.4 million for the year ended December 31, 2023, compared to $72.8 million for the year ended December 31, 2022 as a result of a change in the fair value of the public warrants and private placement warrants assumed in connection with the Business Combination. Due to the delisting of the Public Warrants, on November 13, 2023 the Company determined the fair value of the Public Warrants and Private Placement Warrants to be equal to zero. The gain recorded for the year ended December 31, 2022 was driven by a decrease in the Company's share price.

Other income (expense). Includes a gain from changes in the fair value of the 8.0 million shares of MSP securities the Company held as of December 31, 2023, valued at $18.2 million as of December 31, 2023. As of September 30, 2023 the Company had concluded that the MSP securities did not have a readily determinable fair value. As of December 31, 2023 the Company valued the MSP shares based on the market value at the time for a total value of $18.2 million presented under the caption "Equity securities at fair value" in the consolidated balance sheet. For the year ended December 31, 2023, the Company also recognized sublease income of $1.3 million. These increases are partially offset by $9.9 million expenses related to divestitures and market closures in the second half of 2023.

Liquidity and Capital Resources

General
During 2023, we financed our operations principally through borrowings under our 2023 Term Loan under the Side-Car Credit Agreement and the CS Revolving Line of Credit under the Credit Suisse Credit Agreement, as well as cash generated by operations and the net proceeds from the Sale Transaction. As of December 31, 2023 and December 31, 2022, we had cash, cash equivalents and restricted cash of $75.8 million and $27.3 million, respectively. As of December 31, 2023 and December 31, 2022, the Company had $27.2 million (of its total cash of $75.8 million) and $4.4 million (of its total cash of $27.3 million), respectively, of cash held as collateral and letters of credit related to the ACO REACH program, respectively. The cash held as collateral for the ACO REACH program increased by $22.8 million during 2023 as required by CMS. These letters of credit and the collateral are both presented within cash, cash equivalents and restricted cash.

As of December 31, 2023, the $120 million CS Revolving Line of Credit was fully drawn. As of December 31, 2023 and December 31, 2022, the Borrower maintains restricted letters of credit for an aggregate amount of $5.7 million and $7.2 million, respectively. The letters of credit and the collateral are both presented within the Company's cash, cash equivalents and restricted cash. Our cash, cash equivalents and restricted cash primarily consist of highly liquid investments in money market funds and cash. Since our inception, we have generated significant operating losses from our operations, as reflected in our accumulated deficit of $880.5 million as of December 31, 2023 and negative cash flows from operations.

Prior to taking into account the Chapter 11 Cases, in 2024, we expected to incur approximately $80.6 million in cash interest payments and approximately $4.8 million in capital expenditures.

We believe that our existing cash, cash equivalents and restricted cash along with our expected cash generation through operations (See Note 3, "Going Concern," in our consolidated financial statements in this 2023 Form 10-K) and CS Revolving Line of Credit will not be sufficient to fund our operating and capital needs for at least the next 12 months from the date of issuance of the consolidated financial statements included in this 2023 Form 10-K.

The Chapter 11 Cases, the Restructuring Support Agreement, the DIP Credit Agreement and the Tax Receivable Agreement

As previously disclosed in Current Reports on Form 8-K filed by the Company on February 5, 2024 and February 7, 2024 with the SEC, on February 4, 2024, the Debtors entered into the RSA with the Consenting Creditors, which, among other things, sets forth the principal terms of a proposed Restructuring of the existing capital structure of the Company in the Chapter 11 Cases commenced by the Debtors beginning on February 4, 2024 in the Bankruptcy Court under chapter 11 of the Bankruptcy Code.

The Chapter 11 Cases are being jointly administered under Case No. 24-10164. The Debtors continue to operate their business and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Debtors have filed and received Bankruptcy Court approval of various “first day” motions requesting customary relief that enable the Company to transition into Chapter 11 protection without material disruption to its ordinary course operations. Capitalized terms used but not defined in this discussion of the RSA have the meanings ascribed to them in the RSA or the DIP Credit Agreement, as applicable.

The filing of the Chapter 11 Cases constitutes an event of default that permits acceleration of the Company’s obligations under the following Debt Instruments:

•Indenture, dated as of September 30, 2021, by and among Cano Health, LLC as issuer, the guarantors party thereto and U.S. Bank National Association, as trustee, relating to the 6.250% Senior Notes due 2028;

•Credit Agreement, dated November 23, 2020 (as amended and restated, supplemented, waived or otherwise modified from time to time), by and among Cano Health, LLC, Primary Care (ITC) Intermediate Holdings, LLC, Credit Suisse AG, Cayman Islands Branch, as administrative agent and the lenders party thereto from time to time; and

•Credit Agreement, dated as of February 24, 2023 (as amended and restated, supplemented, waived or otherwise modified from time to time), by and among Cano Health, LLC, Primary Care (ITC) Intermediate Holdings, LLC, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent.

In addition, the filing of the Chapter 11 Cases, may have resulted in the acceleration of the Company’s obligations under the Tax Receivable Agreement.

Any efforts to enforce payment obligations under these Debt Instruments and the Tax Receivable Agreement are automatically stayed as a result of the filing of the Chapter 11 Cases and the rights of enforcement in respect of these Debt Instruments and the Tax Receivable Agreement are subject to the applicable provisions of the Bankruptcy Code.

The RSA contemplates, among other things, that:

•The Restructuring will be consummated either pursuant to (i) an acceptable plan of re-organization premised on the Stand-Alone Restructuring Plan in the event that a WholeCo Sale Transaction Election is not made or (ii) a WholeCo Sale Transaction, either of which may be coupled with the sale of one or more certain Discrete Asset Sales.

•Following the Petition Date, the Debtors would conduct a marketing process with a scope acceptable to the Required DIP Lenders and the Requisite Consenting Creditors for a WholeCo Sale Transaction, and would continue to pursue Discrete Asset Sales.

•The Required DIP Lenders and the Requisite Consenting Creditors shall have the right to elect, at any time during the period commencing on the Initial IOI Deadline and ending on the Voting Deadline, to pursue their WholeCo Sale Transaction Election in parallel to the Stand-Alone Restructuring Plan, and the Debtors, the Required DIP Lenders, and Requisite Consenting Creditors shall reasonably agree as promptly as possible, but in no event more than 5 Business Days after the date of the WholeCo Sale Transaction Election, on the form and timing of the Sale Milestones that shall govern the Sale Process, which shall be pursued by the Debtor.

•If the Required DIP Lenders and the Requisite Consenting Creditors make a WholeCo Sale Transaction Election and the Debtors fail to agree on Sale Milestones or decline to pursue the WholeCo Sale Transaction, then such event shall be an Event of Default under the DIP Credit Agreement; provided that the exercise of remedies on account of such Event of Default shall be subject to a remedies notice period that is the greater of 2 Business Days and any applicable period provided in the DIP Order.

•If, during the Sale Process, the Debtors receive a binding bid that the Debtors, the Required DIP Lenders, and the Requisite Consenting Creditors mutually agree (each in their reasonable discretion) represents a binding and superior transaction to the Stand-Alone Restructuring, the Debtors, with the consent of the Required DIP Lenders and Requisite Consenting Creditors, shall pursue the WholeCo Sale Transaction and not the Stand-Alone Restructuring.

•In connection with the Stand-Alone Restructuring Plan, the Debtors and the Requisite Consenting Creditors will be permitted to pursue and negotiate with any third party the Plan Sponsorship Investment.

•The Debtors shall use commercially reasonable efforts to subordinate the TRA Claims (which subordination may be sought pursuant to a motion or an Acceptable Plan).

•The RSA contemplates, in the event the Debtors pursue the Stand-Alone Restructuring Plan:
◦(i) A dollar-for-dollar conversion of the Allowed DIP Claims (including all accrued and unpaid interest, fees, premiums, and other obligations on account of the DIP Loans (other than, for the avoidance of doubt, the Participation Fee)), less the Exit Paydown Amount into Exit Facility Loans under the Exit Facility, (ii) the Participation Fee for Allowed DIP Claims paid in Reorganized Equity and (iii) a cash payment equal to the Exit Paydown Amount;

◦The pro rata distribution to holders of First Lien Claims of (i) the 1L Distribution Exit Facility Loans, (ii) 100% of the Reorganized Equity issued on the Effective Date, subject to dilution on account of the Participation Fee, any Plan Sponsor Equity Share, a post-emergence MIP and the GUC Warrants and (iii) the Net Proceeds of any Plan Sponsorship Investment or Discrete Asset Sale; and

◦The pro rata distribution to holders of General Unsecured Claims of (i) the GUC Warrants, (ii) either, (x) the net cash proceeds or (y) distribution, of the MSP Recovery Class A Stock outstanding as of the Petition Date, and (iii) the recovery, if any, on account of the Litigation Trust Causes of Action assigned or otherwise transferred to the Post-Confirmation Litigation Trust.

•In the event the Debtors pursue a WholeCo Sale Transaction, all Allowed DIP Claims (including all accrued and unpaid interest, fees, premiums, and other obligations on account of the DIP Loans, including, for the avoidance of doubt, the Participation Fee) will be repaid in full and in cash; provided, that, in the event the net proceeds of the WholeCo Sale Transaction are sufficient to repay in full in cash all Allowed DIP Claims (without taking into account the Participation Fee), the Participation Fee shall be waived. Each holder of an Allowed First Lien Claim will receive its pro rata share of the Net Proceeds of the WholeCo Sale Transaction after the amount paid to satisfy in full all Allowed DIP Claims. Holders of General Unsecured Claims would then receive their pro rata share of (i) the Net Proceeds of the WholeCo Sale Transaction, if any, after the satisfaction of all allowed priority claims, (ii) either, (x) the net cash proceeds or (y) distribution, of the MSP Recovery Class A Stock outstanding as of the Petition Date, and (iii) the recovery, if any, on account of the Litigation Trust Causes of Action assigned or otherwise transferred to the Post-Confirmation Litigation Trust.

•In the event the Debtors, with the consent of the Requisite Consenting Creditors (such consent not to be unreasonably withheld), close a Discrete Asset Sale during the Chapter 11 Cases, (i) the Net Proceeds of such sale would be applied by the Debtors to reduce, on a dollar-for-dollar basis, the DIP Loans and (ii) the Debtors may retain a portion of the net proceeds released in connection with such Discrete Asset Sale to be used for general corporate purposes and to fund the Debtors’ operations during the Chapter 11 Cases, in each case subject to the consent of the Required DIP Lenders.

The RSA also contemplates the following milestones with respect to the Chapter 11 Cases:

•No later than 1 day after the Petition Date, the Company shall have filed with the Bankruptcy Court the RSA, Lease Rejection Motion and DIP Motion;

•No later than 3 days after the Petition Date, the Bankruptcy Court shall have entered the Interim DIP Order;

•No later than 35 days after the Petition Date, the Bankruptcy Court shall have entered the Final DIP Order;

•No later than 45 days after the Petition Date, the Company shall obtain a credit rating for DIP Facility; provided, that the Debtors will use commercially reasonable efforts to meet this Milestone, which may be extended in event of delay of applicable ratings agency;

•No later than 90 days after the Petition Date, the Company shall have commenced a hearing on the Disclosure Statement;

•No later than 90 days after the Petition Date, the Bankruptcy Court shall have entered an order approving the Disclosure Statement;

•No later than 125 days after the Petition Date, the Company shall have commenced the Confirmation Hearing; and

•No later than 140 days after the Petition Date the Effective Date shall have occurred; provided, that such date shall be automatically extended by up to 45 days if the Effective Date has not occurred solely due to any Regulatory Extension.

The foregoing description of the RSA and the transactions and documents contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the RSA as filed as Exhibit 10.6 hereto and incorporated by reference herein.
In connection with the Chapter 11 Cases and pursuant to the terms of the RSA, upon the entry of the Interim DIP Order, on February 7, 2024 Cano Health, LLC and Primary Care (ITC) Intermediate Holdings, LLC entered into the DIP Credit Agreement with the Administrative Agent and the DIP Lenders.

The DIP Lenders have provided new financing commitments to Cano Health, LLC under the DIP Facility in an aggregate principal amount of $150 million. Under the DIP Facility, (i) $50 million was funded to the Company on February 7, 2024 following Bankruptcy Court approval of the DIP Facility pursuant to the Interim DIP Order, and (ii) $100 million was made available to be drawn following Bankruptcy Court approval of the Final DIP Order on March 6, 2024.

Borrowings under the DIP Facility will bear interest at the rate of, at the election of Cano Health, LLC, (i) SOFR plus 11.00% or (ii) alternate base rate plus 10.00%. The DIP Lenders will receive participation fees in an amount equal to 15% of the aggregate commitments under the DIP Facility payable in shares of the Reorganized Equity of the Company, provided that, to the extent that a WholeCo Sale Transaction is consummated, the participation fee shall be payable in cash on such date, rather than in Reorganized Equity of the Company; provided further, that, in the event the net proceeds of the WholeCo Sale Transaction are sufficient to repay in full in cash all Allowed DIP Claims (without taking into account the Participation Fee), the Participation Fee shall be waived. The Consenting Creditors will receive backstop fees in an amount equal to 7.5% of the aggregate commitments under the DIP Facility payable in kind by adding such fees to the aggregate principal amount of the DIP Facility.

The DIP Credit Agreement (as modified by the Final DIP Order) includes milestones, representations and warranties, covenants, and events of default applicable to the Debtors. As part of the consensual resolution with the Creditors’ Committee of matters relating to the Final DIP Order, the Final DIP Order reflects the Debtors’ and DIP Lenders’ agreement to extend certain of the milestones set forth in the DIP Credit Agreement. Specifically, the Final DIP Order sets forth the following key milestones: (i) entry by the Bankruptcy Court of an order approving the Disclosure Statement no later than 96 days following the Petition Date (i.e., May 10, 2024); (ii) a hearing to approve the Reorganization Transaction no later than 148 days after the Petition Date; and (iii) the effective date of the Reorganization Transaction no later than 162 days after the Petition Date, subject to an automatic extension of up to 45 days if the effective date has not occurred solely due to any pending healthcare-related regulatory approvals or any pending approval under the Hart-Scott-Rodino Act. If an event of default under the DIP Credit Agreement occurs, the Administrative Agent may, among other things, permanently cancel any remaining commitments under the DIP Credit Agreement and declare the outstanding obligations under the DIP Credit Agreement to be immediately due and payable.

The DIP Credit Agreement has a scheduled maturity date that is 8 months from the closing date thereof. The DIP Credit Agreement will also terminate on the date that is the earliest of the following: (i) the scheduled maturity date; (ii) the date on which all amounts owed thereunder become due and payable and the commitments are terminated; (iii) the date on which the Bankruptcy Court orders a conversion of the Chapter 11 Cases to a chapter 7 liquidation or the dismissal of the Chapter 11 Case of any Debtor; (iv) the closing of any sale of assets pursuant to Section 363 of the Bankruptcy Code, which, when taken together with all other sales of assets since the closing of the DIP Credit Agreement, constitutes a sale of all or substantially all of the assets of the Debtors; and (v) the effective date of a plan in the Chapter 11 Cases.

The foregoing description of the DIP Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the DIP Credit Agreement, as filed as Exhibit 10.7 hereto and incorporated by reference herein.

As previously disclosed, on February 5, 2024, the NYSE Regulation notified the Company that the NYSE (a) had determined to commence proceedings to delist the Company’s Class A Common Stock and (b) immediately suspended trading on the NYSE in the Company’s Class A Common Stock pursuant to Section 802.01D of the NYSE Listed Company Manual after the Company commenced the Chapter 11 Cases on February 4, 2024. The NYSE filed a Form 25 with the SEC on February 6, 2024 to initiate such delisting from the NYSE, which delisting became effective on February 16, 2024. Also, as previously disclosed, on November 13, 2023, the NYSE filed a Form 25 with the SEC to initiate delisting the Public Warrants from the NYSE, which delisting became effective on November 23, 2023.

As discussed in Note 3, “Going Concern,” in our consolidated financial statements included in Item 8 of Part II of this 2023 Form 10-K, the Company is pursuing several initiatives to improve its profitability, liquidity, cash flow and net cash, such as controlling and reducing operating expenses, limiting capital expenditures, selling assets and operations and exiting certain markets. The Company’s efforts to reduce operating expenses include reducing permanent staff, lowering its third party medical costs through negotiations with payors, exiting and consolidating underperforming medical centers, delaying renovations and other capital projects and significantly reducing nonessential spending.

In the third quarter of 2023, the Company implemented a plan designed to further restructure its operations to streamline and simplify the organization to improve efficiency and reduce costs. These actions include workforce reductions that, are expected to reduce our SG&A costs in future periods. In connection with this restructuring plan, in the third quarter of 2023, the Company reduced staffing by approximately 842 employees, or 21% of its workforce. Approximately 52% of the workforce reductions were attributable to exiting operations in certain markets and 48% of the workforce reductions represented organizational restructuring. These actions are expected to yield approximately $65 million of annualized cost reductions beginning in the third quarter of 2023 and through the end of 2024. The Company recorded a restructuring charge in 2023 related to this restructuring plan of approximately $19.8 million, consisting primarily of employee-related costs, such as severance, retention and other contractual termination benefits.

The Company then announced in late December 2023 that it was pursuing implementation of its new Transformation Plan that is designed to: (i) improve the Company’s MCR; (ii) reduce its DPE and SG&A expenses; (iii) improve the Company’s gross profit and Adjusted EBITDA; and (iv) maximize the Company’s productivity, cash flow and liquidity. Among other actions, the Transformation Plan includes expanding initiatives to optimize its DPE and SG&A expenses including reducing operating expenses.

As previously-disclosed, as part of the Company’s effort to generate additional liquidity, on September 25, 2023, the Company consummated the Sale Transaction, selling substantially all of the assets associated with the operation of Cano Health’s senior-focused primary care centers in Texas and Nevada to CenterWell for a total transaction value to the Company of approximately $66.7 million, consisting of approximately $35.4 million in cash paid at closing (of which approximately $1.9 million was withheld for satisfaction of potential indemnification claims), plus the release of certain liabilities owed by Cano Health or its affiliates primarily for centers built under commercial agreements entered into with affiliates of Humana. The net cash proceeds from the Sale Transaction enabled the Company to repay a portion of its outstanding balance under the CS Revolving Line of Credit. In the fourth quarter, the Company divested certain specialty practices in Florida and divested certain assets located in the states of California and Illinois for a total transaction value to the Company of approximately $19.9 million, the net cash proceeds from these divestitures were used as working capital.

As part its plan to improve cash flow and liquidity, the Company also closed operations within its medical centers in California and New Mexico in the end of the third quarter of 2023, Illinois and Puerto Rico in the fourth quarter of 2023.

Other ongoing initiatives to generate additional liquidity include the Company’s continued pursuit of its strategic review, which may result in the sale of all or substantially all of the Company’s business and/or the sale of certain lines of business, such as the Company’s Medicaid business in Florida, pharmacy assets and other specialty practices.

Consistent with the terms and conditions of the 2023 Side-Car Amendment, discussed below, the Company has formally launched, announced and continues to pursue a comprehensive process to identify and evaluate interest in a sale of the Company, or all or substantially all of its assets, including having engaged advisors to assist in the process. While these efforts have yet to yield a sale transaction, the Company’s process remains ongoing during the Chapter 11 Cases. There is no assurance that this process will result in any transaction.

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

On January 14, 2022, the Company entered into an amendment to the Credit Suisse Credit Agreement, pursuant to which the outstanding principal amount of the CS Term Loan was replaced with an equivalent amount of new term loan having substantially similar terms, except with a lower interest rate margin applicable to the new term loan. The amendment of the Credit Suisse Credit Agreement implemented a forward-looking term rate based on the secured overnight financing rate (“SOFR”) as the replacement for LIBOR as the benchmark interest rate for borrowings under the CS Term Loan and CS Revolving Line of Credit, and certain other provisions. The new interest rate applicable to the CS Term Loan and borrowings under the CS Revolving Line of Credit was revised to 4.00%, plus the greater of SOFR and the applicable credit spread adjustment or 0.50%; provided that if the Borrower achieves a public corporate rating from S&P of at least "B" and a public rating from Moody's of at least "B2", then for as long as such ratings remained in effect, a margin of 3.75% would be applicable. The Borrower has not reached these applicable corporate ratings. The amendment represented a partial extinguishment and resulted in a write-off of deferred issuance costs of $1.4 million, which was recorded as a loss on extinguishment of debt for the year ended December 31, 2022. During the year ended December 31, 2023, the SOFR exceeded the credit spread adjustment of 0.50%, resulting in monthly variable interest rates for such period. As of December 31, 2023, the effective interest rate of the CS Term Loan was 10.01%.

Senior Notes

On September 30, 2021, the Company issued senior unsecured notes for a principal amount of $300.0 million (the "Senior Notes") in a private offering. The Senior Notes bear interest at 6.25% per annum, payable semi-annually on April 1st and October 1st of each year, which interest commenced on April 1, 2022. As of December 31, 2023, the effective interest rate of the Senior Notes was 6.66%. Principal on the Senior Notes is scheduled to become due in full on October 1, 2028. The Senior Notes are not subject to any amortization payments. See "Going Concern" in Note 3 and "Credit Agreements General" discussed in Note 14, "Debt".

Upon the completion of the Business Combination, the Company became a party to the Tax Receivable Agreement ("TRA"). Under the terms of that agreement, the Company generally will be required to pay to the Seller and to each other person from time to time that becomes a “TRA Party” under the Tax Receivable Agreement, 85% of the tax savings, if any, that the Company is deemed to realize in certain circumstances as a result of certain tax attributes that exist following the Business Combination and that are created thereafter, including as a result of payments made under the Tax Receivable Agreement. In addition, the filing of the Chapter 11 Cases, may have resulted in the acceleration of the Company’s obligations under the Tax Receivable Agreement. Further, with the Chapter 11 Cases, any payment under the Tax Receivable Agreement would require pre-approval by the Bankruptcy Court. See further discussion related to the Tax Receivable Agreement in Note 20, "Income Taxes," in our consolidated financial statements of this 2023 Form 10-K.

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

	Years Ended December 31,
($ in thousands)	2023	2022
Net cash (used in) provided by operating activities	(129,049)	(146,337)
Net cash (used in) provided by investing activities	10,962	(64,155)
Net cash (used in) provided by financing activities	166,521	74,651
Net Increase (decrease) in cash, cash equivalents and restricted cash	48,434	(135,841)
Cash, cash equivalents and restricted cash at beginning of year	27,329	163,170
Cash, cash equivalents and restricted cash at end of period	75,763	27,329

Operating Activities
For the year ended December 31, 2023, net cash used in operating activities was $129.0 million, a decrease of $17.3 million in cash outflows, compared to net cash used in operating activities of $146.3 million for the year ended December 31, 2022. Significant changes impacting net cash used in operating activities were as follows:

A decrease in cash of $353.0 million related to net loss and non-cash charges and credits, primarily related to the following:
•Increase in net losses of $670.5 million;
•Decrease in stock-based compensation expense of $46.6 million; and
•Increase in fair value of MSP shares of $18.2 million.

Offset by the following non-cash items:
•Increase in goodwill impairment loss of $119.9 million;
•Increase in abandonment and accelerated depreciation for leases and related leasehold improvements of $80.6 million;
•Increase in the change in fair value of warrant liabilities of $65.4 million;
•Increase in credit loss on other assets of $62.0 million; and
•Increases in paid in kind interest expense and fees of $23.2 million.

An increase in cash of $370.3 million related to operating assets and liabilities primarily resulting from:
•Changes in accounts receivable due to the timing of collections and the growth in membership;
•Changes in liability for unpaid claims due to the growth in membership; and
•Changes in accounts payable and accrued expenses due to the timing of payments.

Investing Activities

For the year ended December 31, 2023, net cash provided by investing activities was $11.0 million, an increase of $75.1 million in cash inflows, compared to net cash used in investing activities of $64.2 million for the year ended December 31, 2022, primarily due to a $38.0 million increase in cash provided by the Sale Transaction and a decrease in cash used for acquisitions and capital expenditures.

Financing Activities

Net cash provided by financing activities was $166.5 million during the year ended December 31, 2023, an increase of $91.9 million, compared to net cash provided by financing activities of $74.7 million during the year ended December 31, 2022, primarily due to $141.4 million of net proceeds from the 2023 Term Loan and partially offset by a $48.0 million net decrease in cash provided for the year ended December 31, 2023 compared to the year ended December 31, 2022 related to the repayments under the CS Revolving Line of Credit.

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

EBITDA consists of net income (loss) before interest, income taxes, depreciation and amortization. Adjusted EBITDA is EBITDA adjusted to add back the effect of certain expenses, such as stock-based compensation expense, non-cash goodwill impairment loss, transaction costs (consisting of transaction costs and corporate development payroll costs), restructuring and other charges, fair value adjustments in contingent consideration, loss on extinguishment of debt, changes in fair value of warrant liabilities, and credit loss on other assets. Adjusted EBITDA is a key measure used by our management to assess the operating and financial performance of our Company and its management.

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, the most directly comparable GAAP measure to these non-GAAP measures:

	Years Ended December 31,
($ in thousands)	2023	2022	2021
Net loss	$(1,098,903)	$(428,389)	$(116,737)
Interest income	(572)	(14)	(4)
Interest expense	114,750	62,495	51,291
Income tax expense (benefit)	(1,815)	2,157	14
Depreciation and amortization expense (excluding accelerated amounts)	106,080	90,640	49,441
Accelerated depreciation and amortization for property and equipment, and right-of-use assets	80,560	—	—
EBITDA	$(799,900)	$(273,111)	$(15,995)
Stock-based compensation	8,179	54,778	27,983
Goodwill impairment loss	442,918	323,000	—
Transaction costs [1]	33,505	34,449	48,303
Restructuring and other[2]	19,752	10,769	7,883
Change in fair value of contingent consideration	(2,800)	(5,025)	(11,680)
Loss on extinguishment of debt	—	1,428	13,115
Change in fair value of warrant liabilities	(7,373)	(72,771)	(82,914)
Credit loss on other assets	62,000	—	—
Adjusted EBITDA	$(243,719)	$73,517	$(13,305)
As previously disclosed, Adjusted EBITDA has been adjusted to exclude $78.9 million for the year ended December 31, 2022 in de novo losses, as the Company significantly reduced its investments in de novo medical centers in 2023 and, accordingly, modified its definition of Adjusted EBITDA beginning January 1, 2023 to no longer include de novo losses in calculating Adjusted EBITDA.

Critical Accounting Policies and Estimates
Other than the non-GAAP metrics discussed above, our consolidated financial statements and accompanying notes in this 2023 Form 10-K have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

1 Transaction costs included $1.4 million, $7.0 million and $4.0 million of corporate development payroll costs for the years ended December 31, 2023, 2022 and 2021, respectively. Corporate development payroll costs include those expenses directly related to the additional staff needed to support our transaction activity.

2 Restructuring and other included legal professional fees related to the proxy filed by the three former directors of the Company, as well as the implementation of its Transformation Plan during the year ended December 31, 2023; and a one-time fee from MSP of $5.0 million related to a professional service agreement for the year ended December 31, 2022.

Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of assets and liabilities and the recognition of income and expenses. Management considers these accounting policies to be critical accounting policies. The estimates and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described below. See Note 2, “Summary of Significant Accounting Policies,” in our consolidated financial statements in Item 8 of Part II of this 2023 Form 10-K for more information.

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

Capitated revenues are recognized in the month in which we are obligated to provide medical care services. The transaction price for the services provided is variable and depends upon the terms of the arrangement provided by or negotiated with the health plan and includes PMPM rates that may fluctuate. PMPM rates are also subject to adjustment for incentives or penalties based on the achievement of certain quality metrics and other metrics such as member acuity, as defined in the Company's contracts with payors. The Company recognizes these adjustments as earned using the "most likely amount" methodology and only to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. Through our Medicare Risk Adjustment ("MRA"), the rates are risk adjusted based on the health status (acuity) and demographic characteristics of members. The fees are paid on an interim basis based on submitted enrolled member data for the previous year and are adjusted in subsequent periods after the final data is compiled by the CMS. MRA revenues are estimated using the "most likely amount" methodology under the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") "Revenue from Contracts with Customers, Topic 606 ("ASC 606") and the revenue is recorded when the price can be estimated by the Company and only if it is probable that a significant reversal will not occur and any uncertainty associated with the variable consideration is subsequently resolved.

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

Business Acquisitions

We account for acquired businesses using the acquisition method of accounting. All assets acquired and liabilities assumed are recorded at their respective fair values at the date of acquisition. The determination of fair value involves estimates and the use of valuation techniques when market value is not readily available. We use various techniques to determine fair value in accordance with accepted valuation models, primarily the income approach. The significant assumptions used in developing fair values include, but are not limited to, EBITDA growth rates, revenue growth rates, the amount and timing of future cash flows, discount rates, useful lives, royalty rates and future tax rates. The excess of purchase price over the fair value of assets and liabilities acquired is recorded as goodwill. Refer to Note 7, “Business Acquisitions and Divestitures,” in Item 8 of Part II of this 2023 Form 10-K for a discussion of certain of the Company's recent acquisitions.

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

We performed our annual goodwill impairment test as of October 1, 2023 and chose to bypass the qualitative assessment and proceed directly to the quantitative assessment, which indicated no impairment. Subsequent to the test as of October 1, 2023, the Company determined there was a triggering event as of December 31, 2023 and performed an additional quantitative assessment that resulted in an impairment. Refer to Note 8, "Goodwill," in Item 8 of Part II of this 2023 Form 10-K for details.

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

Stock-Based Compensation

ASC 718, "Compensation—Stock Compensation," requires the measurement of the cost of the employee services received in exchange for an award of equity instruments based on the grant-date fair value or, in certain circumstances, the calculated value of the award. For the restricted stock units ("RSUs"), the fair value is estimated using the Company's closing stock price and for the market condition stock options, the fair value is estimated using a Monte Carlo simulation. The Company recognizes compensation expense associated with stock-based compensation as a component of SG&A expenses in the accompanying consolidated statements of operations. All stock-based compensation is required to be measured at fair value on the grant date, is expensed over the requisite service period, generally over a 4-year period for RSUs and over the derived vesting period for market-condition stock options, and forfeitures are accounted for as they occur.

Item 8.    Financial Statements and Supplementary Information

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cano Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cano Health, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders' equity (deficit) / members’ capital and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated April 1, 2024 expressed an adverse opinion thereon.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has filed for relief under Chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounting for capitated revenue
Description of the Matter
As described in Notes 2 and 4 to the consolidated financial statements, for the year ended December 31, 2023, the Company recorded $3.1 billion in total capitated revenue, which was the most significant portion of total revenue for the Company. Capitated revenue is generated from arrangements made with Medicare as well as through commercial and other non-Medicare governmental programs, such as Medicaid, whereby the Company is required to deliver primary care physician services to the enrolled member population and is responsible for medical expenses related to healthcare services required by that patient group, including services not provided by the Company. The gross fees under these contracts are reported as revenue. The transaction price for these governmental programs depends upon the pricing established by the Centers for Medicare & Medicaid Services (“CMS”) and includes rates that are based on the cost of medical care within a local market and the average utilization of healthcare services by the members enrolled. The transaction price is variable since the rates are risk adjusted based on health status (acuity) of members and demographic characteristics of the enrolled members. Medicare Risk Adjustment (“MRA”) revenues are estimated using the "most likely amount" methodology and are limited to an amount that the Company believes will not result in a significant reversal of revenue. The MRA revenue accrual is continually evaluated and adjusted by management based upon historical experience and other factors, including regular independent actuarial assessments. The recorded MRA accrual is $17.0 million as of December 31, 2023.

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

Accounting for third-party medical costs and unpaid service provider costs liabilities
Description of the Matter
As described in Notes 2 and 6 to the consolidated financial statements, as of December 31, 2023, the Company had $368.3 million in unpaid service provider costs liabilities for medical services provided to its members by third parties. The Company records unpaid service provider costs liabilities based on the dates of services rendered to members, including an estimate for claims that have not been processed by the third-party health plans or CMS. Unpaid service provider costs liabilities are estimated using standard actuarial methodologies, including accumulated statistical data, adjusted for current experience. The amount accrued for unpaid service provider costs liabilities is presented as a reduction to accounts receivable on the consolidated balance sheets.

Auditing management’s estimate of the unpaid service provider costs liabilities was complex and involved significant auditor judgment because the liability requires the Company to estimate medical services not yet processed by the third-party health plan or CMS, which involves judgment in the selection of assumptions (time from date of service to claim processing, health care professional contract rate changes, medical care utilization and other medical cost trends) used in the estimation process. These assumptions have a significant effect on the estimate for the unpaid service provider costs liabilities.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s estimation process over the unpaid service provider costs liabilities, including controls over management’s review of the significant assumptions described above.

To test the Company’s unpaid service provider costs liabilities, our audit procedures included, among others, obtaining directly from the third-party health plan a sample of historical claims paid and membership data provided by the health plans used in developing the Company’s actuarial estimate of the unpaid service provider costs liabilities. In addition, we engaged our internal actuarial specialists to assist in evaluating the key assumptions and methodologies used in the calculation and, where appropriate, to independently calculate a range of reasonable reserve estimates for the unpaid service provider costs liabilities to compare to what was recorded by the Company. We also reviewed unpaid service provider costs liability estimates made by the Company as compared to total paid claims activity for prior completed months.

Valuation of Goodwill
Description of the Matter
As discussed in Notes 2 and 8 to the consolidated financial statements, as a result of its goodwill impairment analyses performed in the third and fourth quarters of 2023, the Company concluded that the carrying value of its reporting unit exceeded its fair value, and therefore, recognized goodwill impairment losses of approximately $354.0 million and $88.9 million in the third and fourth quarters of 2023, respectively. These goodwill impairment losses aggregated to a total of approximately $442.9 million for the year ended December 31, 2023.

Auditing management’s goodwill impairment tests in the third and fourth quarters of 2023 were complex and highly judgmental due to the significant estimation required to determine the fair value of the reporting unit. In particular, the fair value estimate at each testing date was sensitive to significant assumptions, such as changes in the weighted average cost of capital, membership growth rates, premiums, third-party medical costs and terminal value, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
To test the estimated fair value of the Company’s reporting unit, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analyses. We compared the significant assumptions used by management to current industry and economic trends and evaluated whether changes to the Company’s business model, customer base or product mix and other factors would affect the significant assumptions. We assessed the historical accuracy of management’s projected financial information and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions.

In addition, we tested management’s reconciliation of the fair value of the reporting unit to the market capitalization of the Company.

/s/	Ernst & Young LLP

We have served as the Company's auditor since 2020.

Miami, Florida
April 1, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cano Health, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Cano Health, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Cano Health, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses pertaining to 1) an operating deficiency involving the preparation of sufficient documentation and the timely review regarding significant inputs and assumptions, including prospective financial information, relied upon and used in the preparation of the goodwill, payor relationships, net, other intangibles, net and property and equipment, net, impairment analyses and 2) a combination of deficiencies across all accounts and disclosures of the Company’s financial reporting processes, except for the capitated revenue class of transactions and the third-party medical costs class of transactions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity (deficit) / members’ capital and cash flows for each of the three years in the period ended December 31, 2023, and the related notes. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated April 1, 2024, which expressed an unqualified opinion thereon that included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

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

Miami, Florida
April 1, 2024

CANO HEALTH, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash, cash equivalents and restricted cash	$75,763	$27,329
Accounts receivable, net of unpaid service provider costs	75,801	233,816
Equity securities at fair value	18,160	—
Prepaid expenses and other current assets	13,099	79,603
Total current assets	182,823	340,748
Property and equipment, net	54,641	131,325
Operating lease right-of-use assets	78,458	177,892
Goodwill	—	480,375
Payor relationships, net	525,511	567,704
Other intangibles, net	167,453	226,059
Other assets	4,853	4,824
Total assets	$1,013,739	$1,928,927
Liabilities and stockholders' (deficit) equity
Current liabilities:
Accounts payable and accrued expenses (Related parties comprised $6,239 and $2,669 as of December 31, 2023 and December 31, 2022, respectively)	$108,347	$105,733
Current portion of notes payable, net of debt issuance costs	1,157,318	6,444
Current portion of finance lease liabilities	3,196	1,686
Current portions due to sellers	48,221	46,016
Current portion of operating lease liabilities	22,750	24,068
Other current liabilities	75,594	24,491
Total current liabilities	1,415,426	208,438
Notes payable, net of debt issuance costs	—	997,806
Long-term portion of operating lease liabilities	124,329	166,347
Warrant liabilities	—	7,373
Long-term portion of finance lease liabilities	7,044	3,364
Due to sellers, net of current portion	—	15,714
Long-term portion of contingent consideration	—	2,800
Other liabilities	1,941	32,810
Total liabilities	1,548,740	1,434,652
Stockholders’ (Deficit) Equity: [3]
Shares of Class A common stock $0.01 par value (60,000,000 shares authorized and 3,608,119 and 2,241,186 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively)	35	22
Shares of Class B common stock $0.01 par value (10,000,000 shares authorized and 1,775,506 and 2,687,946 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively)	18	27
Additional paid-in capital	532,424	538,614
Accumulated deficit	(880,450)	(286,032)
Total Stockholders' (Deficit) Equity before non-controlling interests	(347,973)	252,631
Non-controlling interests	(187,028)	241,644
Total Stockholders' (Deficit) Equity	(535,001)	494,275
Total Liabilities and Stockholders' (Deficit) Equity	$1,013,739	$1,928,927
3 Authorized and outstanding share and per-share amounts for all periods reflect the 1-for-100 Reverse Stock Split that the Company completed on November 3, 2023.
The accompanying Notes are an integral part of these Consolidated Financial Statements

CANO HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(in thousands, except share and per share data)	2023	2022	2021
Revenue:
Capitated revenue	$3,054,412	$2,606,916	$1,529,120
Fee-for-service and other revenue	83,345	132,000	80,249
Total revenue	3,137,757	2,738,916	1,609,369
Operating expenses:
Third-party medical costs	2,830,421	2,062,356	1,231,047
Direct patient expense (Related parties comprised $10,592, $9,683 and $4,882 in the years ended December 31, 2023, 2022 and 2021, respectively)	228,057	254,867	179,353
Selling, general, and administrative expenses (Related parties comprised $6,417, $9,230 and $12,366 in the years ended December 31, 2023, 2022 and 2021, respectively)	362,810	422,443	252,133
Depreciation and amortization expense (excluding accelerated amounts)	106,080	90,640	49,441
Accelerated depreciation and amortization for property and equipment, and right-of-use assets	80,560	—	—
Transaction costs	32,139	27,435	44,262
Change in fair value of contingent consideration	(2,800)	(5,025)	(11,680)
Goodwill impairment loss	442,918	323,000	—
Credit loss on other assets	62,000	—	—
Total operating expenses	4,142,185	3,175,716	1,744,556
Income (loss) from operations	(1,004,428)	(436,800)	(135,187)
Other income (expense):
Interest expense	(114,750)	(62,495)	(51,291)
Interest income	572	14	4
Loss on extinguishment of debt	—	(1,428)	(13,115)
Change in fair value of warrant liabilities	7,373	72,771	82,914
Other income (expense)	10,515	1,706	(48)
Total other income (expense)	(96,290)	10,568	18,464
Net income (loss) before income tax expense	(1,100,718)	(426,232)	(116,723)
Income tax expense (benefit)	(1,815)	2,157	14
Net income (loss)	$(1,098,903)	$(428,389)	$(116,737)
Net income (loss) attributable to non-controlling interests	(504,485)	(221,117)	(98,717)
Net income (loss) attributable to Class A common stockholders	$(594,418)	$(207,272)	$(18,020)

Net income (loss) per share attributable to Class A common stockholders, basic	$(215.83)	$(94.57)	$(10.57)
Net income (loss) per share attributable to Class A common stockholders, diluted	$(242.60)	$(94.57)	$(28.28)
Weighted-average shares outstanding:[4]
Basic	2,754,116	2,191,669	1,705,072
Diluted	4,529,622	2,191,669	4,756,972
4 Outstanding share and per-share amounts for all periods reflect the 1-for-100 Reverse Stock Split that the Company completed on November 3, 2023.
The accompanying Notes are an integral part of these Consolidated Financial Statements

CANO HEALTH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) / MEMBERS' CAPITAL

(in thousands, except shares)	Members' Capital		Class A Shares[1]		Class B Shares[1]		Additional Paid-in Capital	Notes Receivable	Accumulated Deficit	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE—December 31, 2020	146,295	$157,591	—	$—	—	$—	$—	$(134)	$(107,832)	$—	$49,625
Retrospective application of reverse recapitalization	2,922,141	(157,560)	—	—	—	—	157,560	—	—	—	—
ADJUSTED BALANCE—December 31, 2020	3,068,437	31	—	—	—	—	157,560	(134)	(107,832)	—	49,625
Net income (loss) prior to business combination	—	—	—	—	—	—	—	—	(65,213)	—	(65,213)
Business combination	(3,068,437)	(31)	1,662,435	17	3,068,437	31	169,093	—	112,305	491,678	773,093
Stock-based compensation expense, net	—	—	—	—	—	—	27,983	—	—	—	27,983
Issuance of Class A common stock upon vesting of restricted stock units	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock for acquisitions	—	—	44,124	—	—	—	64,470	—	—	—	64,470
Exchange of Class B common stock for Class A common stock	—	—	94,577	1	(94,577)	(1)	14,853	—	—	(14,853)	—
Employee Stock Purchase Plan issuance	—		—	—	—	—	—	—	—	—	—
Impact of transactions affecting non-controlling interests	—	—	—	—	—	—	(36,516)	—	—	36,516	—
Notes receivable - related parties	—	—	—	—	—	—	—	134	—	—	134
Net income (loss)	—	—	—	—	—	—	—	—	(18,020)	(33,504)	(51,524)
BALANCE—December 31, 2021	—	—	1,801,136	$18	2,973,860	$30	$397,443	$—	$(78,760)	$479,837	$798,568

1 All outstanding share and per-share amounts have been restated to reflect the 1-for-100 Reverse Stock Split that the Company completed on November 3, 2023.
The accompanying Notes are an integral part of these Consolidated Financial Statements

CANO HEALTH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) / MEMBERS' CAPITAL

(in thousands, except shares)	Members' Capital		Class A Shares[2]		Class B Shares[2]		Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE—December 31, 2021	—	$—	1,801,136	$18	2,973,860	$30	$397,443	$(78,760)	$479,837	798,568
Stock-based compensation expense, net	—	—	—	—	—	—	54,778	—	—	54,778
Issuance of Class A common stock upon vesting of restricted stock units			36,124	—	—	—	(15,942)	—	15,942	—
Issuance of common stock for acquisitions	—	—	99,816	1	—	—	57,940	—	—	57,941
Exchange of Class B common stock for Class A common stock	—	—	500,235	5	(500,235)	(5)	79,721	—	(79,721)	—
Exchange or Class A common stock for Class B common stock - Recission			(214,321)	(2)	214,321	2	(19,015)		19,015
Employee Stock Purchase Plan issuance			18,196	—	—	—	11,377	—	—	11,377
Impact of transactions affecting non-controlling interests	—	—	—	—	—	—	(27,688)	—	27,688	—
Net income (loss)	—	—	—	—	—	—	—	(207,272)	(221,117)	(428,389)
BALANCE—December 31, 2022	—	$—	2,241,186	$22	2,687,946	$27	$538,614	$(286,032)	$241,644	$494,275
2 All outstanding share and per-share amounts have been restated to reflect the 1-for-100 Reverse Stock Split that the Company completed on November 3, 2023.
The accompanying Notes are an integral part of these Consolidated Financial Statements

CANO HEALTH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) / MEMBERS' CAPITAL

(in thousands, except shares)	Members' Capital		Class A Shares[3]		Class B Shares[3]		Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE—December 31, 2022	—	—	2,241,186	22	2,687,946	27	538,614	(286,032)	241,644	$494,275
Stock-based compensation expense, net	—	—	—	—	—	—	8,179	—	—	8,179
Issuance of Class A common stock upon vesting of restricted stock units			42,711	—	—		(12,153)	—	12,153	—
Issuance of common stock for acquisitions	—	—	97,249	1	—	—	13,610	—	—	13,611
Exchange of Class B common stock for Class A common stock	—	—	912,440	9	(912,440)	(9)	(55,452)	—	55,452	—
Warrants Exercised			294,202	3	—	—	214	—	—	217
Debt discount - warrants issued			—	—	—	—	45,698	—	—	45,698
Employee Stock Purchase Plan issuance			20,331	—	—	—	1,922	—	—	1,922
Impact of transactions affecting non-controlling interests	—	—	—	—	—	—	(8,208)	—	8,208	—
Net income (loss)	—	—	—	—	—	—	—	(594,418)	(504,485)	(1,098,903)
BALANCE—December 31, 2023	—	$—	3,608,119	$35	1,775,506	$18	$532,424	$(880,450)	$(187,028)	$(535,001)

3 All outstanding share and per-share amounts have been restated to reflect the 1-for-100 Reverse Stock Split that the Company completed on November 3, 2023.
The accompanying Notes are an integral part of these Consolidated Financial Statements

CANO HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2023	2022	2021
Cash Flows (used in) from Operating Activities:
Net loss	(1,098,903)	(428,389)	$(116,737)
Adjustments to reconcile net loss to net cash (used in) from operating activities:
Depreciation and amortization expense (excluding accelerated amounts)	106,080	90,640	49,441
Change in fair value of contingent consideration	(2,800)	(5,025)	(11,680)
Change in fair value of warrant liabilities	(7,373)	(72,771)	(82,914)
Change in securities held at fair value	(18,160)	—	—
Intangible assets disposals	122	—	—
Goodwill impairment loss	442,918	323,000	—
Accelerated depreciation and amortization for property and equipment, and right-of-use assets	80,560	—	—
Abandonment of construction in progress	8,260	—	—
Loss on extinguishment of debt	—	1,428	13,115
Amortization of debt issuance costs	4,948	3,826	4,887
Non-cash lease expense	1,892	6,528	664
Class A common shares issued for bonus award	—	2,879	—
Stock-based compensation, net	8,179	54,778	27,983
Paid in kind interest and fee expense	23,205	—	—
Credit loss on other assets	62,000	—	—
Net loss on Sale Transaction, Other Divestitures and other	12,961	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	161,227	(106,743)	(15,135)
Other assets	1,756	10,053	(16,594)
Prepaid expenses and other current assets	3,733	(51,662)	(11,779)
Interest accrued due to sellers	—	100	1,464
Accounts payable and accrued expenses (Related parties comprised $(3,570), $2,669 and $0 for the years ended December 31, 2023, 2022 and 2021, respectively)	19,512	32,612	33,723
Other liabilities	60,834	(7,591)	5,529
Net cash (used in) provided by operating activities	(129,049)	(146,337)	(118,033)

Cash Flows from (used in) Investing Activities:
Purchase of property and equipment (Related parties comprised $(983), $(7,864) and $(8,059) for the years ended December 31, 2023, 2022 and 2021, respectively)	(19,233)	(49,529)	(34,354)
Acquisitions of subsidiaries including non-compete intangibles, net of cash acquired	—	(5,796)	(1,070,307)
Payments to sellers	(7,773)	(8,830)	(26,587)
Proceeds from Sale Transaction and Other Divestitures	37,968	—	—
Net cash provided by (used in) investing activities	10,962	(64,155)	(1,131,248)

Cash Flows from (used in) Financing Activities:
Business combination and PIPE financing	—	—	935,362
Payments of long-term debt	(6,445)	(6,444)	(657,917)
Debt issuance costs	(8,712)	(88)	(17,394)
Proceeds from long-term debt	150,000	—	1,120,000
The accompanying Notes are an integral part of these Consolidated Financial Statements

CANO HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Proceeds from CS Revolving Line of Credit	245,000	109,000	—
Repayments of CS Revolving Line of Credit	(209,000)	(25,000)	—
Proceeds from insurance financing arrangements	2,690	2,529	1,701
Payments of principal on insurance financing arrangements	(2,690)	(2,529)	(1,701)
Principal payments under finance leases	(2,852)	(1,429)	(1,227)
Repayment of equipment loans	(1,306)	(510)	(314)
Employee Stock Purchase Plan withholding tax payments	(164)	(878)	—
Other	—	—	134
Net cash provided by (used in) financing activities	166,521	74,651	1,378,644

Net increase (decrease) in cash, cash equivalents and restricted cash	48,434	(135,841)	129,363
Cash, cash equivalents and restricted cash at beginning of year	27,329	163,170	33,807
Cash, cash equivalents and restricted cash at end of period	$75,763	$27,329	$163,170

Supplemental cash flow information:
Interest paid	74,382	61,232	41,844
Income taxes paid	148	572	1,150

Non-cash investing and financing activities:
Additional principal additions from long term debt	7,866	—	—
Debt discount addition	(7,866)	—	—
Issuance of Class A common stock for acquisitions	13,611	39,291	64,469
Contingent consideration liability in connection with acquisitions	—	1,500	47,900
Contingent consideration assets in connection with acquisitions	—	(5,600)
Due to sellers in connection with acquisitions	—	35,131	1,295
Changes to construction in process funded through accounts payable	—	3,848	2,200
Sale proceeds reflected through accounts payable	—	—	—
Humana Affiliate Provider clinic leasehold improvements	—	7,864	11,866
Employee Stock Purchase Plan issuance	1,922	11,377	—
Warrants issued	45,698	—	—
Equipment loan obligations entered into for property and equipment	—	—	967
Issuance of security in exchange for balance due to sellers	—	15,771	—

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

Pursuant to the Business Combination Agreement, on the Closing Date, Jaws contributed cash to PCIH in exchange for 0.7 million common limited liability company units of PCIH ("PCIH Common Units") equal to the number of shares of Jaws' Class A ordinary shares outstanding on the Closing Date, as well as 0.2 million Class B ordinary shares owned by Jaws Sponsor, LLC (the "Sponsor"). In connection with the Business Combination, the Company issued 3.1 million shares of the Company’s Class B common stock, par value $0.01 per share (the “Class B Common Stock”), to existing stockholders of PCIH. The Company also issued 0.8 million shares of the Company’s Class A common stock, par value $0.01 per share (the “Class A Common Stock” and together with the Class B Common Stock, the "Common Stock"), in a private placement for $800.0 million (the "PIPE Investors"). Share amounts have been restated to reflect the 1-for-100 Reverse Stock Split that the Company completed on November 3, 2023, discussed below.

Following the consummation of the Business Combination, substantially all of the Company’s assets and operations are held and conducted by PCIH and its subsidiaries. As the Company is a holding company with no material assets other than its ownership of PCIH Common Units and its managing member interest in PCIH, the Company has no independent means of generating revenue or cash flow. The Company’s ability to pay taxes and dividends depends on the financial results and cash flows of PCIH and the distributions it receives from PCIH. The Company’s only assets are equity interests in PCIH, which represented a 35.1% and 67.0% controlling ownership as of the Closing Date and as of December 31, 2023, respectively. Certain members of PCIH who retained their common unit interests in PCIH held the remaining 64.9% and 33.0% non-controlling ownership interests as of the Closing Date and as of December 31, 2023, respectively. These members hold an economic interest in PCIH through PCIH Common Units and a corresponding number of non-economic Class B Common Stock, which entitles the holder to one vote per share.

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

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Subject to the terms and conditions set forth in the Business Combination Agreement, the Seller and its equity holders received aggregate consideration with a value equal to $3,534.9 million, which consisted of (i) $466.5 million of cash and (ii) 3.07 million shares of Class B Common Stock valued at $3,068.4 million based on a reference stock price of $1,000.00 per share.

Following the closing of the Business Combination, Class A stockholders owned direct controlling interests in the combined results of PCIH and Cano Health while the Seller, as the sole Class B stockholder, owned indirect economic interests in PCIH shown as non-controlling interests in Cano Health's consolidated financial statements. The Seller holds these indirect economic interests in the form of PCIH Common Units that are redeemable for shares of Cano Health Class A Common Stock, together with the cancellation of an equal number of shares of Cano Health Class B Common Stock. The non-controlling interests will decrease over time as shares of Class B Common Stock and PCIH Common Units are exchanged for shares of Cano Health's Class A Common Stock.

Reverse Stock Split

As previously-disclosed in the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange (the "SEC") on November 2, 2023, the Company effected the previously-announced 1-for-100 Reverse Stock Split of the Company’s Class A and Class B Common Stock (the “Reverse Stock Split”) pursuant to which each 100 shares of the Company’s Class A and Class B Common Stock issued and outstanding immediately prior to filing the Certificate of Amendment to the Company’s Certificate of Incorporation on November 2, 2023 were automatically combined into one share of Class A Common Stock and Class B Common Stock, respectively, subject to the elimination of fractional shares. All references to outstanding share and per share amounts for all periods presented have been adjusted to give effect to the Reverse Stock Split. The par value per share of each share of Class A and Class B Common Stock was proportionately multiplied by 100, and the number and exercise price of all Public Warrants, PCIH Common Units, stock options, restricted stock awards and restricted stock unit awards were each proportionately adjusted by the ratio used to complete the Reverse Stock Split.

In connection with consummating the Reverse Stock Split, the total number of Class A Common Stock and Class B Common Stock authorized for issuance under the Company’s amended Certificate of Incorporation was reduced from 6,000,000,000 to 60,000,000 shares of its Class A Common Stock and from 1,000,000,000 to 10,000,000 shares of its Class B Common Stock, each with an adjusted par value of $0.01 per share. The Reverse Stock Split did not change the number of shares of the Company’s authorized preferred stock, which remains at 10,000,000 shares. The Reverse Stock Split reduced the Company’s issued and outstanding shares of Common Stock from approximately 288,760,727 shares of Class A Common Stock and 251,893,556 shares of Class B Common Stock issued and outstanding as of October 30, 2023 to approximately 2,887,607 and 2,518,936 issued and outstanding shares of Class A Common Stock and Class B Common Stock, respectively, immediately after the effectiveness of the Reverse Stock Split.

The Chapter 11 Cases, the Restructuring Support Agreement, the DIP Credit Agreement and the Tax Receivable Agreement

As previously disclosed in Current Reports on Form 8-K filed by the Company on February 5, 2024 and February 7, 2024 with the SEC, on February 4, 2024, the Company and certain of its direct and indirect subsidiaries (such subsidiaries, together with the Company, the “Debtors”) entered into a Restructuring Support Agreement (together with the Restructuring Term Sheet and all other exhibits and schedules attached thereto, the “RSA”) with lenders holding approximately (x) 86% of its secured revolving and term loan debt and (y) 92% of its senior unsecured notes (collectively, the “Consenting Creditors”), which, among other things, sets forth the principal terms of a proposed financial restructuring (the “Restructuring”) of the existing capital structure of the Company in voluntary cases (the “Chapter 11 Cases”) commenced by the Debtors beginning on February 4, 2024 in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) under chapter 11 of title 11 of the U.S. Code (the “Bankruptcy Code”).

The Chapter 11 Cases are being jointly administered under Case No. 24-10164. The Debtors continue to operate their business and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Debtors have filed and received Bankruptcy Court approval of various “first day” motions requesting customary relief that enable the Company to transition into Chapter 11 protection without material disruption to its ordinary course operations. Capitalized terms used but not defined in this discussion of the RSA have the meanings ascribed to them in the RSA or the DIP Credit Agreement, as applicable.

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The filing of the Chapter 11 Cases constitutes an event of default that permits acceleration of the Company’s obligations under the following debt instruments (the “Debt Instruments”):

•Indenture, dated as of September 30, 2021, by and among Cano Health, LLC as issuer, the guarantors party thereto and U.S. Bank National Association, as trustee, relating to the 6.250% Senior Notes due 2028;

•Credit Agreement, dated November 23, 2020 (as amended and restated, supplemented, waived or otherwise modified from time to time), by and among Cano Health, LLC, Primary Care (ITC) Intermediate Holdings, LLC, Credit Suisse AG, Cayman Islands Branch, as administrative agent and the lenders party thereto from time to time; and

•Credit Agreement, dated as of February 24, 2023 (as amended and restated, supplemented, waived or otherwise modified from time to time), by and among Cano Health, LLC, Primary Care (ITC) Intermediate Holdings, LLC, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent.

In addition, the filing of the Chapter 11 Cases, may have resulted in the acceleration of the Company’s obligations under the Tax Receivable Agreement.

Any efforts to enforce payment obligations under the Debt Instruments and the Tax Receivable Agreement are automatically stayed as a result of the filing of the Chapter 11 Cases and the rights of enforcement in respect of the Debt Instruments and the Tax Receivable Agreement are subject to the applicable provisions of the Bankruptcy Code.

The RSA contemplates, among other things, that:

•The Restructuring will be consummated either pursuant to (i) an acceptable plan of reorganization premised on the restructuring transactions described in the RSA (the “Stand-Alone Restructuring Plan”) in the event that a WholeCo Sale Transaction Election (defined below) is not made or (ii) a sale transaction for all or substantially all of the Debtors’ assets (a “WholeCo Sale Transaction”), either of which may be coupled with the sale of one or more certain discrete businesses and assets (each, a “Discrete Asset Sale”).

•Following the Petition Date, the Debtors would conduct a marketing process with a scope acceptable to the Required DIP Lenders and the Requisite Consenting Creditors for a WholeCo Sale Transaction, and would continue to pursue Discrete Asset Sales.

•The Required DIP Lenders and the Requisite Consenting Creditors shall have the right to elect, at any time during the period commencing on the Initial IOI Deadline and ending on the Voting Deadline, to pursue a WholeCo Sale Transaction (such election, the “WholeCo Sale Transaction Election”) in parallel to the Stand-Alone Restructuring Plan, and the Debtors, the Required DIP Lenders, and Requisite Consenting Creditors shall reasonably agree as promptly as possible, but in no event more than 5 Business Days after the date of the WholeCo Sale Transaction Election, on the form and timing of reasonable milestones (the “Sale Milestones”) that shall govern the pursuit of a WholeCo Sale Transaction (the “Sale Process”), which shall be pursued by the Debtor.

•If the Required DIP Lenders and the Requisite Consenting Creditors make a WholeCo Sale Transaction Election and the Debtors fail to agree on Sale Milestones or decline to pursue the WholeCo Sale Transaction, then such event shall be an Event of Default under the DIP Credit Agreement; provided that the exercise of remedies on account of such Event of Default shall be subject to a remedies notice period that is the greater of 2 Business Days and any applicable period provided in the DIP Order.

•If, during the Sale Process, the Debtors receive a binding bid that the Debtors, the Required DIP Lenders, and the Requisite Consenting Creditors mutually agree (each in their reasonable discretion) represents a binding and superior transaction to the Stand-Alone Restructuring, the Debtors, with the consent of the Required DIP Lenders and Requisite Consenting Creditors, shall pursue the WholeCo Sale Transaction and not the Stand-Alone Restructuring.

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•In connection with the Stand-Alone Restructuring Plan, the Debtors and the Requisite Consenting Creditors will be permitted to pursue and negotiate with any third party the terms of a strategic plan sponsorship investment to acquire Reorganized Equity in accordance with the terms of the RSA (a “Plan Sponsorship Investment”)

•The Debtors shall use commercially reasonable efforts to subordinate the TRA Claims (which subordination may be sought pursuant to a motion or an Acceptable Plan).

•The RSA contemplates, in the event the Debtors pursue the Stand-Alone Restructuring Plan:

◦(i) A dollar-for-dollar conversion of the Allowed DIP Claims (including all accrued and unpaid interest, fees, premiums, and other obligations on account of the DIP Loans (other than, for the avoidance of doubt, the Participation Fee)), less the Exit Paydown Amount into Exit Facility Loans under the Exit Facility, (ii) the Participation Fee for Allowed DIP Claims paid in Reorganized Equity and (iii) a cash payment equal to the Exit Paydown Amount;

◦The pro rata distribution to holders of First Lien Claims of (i) the 1L Distribution Exit Facility Loans, (ii) 100% of the Reorganized Equity issued on the Effective Date, subject to dilution on account of the Participation Fee, any Plan Sponsor Equity Share, a post-emergence management incentive plan (“MIP”) and the GUC Warrants (defined below) and (iii) the Net Proceeds of any Plan Sponsorship Investment or Discrete Asset Sale; and

◦The pro rata distribution to holders of General Unsecured Claims of (i) warrants to purchase, after giving effect to the Restructuring, 5% of the total outstanding Reorganized Equity (subject to dilution by the Participation Fee, any Plan Sponsor Equity Share, and the MIP), exercisable for a 5-year period commencing on the Effective Date which will be struck at par value plus the accrued value of the First Lien Claims and they will have no Black-Scholes protection (the “GUC Warrants”), (ii) either, (x) the net cash proceeds or (y) distribution, of the MSP Recovery Class A Stock outstanding as of the Petition Date, and (iii) the recovery, if any, on account of the Litigation Trust Causes of Action assigned or otherwise transferred to the Post-Confirmation Litigation Trust.

•In the event the Debtors pursue a WholeCo Sale Transaction, all Allowed DIP Claims (including all accrued and unpaid interest, fees, premiums, and other obligations on account of the DIP Loans, including, for the avoidance of doubt, the Participation Fee) will be repaid in full and in cash; provided, that, in the event the net proceeds of the WholeCo Sale Transaction are sufficient to repay in full in cash all Allowed DIP Claims (without taking into account the Participation Fee), the Participation Fee shall be waived Each holder of an Allowed First Lien Claim will receive its pro rata share of the Net Proceeds of the WholeCo Sale Transaction after the amount paid to satisfy in full all Allowed DIP Claims. Holders of General Unsecured Claims would then receive their pro rata share of (i) the Net Proceeds of the WholeCo Sale Transaction, if any, after the satisfaction of all allowed priority claims, (ii) either, (x) the net cash proceeds or (y) distribution, of the MSP Recovery Class A Stock outstanding as of the Petition Date, and (iii) the recovery, if any, on account of the Litigation Trust Causes of Action assigned or otherwise transferred to the Post-Confirmation Litigation Trust.

•In the event the Debtors, with the consent of the Requisite Consenting Creditors (such consent not to be unreasonably withheld), close a Discrete Asset Sale during the Chapter 11 Cases, (i) the Net Proceeds of such sale would be applied by the Debtors to reduce, on a dollar-for-dollar basis, the DIP Loans and (ii) the Debtors may retain a portion of the net proceeds released in connection with such Discrete Asset Sale to be used for general corporate purposes and to fund the Debtors’ operations during the Chapter 11 Cases, in each case subject to the consent of the Required DIP Lenders.

The RSA also contemplates the following milestones with respect to the Chapter 11 Cases:

•No later than 1 day after the Petition Date, the Company shall have filed with the Bankruptcy Court the RSA, Lease Rejection Motion and DIP Motion;

•No later than 3 days after the Petition Date, the Bankruptcy Court shall have entered the Interim DIP Order;

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•No later than 35 days after the Petition Date, the Bankruptcy Court shall have entered the Final DIP Order;

•No later than 45 days after the Petition Date, the Company shall obtain a credit rating for DIP Facility; provided, that the Debtors will use commercially reasonable efforts to meet this Milestone, which may be extended in event of delay of applicable ratings agency;

•No later than 90 days after the Petition Date, the Company shall have commenced a hearing on the Disclosure Statement;

•No later than 90 days after the Petition Date, the Bankruptcy Court shall have entered an order approving the Disclosure Statement;

•No later than 125 days after the Petition Date, the Company shall have commenced the Confirmation Hearing; and

•No later than 140 days after the Petition Date the Effective Date shall have occurred; provided, that such date shall be automatically extended by up to 45 days if the Effective Date has not occurred solely due to any healthcare-related regulatory approvals, antitrust approval, or any foreign investment regulatory approval (the “Regulatory Extension”).

The foregoing description of the RSA and the transactions and documents contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the RSA.

In connection with the Chapter 11 Cases and pursuant to the terms of the RSA, upon the entry of the Interim DIP Order, on February 7, 2024 Cano Health, LLC and Primary Care (ITC) Intermediate Holdings, LLC entered into a Senior Secured Superpriority Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”), with Wilmington Savings Fund Society, FSB, as administrative agent (the “Administrative Agent”), and the lenders from time to time party thereto (collectively, the “DIP Lenders”).

The DIP Lenders will provide new financing commitments to Cano Health, LLC under a new money delayed draw term loan facility (the “DIP Facility”) in an aggregate principal amount of $150 million. Under the DIP Facility, (i) $50 million was funded to the Company on February 7, 2024 following Bankruptcy Court approval of the DIP Facility on an interim basis (the “Interim DIP Order”), and (ii) $100 million was made available to be drawn following Bankruptcy Court approval of the DIP Facility on a final basis (the “Final DIP Order”) on March 6, 2024.

Borrowings under the DIP Facility will bear interest at the rate of, at the election of Cano Health, LLC, (i) SOFR plus 11.00% or (ii) alternate base rate plus 10.00%. The Final DIP Order, the DIP Lenders will receive participation fees in an amount equal to 15% of the aggregate commitments under the DIP Facility payable in shares of the Reorganized Equity of the Company, provided that, to the extent that a WholeCo Sale Transaction is consummated, the participation fee shall be payable in cash on such date, rather than in Reorganized Equity of the Company; provided further, that, in the event the net proceeds of the WholeCo Sale Transaction are sufficient to repay in full in cash all Allowed DIP Claims (without taking into account the Participation Fee), the Participation Fee shall be waived. The Consenting Creditors will receive backstop fees in an amount equal to 7.5% of the aggregate commitments under the DIP Facility payable in kind by adding such fees to the aggregate principal amount of the DIP Facility.

The DIP Credit Agreement (as modified by the Final DIP Order) includes milestones, representations and warranties, covenants, and events of default applicable to the Debtors. As part of the consensual resolution with the Creditors’ Committee of matters relating to the Final DIP Order, the Final DIP Order reflects the Debtors’ and DIP Lenders’ agreement to extend certain of the milestones set forth in the DIP Credit Agreement. Specifically, the Final DIP Order sets forth the following key milestones: (i) entry by the Bankruptcy Court of an order approving the Disclosure Statement no later than 96 days following the Petition Date (i.e., May 10, 2024); (ii) a hearing to approve the Reorganization Transaction no later than 148 days after the Petition Date; and (iii) the effective date of the Reorganization Transaction no later than 162 days after the Petition Date, subject to an automatic extension of up to 45 days if the effective date has not occurred solely due to any pending healthcare-related regulatory approvals or any pending approval under the Hart-Scott-Rodino Act. If an event of default under the DIP Credit Agreement

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
occurs, the Administrative Agent may, among other things, permanently cancel any remaining commitments under the DIP Credit Agreement and declare the outstanding obligations under the DIP Credit Agreement to be immediately due and payable.

The DIP Credit Agreement has a scheduled maturity date that is 8 months from the closing date thereof. The DIP Credit Agreement will also terminate on the date that is the earliest of the following: (i) the scheduled maturity date; (ii) the date on which all amounts owed thereunder become due and payable and the commitments are terminated; (iii) the date on which the Bankruptcy Court orders a conversion of the Chapter 11 Cases to a chapter 7 liquidation or the dismissal of the Chapter 11 Case of any Debtor; (iv) the closing of any sale of assets pursuant to Section 363 of the Bankruptcy Code, which, when taken together with all other sales of assets since the closing of the DIP Credit Agreement, constitutes a sale of all or substantially all of the assets of the Debtors; and (v) the effective date of a plan in the Chapter 11 Cases.

The foregoing description of the DIP Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the DIP Credit Agreement.

As previously disclosed, on February 5, 2024, the staff of NYSE Regulation notified the Company that NYSE Regulation (a) had determined to commence proceedings to delist the Company’s Class A Common Stock from the New York Stock Exchange (the "NYSE") and (b) immediately suspended trading on the NYSE in the Company’s Class A Common Stock pursuant to Section 802.01D of the NYSE Listed Company Manual after the Company commenced the Chapter 11 Cases on February 4, 2024. The NYSE filed a Form 25 with the SEC on February 6, 2024 to initiate such delisting from the NYSE, which delisting became effective on February 16, 2024. Also, as previously disclosed, on November 13, 2023, the NYSE filed a Form 25 with the SEC to initiate delisting the Public Warrants from the NYSE, which delisting became effective on November 23, 2023.

Principles of Consolidation

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

Risks and Uncertainties

As of December 31, 2023, the Company’s coverage area is primarily in the State of Florida. Given this concentration, the Company is subject to adverse economic, regulatory, or other developments in the State of Florida that could have a material adverse effect on the Company’s financial condition and operations. In addition, federal, state and local laws and regulations concerning healthcare affect the healthcare industry. The Company’s long-term success is dependent on the ability to successfully generate revenues; maintain or reduce operating costs; obtain additional funding when needed; and ultimately, achieve profitable operations. The Company is not able to predict the content or impact of future changes in laws and regulations affecting the healthcare industry. For information on the Company’s liquidity, please see Note 3, "Going Concern."

Reclassifications

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

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”).

The Company was deemed the accounting acquirer in the Business Combination of Jaws based on an analysis of the criteria outlined in Accounting Standards Codification ("ASC") Topic 805, "Business Combinations" ("ASC 805"), as the Company’s former owner retained control after the Business Combination. Refer to Note 1, "Nature of Business and Operations," in these consolidated financial statements, for details surrounding the Business Combination. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of the Company issuing stock for the net assets of Jaws, accompanied by a recapitalization. The net assets of Jaws were stated at historical cost, with no goodwill or other intangible assets recorded.

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

Warrant Liabilities

The Company assumed 23.0 million public warrants ("Public Warrants") and 10.5 million private placement warrants ("Private Placement Warrants") upon the consummation of the Business Combination. The Company may issue or assume Common Stock warrants that are recorded as either liabilities or equity in accordance with the respective accounting guidance. The warrants, which are recorded as liabilities, are recorded at their fair value within warrant liabilities on the consolidated balance sheets, and remeasured on each reporting date with changes in fair value of warrant liabilities recorded in revaluation of warrant liabilities on the Company’s consolidated statements of operations. As previously disclosed, on November 13, 2023, the NYSE filed a form 25 with the SEC to initiate delisting the Public Warrants from the NYSE.

The Public Warrants became exercisable 30 days after the consummation of the Business Combination, which occurred on June 3, 2021. The Public Warrants will expire five years after the consummation of the Business Combination, or earlier upon redemption or liquidation.

The Private Placement Warrants are identical to the Public Warrants, except that so long as the Private Placement Warrants are held by the Sponsor or any of its permitted transferees, the Private Placement Warrants: (i) may be exercised for cash or on a “cashless basis”, (ii) shall not be redeemable by the Company when the Class A ordinary shares equal or exceed $1,800, and (iii) shall only be redeemable by the Company when the Class A ordinary shares are less than $1,800 per share, subject to certain adjustments.

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

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company groups contractual terms into one portfolio because these arrangements are similar. The Company identifies a single performance obligation to stand-ready to provide healthcare services to enrolled members. Capitated revenue is recognized in the month in which the Company is obligated to provide medical care services. The transaction price for the Medicare Advantage and Medicare Direct Contracting services provided (and other programs including Accountability Care Organizations) depends upon the pricing established by the U.S. Centers for Medicare & Medicaid Services (“CMS”) and includes rates that are based on the cost of medical care within a local market and the average utilization of healthcare services by the members enrolled. The transaction price is variable since the rates are risk adjusted based on health status (acuity) of members and demographic characteristics of the enrolled members. MRA revenues are estimated using the "most likely amount" methodology. The amount of variable consideration recorded in the transaction price is limited to an amount that the Company believes will not result in a significant reversal of revenue based on historical results. The risk adjustment to the transaction price is presented as the Medicare Risk Adjustment (“MRA”) within accounts receivable on the accompanying consolidated balance sheets. The fees are paid on an interim basis based on submitted enrolled member data for the previous year and are adjusted in subsequent periods after the final data is compiled by CMS. Revenue is not recorded until the price can be estimated by the Company and to the extent that it is probable that a significant reversal will not occur once any uncertainty associated with the variable consideration is subsequently resolved.

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

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Third-Party Medical Costs

Third-party medical costs primarily consist of all medical expenses paid by the health plans, including inpatient and hospital care, specialists, and medicines, net of rebates, for which the Company bears risk. Third-party medical costs include estimates of future medical claims that have been incurred by the patient, but for which the provider has not yet billed. Our accrual for medical services incurred but not reported reflects our best estimates of unpaid medical expenses as of the end of any particular period. These claim estimates are made utilizing standard actuarial methodologies and are continually evaluated and adjusted by management based upon our historical claims experience and other factors, including regular independent assessments by a nationally recognized actuarial firm. Adjustments, if necessary, are made to medical claims expense when the assumptions used to determine our claims liability change and when actual claim costs are ultimately determined.

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

Cash, cash equivalents and restricted cash

Cash and cash equivalents are highly liquid investments purchased with original maturities of three months or less. Restricted cash balances include letters of credit and cash held as collateral. See Note 14, "Debt," in these consolidated financial statements for details.

Accounts Receivable, Net of Unpaid Service Provider Costs

Accounts receivable are carried at amounts the Company deems collectible. Accordingly, an allowance is provided based on credit losses expected over the contractual term. Accounts receivable are written off when they are deemed uncollectible. As of December 31, 2023 and December 31, 2022, the Company believed no allowance was necessary. The ultimate collectability of accounts receivable may differ from amounts estimated. The period between the time when the service is performed by the Company and the fees are received is usually one year or less and therefore, the Company elected the practical expedient under ASC 606-10-32-18 and did not adjust accounts receivable for the effect of a significant financing component.

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

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2023 and December 31, 2022, the Company’s accounts receivable were presented net of the unpaid service provider costs. A right of offset exists when all of the following conditions are met: (1) each of the two parties owed the other determinable amounts; (2) the reporting party has the right to offset the amount owed to the reporting party with the amount owed to the other party; (3) the reporting party intends to offset; and (4) the right of offset is enforceable by law. The Company believes all of the aforementioned conditions existed as of December 31, 2023 and December 31, 2022.

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

Business Acquisitions

The Company accounts for acquired businesses using the acquisition method of accounting. All assets acquired and liabilities assumed are recorded at their respective fair values at the date of acquisition. The determination of fair value involves estimates and the use of valuation techniques when market value is not readily available. The Company uses various techniques to determine fair value in accordance with accepted valuation models, primarily the income approach. The significant assumptions used in developing fair values include, but are not limited to, EBITDA growth rates, revenue growth rates, the amount and timing of future cash flows, discount rates, useful lives, royalty rates and future tax rates. The excess of purchase price over the fair value of assets and liabilities acquired is recorded as goodwill. Refer to Note 7, "Business Acquisitions and Divestitures," in these consolidated financial statements for a discussion of the Company's recent acquisitions.

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets acquired. The goodwill arising from acquisitions is a result of synergies that are expected to be derived from elimination of duplicative costs and the achievement of economies of scale. The Company assesses goodwill for impairment on an annual basis and between tests if events occur or circumstances exist that would reduce the fair value of a

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
reporting unit below its carrying amount. The Company performs its annual assessment on the first of October each year or more frequently if events or circumstances dictate. Goodwill is evaluated for impairment at the reporting unit level. The Company has identified one reporting unit for the annual goodwill impairment testing. In the current year, we chose to bypass the qualitative assessment and proceed directly to the quantitative assessment. See Note 8, "Goodwill," in these consolidated financial statements for further discussion related to the goodwill impairment assessment.

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

The Company maintains a malpractice insurance policy with a coverage limit of $1 million per occurrence and $6 million aggregate coverage, with an umbrella policy coverage of $5 million. Any amounts over that threshold, or for which the insurance policy will not cover, will be borne by the Company and could materially affect the Company’s future consolidated financial position, results of operations, and cash flows. As of December 31, 2023 and December 31, 2022, the Company has recorded claims liabilities of $0.7 million and $0.3 million, respectively, in other liabilities. Insurance recoverables were immaterial as of December 31, 2023 and December 31, 2022, and are recorded in other assets on the accompanying consolidated balance sheets.

Advertising and Marketing Costs

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Advertising and marketing costs are expensed as incurred. Advertising and marketing costs expensed totaled approximately $7.0 million, $28.2 million and $19.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. Advertising and marketing costs are included in the caption selling, general, and administrative expenses in the accompanying consolidated statements of operations.

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

During the fourth quarter of 2023 the Company completed an assessment of the useful lives of certain of its leasehold improvements, medical equipment and furniture and fixtures held at facilities for which the Company has ceased or will cease use, and adjusted the estimated useful lives to zero as of December 31, 2023, to align with the useful life of the corresponding right of use asset where such equipment was utilized. This change in accounting estimate was effective in December 2023, the effect of this change in estimate was an increase in depreciation and amortization expense of $80.6 million recorded under the caption "Accelerated depreciation and amortization for property and equipment, and right-of-use assets" in the consolidated statement of operations, which also represents an increase of $11.81 and $13.27 in the computation of basic and diluted net loss per common share, respectively, for the year ended December 31, 2023. See Note 9, "Property and Equipment, Net," and Note 11, "Leases," for additional details.

Stock-Based Compensation

ASC 718, "Compensation—Stock Compensation," requires the measurement of the cost of the employee services received in exchange for an award of equity instruments based on the grant-date fair value or, in certain circumstances, the calculated value of the award. For the restricted stock units ("RSUs"), the fair value is estimated using the Company's closing stock price and for the market condition stock options, the fair value is estimated using a Monte Carlo simulation. The Company recognizes compensation expense associated with equity-based compensation as a component of “Selling, general and administrative expenses” in the accompanying consolidated statements of operations. All equity-based compensation is required to be measured at fair value on the grant date, is expensed over the requisite service, generally over a four-year period for RSUs and over the derived vesting period for market-condition stock options, and forfeitures are accounted for as they occur. Refer to Note 18, "Stock-Based Compensation," in these consolidated financial statements for additional discussion regarding details of the Company’s stock-based compensation plans.

Income Taxes

The acquisition of PCIH was implemented through an Up-C structure. Prior to the closing of the Business Combination, Jaws was reincorporated in the State of Delaware and became a U.S. domestic corporation named Cano Health, Inc. Merger Sub, a wholly owned subsidiary of Jaws, merged with and into PCIH, with PCIH as the surviving company in the merger. As of December 31, 2023, the Seller, the former sole owner and managing member of PCIH, held approximately 33.0% of voting rights in Cano Health, Inc. and 33.0% of economic rights in PCIH, while other investors, including the former stockholders of Jaws and PIPE Investors held approximately 67.0% of economic and voting rights in Cano Health, Inc. and 67.0% of economic and 100.0% of managing rights in PCIH. Subsequent to closing the Business Combination, income attributable to Cano Health, Inc. is taxed under Subchapter C while PCIH will continues to be treated as a partnership for tax purposes.

Prior to the close of the Business Combination, the Company was treated as a partnership for U.S. income tax purposes, whereby earnings and losses were included in the tax return of its members and taxed depending on the members’ tax situation. While the overall entity was previously treated as a partnership, the Company established in 2019 a subsidiary group that was taxed under Subchapter C with immaterial operations in 2019. The operations of the subsidiary group are conducted through a

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
legal entity domiciled in Puerto Rico. The subsidiary group is subject to Puerto Rico and U.S. Federal taxes and Florida State taxes. Refer to Note 20, “Income Taxes,” in these consolidated financial statements for further details.

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

Recent Accounting Pronouncements

New Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". This standard requires the Company to disclose significant segment expenses that are regularly provided to the CODM and are included within each reported measure of segment operating results. The standard also requires the Company to disclose the total amount of any other items included in segment operating results which were not deemed to be significant expenses for separate disclosure, along with a qualitative description of the composition of these other items. In addition, the standard also requires disclosure of the CODM’s title and position, as well as detail on how the CODM uses the reported measure of segment operating results to evaluate segment performance and allocate resources. The standard also aligns interim segment reporting disclosure requirements with annual segment reporting disclosure requirements. The Company plans to adopt the standard in 2024 for the related fiscal year reporting and the standard will be effective for interim reporting periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The standard requires retrospective application to all prior periods presented. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". The standard requires the Company to provide further disaggregated income tax disclosures for specific categories on the effective tax rate reconciliation, as well as additional information about federal, state/local and foreign income taxes. The standard also requires the Company to annually disclose its income taxes paid (net of refunds received), disaggregated by jurisdiction. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The standard is to be applied on a prospective basis, although optional retrospective application is permitted. While the standard will require additional disclosures related to the Company’s income taxes, the standard is not expected to have any impact on the Company’s consolidated operating results, financial condition or cash flows.

3.    GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. However, as a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. Our liquidity requirements, and the availability to us of adequate capital resources, are difficult to predict at this time. The Company’s ability to continue as a going concern is contingent upon its ability to successfully implement a plan of reorganization in the Chapter 11 Cases, among other factors, and the realization of assets and the satisfaction of liabilities are subject to uncertainty. Further, any plan of reorganization could materially change the amounts of assets and liabilities reported in the accompanying consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Chapter 11 Cases.

The Company currently believes that there is not sufficient liquidity to cover the Company’s operating, investing and financing cash uses for the next 12 months. As a result of the Company's financial condition, defaults under certain debt

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
agreements, as disclosed in Note 14, "Debt," and the risks and uncertainties surrounding the Chapter 11 Cases, substantial doubt exists that the Company will be able to continue as a going concern for one year from the issuance date of these consolidated financial statements.

The Company is pursuing several initiatives to improve its liquidity and net cash, such as reducing operating expenses, selling assets and operations and exiting certain markets. The Company’s efforts to reduce operating expenses include reducing permanent staff, lowering its third-party medical costs through negotiations with payors, consolidating underperforming medical centers, delaying renovations and other capital projects and significantly reducing nonessential spending. Other Company efforts to improve its liquidity include a strategic review of its Medicaid business in Florida, pharmacy assets and other specialty practices. The Company has also closed or sold its medical centers in California, New Mexico, Texas and Nevada (the "Sale Transaction"), Illinois and Puerto Rico.

4.    REVENUE AND ACCOUNTS RECEIVABLE

The Company’s revenue streams for the three years ended December 31, 2023, 2022, and 2021 respectively, were as follows:

	Years Ended December 31,
	2023		2022		2021
(in thousands)	Revenue $	Revenue %	Revenue $	Revenue %	Revenue $	Revenue %
Capitated revenue
Medicare	$2,867,275	91.3%	$2,392,445	87.4%	$1,334,308	82.9%
Other capitated revenue	187,137	6.0%	214,471	7.8%	194,812	12.1%
Total capitated revenue	3,054,412	97.3%	2,606,916	95.2%	1,529,120	95.0%
Fee-for-service and other revenue
Fee-for-service	27,704	0.9%	43,171	1.6%	25,383	1.6%
Pharmacy	54,034	1.7%	50,096	1.8%	36,306	2.3%
Other	1,607	0.1%	38,733	1.4%	18,560	1.1%
Total fee-for-service and other revenue	83,345	2.7%	132,000	4.8%	80,249	5.0%
Total revenue	$3,137,757	100.0%	$2,738,916	100.0%	$1,609,369	100.0%

Accounts Receivable

The Company's accounts receivable balances are summarized for the periods indicated below. The Company’s accounts receivable are presented net of the unpaid service provider costs. A right of offset exists when all of the following conditions are met: 1) each of the two parties owed the other determinable amounts; 2) the reporting party has the right to offset the amount owed with the amount owed to the other party; 3) the reporting party intends to offset; and 4) the right of offset is enforceable by law. The Company believes all of the aforementioned conditions existed as of December 31, 2023 and December 31, 2022.

	As of
(in thousands)	December 31, 2023	December 31, 2022
Accounts receivable	$316,391	$388,122
Medicare risk adjustment	17,091	49,586
Unpaid service provider costs	(257,681)	(203,892)
Accounts receivable, net	$75,801	$233,816

Concentration of Risk

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three payors represented greater than 10% of our total revenue for the years ended on each of December 31, 2023, 2022 and 2021, respectively.

	Years Ended December 31,
	2023	2022	2021
Revenues	70.6%	63.7%	59.9%

Those same three payors represented, in aggregate, the following percentages of accounts receivable as of December 31, 2023 and December 31, 2022, respectively.

	As of
	December 31, 2023	December 31, 2022
Accounts receivable, net	75.9%	56.3%

5.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following as of December 31, 2023 and December 31, 2022, respectively:

(in thousands)	December 31, 2023	December 31, 2022
Third party receivables	$—	$60,400
Other	13,099	19,203
Prepaid expenses and other current assets	$13,099	$79,603

Third party receivables represent amounts due from MSP Recovery Inc. ("MSP"). MSP business model is based on providing healthcare claims reimbursement recovery services using data analytics to identify and recover improper payments made by Medicare, Medicaid and commercial health insurers (each a “Health Plan”), and charged to the Company under risk agreements, when the Health Plan is not the primary payor under the Medicare Secondary Payer Act and other state and federal laws. The Company has assigned certain past claims data to MSP, which could have been paid in either cash or equity at MSP's option. On July 7, 2023, the Company received 7.96 million shares (which amount is presented after giving effect to MSP’s 1-for-25 Reverse Stock Split on October 12, 2023) of MSP Class A common stock to settle certain receivables from MSP, and previously received on June 29, 2022 an additional 40,000 shares of such MSP common stock.

In August 2023, MSP announced that the SEC initiated an investigation of MSP and that it received a subpoena from the SEC and the U.S. Attorney's Office. As a result of (i) these disclosures by MSP; (ii) MSP's delinquent filing of its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023; and (iii) MSP's not being in compliance with the NASDAQ listing requirements, the Company decided to utilize a third-party valuation specialist to provide a market value analysis of the shares of Class A common stock that MSP issued to the Company on July 7, 2023 and as of June 30, 2023, the Company recognized an allowance for credit losses of $62.0 million related to the third party receivables as of June 30, 2023.

As of September 30, 2023, the 8.0 million total shares of MSP common stock held by the Company were not registered for resale with the SEC. Accordingly, the Company believed it was not reasonably possible that these equity securities would be either registered or exempt from registration due to meeting the holding period requirements, within the next 1 year. These equity securities are in the scope of ASC 321 - "Investments - Equity Securities," and accordingly the Company concluded as of September 30, 2023 that the securities did not have a readily determinable fair value. As of December 31, 2023, the Company re-evaluated the facts and circumstances surrounding the owned shares of MSP and determined, based on positive developments observed, that the securities can reasonably be expected to qualify for sale within one year and have a readily determinable fair

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
value. At December 31, 2023, the Company held 8.0 million units of MSP shares with an estimated fair value of $18.2 million under the caption "Equity securities at fair value" in the consolidated balance sheets. In the fourth quarter, an unrealized gain was recorded in the amount of $18.2 million and is presented under the caption "Other income (expense)" in the consolidated statement of operations. Through March 1, 2024, the Company has disposed 3.9 million shares of MSP, receiving aggregate net proceeds in the amount of approximately $4.5 million, with the portion of net proceeds received following the Company's February 4, 2024 filing of the Chapter 11 Cases being held for the benefit of the Debtors' unsecured creditors. The Company has continued to liquidate its position in such MSP shares from and after March 1, 2024.

As of December 31, 2022, other assets include contingent consideration assets related to a 2022 acquisition with various contingent consideration arrangements. The contingent consideration is valued based on the future performance of two acquired payor contracts using Monte-Carlo simulations. During 2023, the contingency surrounding an approximate $2.8 million contingent asset was resolved pertaining to the probability of collection of such amount in the valuation model and the fair value of the asset was adjusted to zero through change in fair value of contingent consideration in the accompanying consolidated statement of operations.

As of December 31, 2023, other assets include pharmacy inventory, unamortized insurance and tax prepaid assets and miscellaneous receivables.

6.    UNPAID SERVICE PROVIDER COSTS

Activity in unpaid service provider costs for the years ended December 31, 2023 and 2022, respectively, is summarized below:

(in thousands)	2023	2022
Balance as of January 1,	$318,554	$230,368

Incurred related to:
Current year	2,463,056	1,868,288
Prior years	7,295	3,894
	2,470,351	1,872,182
Paid related to:
Current year	2,127,610	1,563,790
Prior years	292,949	220,206
	2,420,559	1,783,996
Balance as of December 31,	$368,346	$318,554

The foregoing reconciliation reflects an increase in our prior years estimates of unpaid service provider costs liabilities during the years ended December 31, 2023 and 2022 of $7.3 million and $3.9 million, respectively, driven by higher than expected utilization. Other current liabilities in the consolidated balance sheet, as of December 31, 2023 and December 31, 2022 included $72.0 million and $16.7 million of accounts receivable, net, for plans that were in a deficit position as of the balance sheet date, which were offset by unpaid service provider costs liabilities of $110.7 million and $114.7 million, respectively.

The Company maintains a provider excess loss insurance policy to protect against claim expenses exceeding certain levels that are incurred by the Company on behalf of members. As of both December 31, 2023 and December 31, 2022, the Company's excess loss insurance deductible was $0.2 million and maximum coverage was $2.0 million per member per calendar year. The Company recorded excess loss insurance premiums of $4.5 million and reimbursement of $2.2 million for the year ended December 31, 2023. The Company recorded excess loss insurance premiums of $14.1 million and reimbursements of $41.4 million for the year ended December 31, 2022. The Company recorded these amounts on a net basis in the caption third-party medical costs in the accompanying consolidated statements of operations.

7.    BUSINESS ACQUISITIONS AND DIVESTITURES

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the year ended December 31, 2023, the Company did not complete any acquisitions. During the year ended December 31, 2022, the Company completed 10 asset acquisitions for a total purchase price of $76.1 million. The consideration included $5.8 million in cash, $5.9 million in deferred cash, $39.3 million in Class A Common Stock and $29.3 million in deferred Class A Common Stock. These amounts were offset by $4.1 million in net contingent assets. Further, in the year ended December 31, 2022 the Company paid a deferred acquisition payment in Class A Common Stock for $15.8 million related to a prior year acquisition and issued Class A Common Stock as acquisition bonuses for $2.9 million. For an acquisition made in August 2022 the Company recorded a measurement period adjustment to goodwill in 2023 for consideration transferred for $1.7 million. The acquisitions were each accounted for as business combinations. The Company does not consider these acquisitions to be material, individually or in aggregate, to the Company’s consolidated financial statements. The purchase price allocations substantially resulted in $33.7 million of goodwill and $39.8 million of acquired identifiable intangible assets related to brand names, non-compete agreements, payor relationships and provider relationships valued using the income method. Acquisition-related costs were not material and were expensed as incurred in the consolidated statements of operations.

During the year ended December 31, 2021, the Company completed various acquisitions for a total purchase price of $1.1 billion. The most significant of these acquisitions were University and Doctor’s Medical Center, LLC and Affiliates for $607.9 million and $300.7 million, respectively.

As previously-disclosed, on September 25, 2023, the Company sold to Primary Care Holdings II, LLC ("CenterWell"), a wholly owned subsidiary of Humana Inc. (“Humana”), substantially all of the assets associated with the operation of Cano Health’s senior-focused primary care centers in Texas and Nevada (the “Sale Transaction”) for a total transaction value to the Company of approximately $66.7 million, consisting of approximately $33.5 million in cash paid at closing (of which approximately $1.9 million was withheld for satisfaction of potential indemnification claims), plus the release of certain liabilities owed by Cano Health or its affiliates primarily for centers built under commercial agreements entered into with affiliates of Humana. Due to the Sale Transaction, the company also included a goodwill write-off of $37.1 million.

During the year ended December 31, 2023, the Company completed 6 additional asset sale transactions (“Other Divestitures”), in addition to the Sale Transaction described above, for total proceeds of $4.4 million in cash paid at closing. The Other Divestitures resulted in a net loss on sale of $12.3 million recorded in other income (expense) on the Company’s consolidated statements of operations.

The Company does not consider these divestitures to be material, individually or in aggregate, to the Company’s consolidated financial statements.

8.    GOODWILL

Activity impacting the Company's goodwill balance during the year ended December 31, 2023 is summarized below:

(in thousands)	Amount
Goodwill as of December 31, 2022	$480,375
Impairment	(442,918)
Sale Transaction allocation	(37,126)
Other	(331)
Goodwill as of December 31, 2023	$—

We test goodwill for impairment annually on October 1st, or under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be an impairment. In the third and fourth quarter of 2023, due to the drop in the Company's share price, the Company determined there were triggering events for a goodwill impairment test. With the assistance of a third-party specialist, management performed quantitative assessments of the Company's fair value using the Income Approach. We are required to impair goodwill when our assessment determines the Company’s carrying value exceeds its fair value as we operate as one reporting unit. It was determined that the Company's carrying value exceeded the fair value and the Company recorded reductions of $354.0 million and $88.9 million in its goodwill, which has been reflected as an impairment

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
loss for each of the periods ended September 30, 2023 and December 31, 2023, respectively, for a combined impairment loss of $442.9 million in the accompanying statement of operations.

9.    PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment, net and the related useful lives as of December 31, 2023 and December 31, 2022 (in thousands):

Assets Classification	Useful Life	2023	2022
Leasehold improvements	Lesser of lease term or 15 years	$67,642	$86,954
Medical equipment	3-12 years	12,981	15,848
Vehicles	1-5 years	17,592	11,406
Computer equipment	3-5 years	14,802	15,073
Furniture and fixtures	3-7 years	7,967	9,046
Construction in progress		9,863	32,080
Total		130,847	170,407
Less: Accumulated depreciation and amortization		(76,206)	(39,082)
Property and equipment, net		$54,641	$131,325

Depreciation expense was $45.2 million, $17.0 million and $10.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. The $45.2 million includes $25.0 million of accelerated depreciation under the caption "Accelerated depreciation and amortization for property and equipment, and right-of-use assets" in the accompanying consolidated statements of operations.

During the fourth quarter of 2023, the Company completed a review of its underperforming medical centers and centers in recently exited markets. As mentioned in Note 11, “Leases,” the Company classified certain operating leases as abandoned, and also completed an assessment of the useful lives of certain of its leasehold improvements, medical equipment and furniture and fixtures held at facilities for which the company has ceased or will cease use and adjusted the estimated useful lives to zero to align with the useful life of the corresponding ROU asset where such equipment was utilized. This change in accounting estimate was effective in December 2023, and the effect of this change in estimate was an increase in depreciation expense of $25.0 million, which is included in the caption, "Accelerated depreciation and amortization for property and equipment, and right-of-use assets," in the consolidated statement of operations, along with accelerated amortization of ROU assets as further disclosed in Note 11, "Leases." Separately, $5.6 million of Construction in Progress ("CIP") was written off in relation to the Company's recent market exits. The Company recorded the CIP write-off under the caption "Selling, general and administrative expense" in the accompanying consolidated statements of operations.

The Company records construction in progress related to vehicles, computer equipment, medical equipment, furniture, and fixtures that have been acquired but have not yet been placed in service as of the reporting date, as well as leasehold improvements currently in progress.

10.    PAYOR RELATIONSHIPS AND OTHER INTANGIBLES, NET

As of December 31, 2023, the Company’s total intangibles, net, consisted of the following:

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles:
Trade names	9.0 years	$1,409	$(1,104)	$305
Brand names	16.2 years	181,585	(57,335)	124,250
Non-compete agreements	4.9 years	79,134	(42,569)	36,565
Customer relationships	18.2 years	880	(282)	598
Payor relationships	20.0 years	619,742	(94,231)	525,511
Provider relationships	4.6 years	15,942	(10,206)	5,736
Total intangibles, net		$898,692	$(205,728)	$692,964

As of December 31, 2022, the Company’s total intangibles, net consisted of the following:

(in thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles:
Trade names	9.0 years	$1,409	$(945)	$464
Brand names	16.1 years	183,878	(29,169)	154,709
Non-compete agreements	4.8 years	85,476	(28,341)	57,135
Customer relationships	18.2 years	880	(233)	647
Payor relationships	20.0 years	631,214	(63,510)	567,704
Provider relationships	4.3 years	19,842	(6,738)	13,104
Total intangibles, net		$922,699	$(128,936)	$793,763

The Company recorded amortization expense of $82.3 million, $71.6 million and $38.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. Of the $82.3 million, $5.6 million relates to a disposal of assets that occurred during 2023.

Long-lived assets are reviewed periodically for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the year ended December 31, 2023, in conjunction with the goodwill impairment test, the Company performed a recoverability test and concluded no impairment charge was necessary.

Expected amortization expense for the Company’s existing amortizable intangibles for the next 5 years, and thereafter, as of December 31, 2023 is as follows:

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	Amount
2024	$56,099
2025	54,466
2026	46,223
2027	39,479
2028	38,869
Thereafter	457,828
Total	$692,964

Changes or consolidation of the use of any of our brand names or termination of provider relationships, could result in a reduction in their remaining estimated economic lives, which could lead to increased amortization expense.

11.    LEASES

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

The following table presents right-of-use ("ROU") assets and lease liabilities as of December 31, 2023 and 2022 (in thousands):

	2023	2022
ROU assets
Operating leases	$78,458	$177,892
Finance leases	10,648	5,475
	$89,106	$183,367
Lease liabilities
Operating leases	$147,079	$190,415
Finance leases	10,240	5,050
	$157,319	$195,465

ROU assets from finance leases are included in property and equipment, net, in the accompanying consolidated balance sheets.

The components of lease expense for the years ended December 31, 2023, 2022 and 2021 (in thousands) were as follows:

	2023	2022	2021
Operating lease cost	$92,176	$33,213	$19,732
Short-term lease cost	710	818	1,167
Variable lease cost	11,813	8,347	4,954
Total operating lease cost	$104,699	$42,378	$25,853
Finance lease costs
Amortization of right-of-use assets	$3,567	$2,020	$1,253
Interest on lease liabilities	1,061	290	221
Total finance lease cost	$4,628	$2,310	$1,474

During the fourth quarter of 2023 the Company completed a review of its underperforming medical centers and centers, including centers in recently exited markets. As a result of the review, the Company determined to cease-use of 77 medical centers as of December 31, 2023, resulting in the abandonment of these leases. The Company decided to cease operations at these

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
locations and there are no foreseeable plans to occupy the spaces or to sublease the spaces in the future. The operating lease liability for these centers represents the present value of the total amount of rent and other direct costs (such as common area costs, property taxes, and insurance allocated by the landlord) for the remaining lease term. The ROU assets for these centers have been fully amortized through the cease-use date, determined to be December 31, 2023. The amortization of the ROU asset due to abandonment resulted in increased amortization expense of $55.6 million, which is included in the caption, "Accelerated depreciation and amortization for property and equipment, and right-of-use assets" in the consolidated statement of operations, along with accelerated amortization of ROU assets, as further disclosed in Note 9, "Property and Equipment, net". The lease liabilities remaining for the abandoned leases is $60.8 million, which is included in the long-term portion of operating lease liabilities in the consolidated balance sheet.

Sublease income was $1.3 million and $0.9 million for the years ended December 31, 2023 and 2022, respectively.

Additional information related to operating and finance leases for the years ended December 31, 2023 and 2022 (in thousands) were as follows:

	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$1,061	290
Operating cash flows from operating leases	36,677	27,186
Financing cash flows from finance leases	3,537	1,989
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$8,063	68,340
Finance leases	8,739	3,642

The weighted average remaining lease term (in years) and weighted average discount rate were as follows:

	2023	2022
Weighted average remaining lease term - Finance	3.0 years	3.2 years
Weighted average remaining lease term - Operating	7.1 years	7.8 years
Weighted average discount rate - Finance	12.50%	6.60%
Weighted average discount rate - Operating	7.75%	6.66%

Future minimum lease payments under operating and finance leases as of December 31, 2023 were as follows:

(in thousands)	Operating	Finance	Total
2024	$32,978	$4,279	$37,257
2025	28,918	3,858	32,777
2026	26,135	3,265	29,401
2027	23,516	1,057	24,574
2028	20,781	—	20,778
Thereafter	60,474	—	60,474
Total minimum lease payments	192,802	12,459	205,261
Less: amount representing interest	(45,723)	(2,219)	(47,942)
Lease liabilities	$147,079	$10,240	$157,319

12.    OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following as of December 31, 2023 and December 31, 2022, respectively:

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	December 31, 2023	December 31, 2022
Service fund liability[4]	$72,003	$16,652
Employee Stock Purchase Plan withholding liability[5]	—	1,269
Other	3,591	6,570
Other current liabilities	$75,594	$24,491
4 The balance reflected in service fund liability relates to service funds in a deficit position and reflects the net amount of medical services incurred but not reported ("IBNR") and accounts receivable.
5 The Company suspended the operation of the Employee Stock Purchase Plan in December 2023.

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13.    CONTRACT LIABILITIES

As further explained in Note 17, “Related Party Transactions,” in these consolidated financial statements, the Company entered into certain agreements with Humana under which the Company receives administrative payments in exchange for providing care coordination services at certain clinics licensed to the Company over the term of such agreements. The Company’s contract liabilities balance related to these payments from Humana was $0.2 million and $6.5 million as of December 31, 2023 and December 31, 2022, respectively. The balance as of December 31, 2023 was recorded in other current liabilities. The Company recognized $2.1 million and $2.6 million in revenue from contract liabilities recorded during the years ended December 31, 2023 and December 31, 2022, respectively. Further, the Company released $4.2 million related to the Sale Transaction for the year ended December 31, 2023.

A summary of significant changes in the contract liabilities balance during the period is as follows:

(in thousands)	Deferred revenue
Balance at December 31, 2022	$6,461
Revenues recognized from current period increases	(2,065)
Release related to the Sale Transaction	$(4,234)
Balance at December 31, 2023	$162

Of the December 31, 2023 contract liabilities balance, the Company expects to recognize the following amounts as revenue in the succeeding years:

(in thousands)
Year ended December 31,	Amount
2024	$162
Total	162

14.    DEBT

At December 31, 2023 and December 31, 2022, the Company's notes payable were as follows:

Current Notes Payable
As of,
(in thousands)	December 31, 2023
Term loan and revolving line of credit[6]	$933,159
Senior Notes	300,000
Less: Debt issuance costs	(75,840)
Notes payable, net of debt issuance costs	$1,157,318

Long Term and Current Notes Payable
As of,
(in thousands)	December 31, 2022
Term loan and revolving line of credit	$721,988
Senior Notes	300,000
Less: Current portion of notes payable	(6,444)
Less: Debt issuance costs	(17,738)
Notes payable, net of current portion and debt issuance costs	$997,806
6 Includes $20.6 million of Paid-in-Kind ("PIK") interest and an additional principal premium of $3.4 million that was incurred under the 2023 Term Loan through December 31, 2023.

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Chapter 11 Cases, the Restructuring Support Agreement, the DIP Credit Agreement and the Tax Receivable Agreement

As previously disclosed in Current Reports on Form 8-K filed by the Company on February 5, 2024 and February 7, 2024 with the SEC, on February 4, 2024, the Debtors entered into the RSA with the Consenting Creditors, which, among other things, sets forth the principal terms of a proposed financial restructuring of the existing capital structure of the Company in the Chapter 11 Cases commenced by the Debtors beginning on February 4, 2024 in the Bankruptcy Court under chapter 11 of the Bankruptcy Code.

The Chapter 11 Cases are being jointly administered under Case No. 24-10164. The Debtors continue to operate their business and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Debtors have filed and received Bankruptcy Court approval of various “first day” motions requesting customary relief that enable the Company to transition into Chapter 11 protection without material disruption to its ordinary course operations. Capitalized terms used but not defined in this discussion of the RSA have the meanings ascribed to them in the RSA or the DIP Credit Agreement, as applicable.

The filing of the Chapter 11 Cases constitutes an event of default that permits acceleration of the Company’s obligations under the following Debt Instruments:

•Indenture, dated as of September 30, 2021, by and among Cano Health, LLC as issuer, the guarantors party thereto and U.S. Bank National Association, as trustee, relating to the 6.250% Senior Notes due 2028;

•Credit Agreement, dated November 23, 2020 (as amended and restated, supplemented, waived or otherwise modified from time to time), by and among Cano Health, LLC, Primary Care (ITC) Intermediate Holdings, LLC, Credit Suisse AG, Cayman Islands Branch, as administrative agent and the lenders party thereto from time to time; and

•Credit Agreement, dated as of February 24, 2023 (as amended and restated, supplemented, waived or otherwise modified from time to time), by and among Cano Health, LLC, Primary Care (ITC) Intermediate Holdings, LLC, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent.

In addition, the filing of the Chapter 11 Cases, may have resulted in the acceleration of the Company’s obligations under the Tax Receivable Agreement.

Any efforts to enforce payment obligations under the Debt Instruments and the Tax Receivable Agreement are automatically stayed as a result of the filing of the Chapter 11 Cases and the rights of enforcement in respect of the Debt Instruments and the Tax Receivable Agreement are subject to the applicable provisions of the Bankruptcy Code.

The RSA contemplates, among other things, that:

•The Restructuring will be consummated either pursuant to (i) an acceptable plan of reorganization premised on the Stand-Alone Restructuring Plan in the event that a WholeCo Sale Transaction Election is not made or (ii) a WholeCo Sale Transaction, either of which may be coupled with a Discrete Asset Sale.

•Following the Petition Date, the Debtors would conduct a marketing process with a scope acceptable to the Required DIP Lenders and the Requisite Consenting Creditors for a WholeCo Sale Transaction, and would continue to pursue Discrete Asset Sales.

•The Required DIP Lenders and the Requisite Consenting Creditors shall have the right to elect, at any time during the period commencing on the Initial IOI Deadline and ending on the Voting Deadline, to pursue their WholeCo Sale Transaction Election in parallel to the Stand-Alone Restructuring Plan, and the Debtors, the Required DIP Lenders, and Requisite Consenting Creditors shall reasonably agree as promptly as possible, but in no event more than 5 Business Days after the date of the WholeCo Sale Transaction Election, on the form and timing of the Sale Milestones that shall govern the pursuit of the Sale Process.

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•If the Required DIP Lenders and the Requisite Consenting Creditors make a WholeCo Sale Transaction Election and the Debtors fail to agree on Sale Milestones or decline to pursue the WholeCo Sale Transaction, then such event shall be an Event of Default under the DIP Credit Agreement; provided that the exercise of remedies on account of such Event of Default shall be subject to a remedies notice period that is the greater of 2 Business Days and any applicable period provided in the DIP Order.

•If, during the Sale Process, the Debtors receive a binding bid that the Debtors, the Required DIP Lenders, and the Requisite Consenting Creditors mutually agree (each in their reasonable discretion) represents a binding and superior transaction to the Stand-Alone Restructuring, the Debtors, with the consent of the Required DIP Lenders and Requisite Consenting Creditors, shall pursue the WholeCo Sale Transaction and not the Stand-Alone Restructuring.

•In connection with the Stand-Alone Restructuring Plan, the Debtors and the Requisite Consenting Creditors will be permitted to pursue and negotiate with any third party the terms of a Plan Sponsorship Investment.

•The Debtors shall use commercially reasonable efforts to subordinate the TRA Claims (which subordination may be sought pursuant to a motion or an Acceptable Plan).

•The RSA contemplates, in the event the Debtors pursue the Stand-Alone Restructuring Plan:

◦(i) A dollar-for-dollar conversion of the Allowed DIP Claims (including all accrued and unpaid interest, fees, premiums, and other obligations on account of the DIP Loans (other than, for the avoidance of doubt, the Participation Fee)), less the Exit Paydown Amount into Exit Facility Loans under the Exit Facility, (ii) the Participation Fee for Allowed DIP Claims paid in Reorganized Equity and (iii) a cash payment equal to the Exit Paydown Amount;

◦The pro rata distribution to holders of First Lien Claims of (i) the 1L Distribution Exit Facility Loans, (ii) 100% of the Reorganized Equity issued on the Effective Date, subject to dilution on account of the Participation Fee, any Plan Sponsor Equity Share, a post-emergence MIP and the GUC Warrants and (iii) the Net Proceeds of any Plan Sponsorship Investment or Discrete Asset Sale; and

◦The pro rata distribution to holders of General Unsecured Claims of (i) the GUC Warrants, (ii) either, (x) the net cash proceeds or (y) distribution, of the MSP Recovery Class A Stock outstanding as of the Petition Date, and (iii) the recovery, if any, on account of the Litigation Trust Causes of Action assigned or otherwise transferred to the Post-Confirmation Litigation Trust.

•In the event the Debtors pursue a WholeCo Sale Transaction, all Allowed DIP Claims (including all accrued and unpaid interest, fees, premiums, and other obligations on account of the DIP Loans, including, for the avoidance of doubt, the Participation Fee) will be repaid in full and in cash; provided, that, in the event the net proceeds of the WholeCo Sale Transaction are sufficient to repay in full in cash all Allowed DIP Claims (without taking into account the Participation Fee), the Participation Fee shall be waived. Each holder of an Allowed First Lien Claim will receive its pro rata share of the Net Proceeds of the WholeCo Sale Transaction after the amount paid to satisfy in full all Allowed DIP Claims. Holders of General Unsecured Claims would then receive their pro rata share of (i) the Net Proceeds of the WholeCo Sale Transaction, if any, after the satisfaction of all allowed priority claims, (ii) either, (x) the net cash proceeds or (y) distribution, of the MSP Recovery Class A Stock outstanding as of the Petition Date, and (iii) the recovery, if any, on account of the Litigation Trust Causes of Action assigned or otherwise transferred to the Post-Confirmation Litigation Trust.

•In the event the Debtors, with the consent of the Requisite Consenting Creditors (such consent not to be unreasonably withheld), close a Discrete Asset Sale during the Chapter 11 Cases, (i) the Net Proceeds of such sale would be applied by the Debtors to reduce, on a dollar-for-dollar basis, the DIP Loans and (ii) the Debtors may retain a portion of the net proceeds released in connection with such Discrete Asset Sale to be used for general corporate purposes and to fund the Debtors’ operations during the Chapter 11 Cases, in each case subject to the consent of the Required DIP Lenders.

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The RSA also contemplates the following milestones with respect to the Chapter 11 Cases:

•No later than 1 day after the Petition Date, the Company shall have filed with the Bankruptcy Court the RSA, Lease Rejection Motion and DIP Motion;

•No later than 3 days after the Petition Date, the Bankruptcy Court shall have entered the Interim DIP Order;

•No later than 35 days after the Petition Date, the Bankruptcy Court shall have entered the Final DIP Order;

•No later than 45 days after the Petition Date, the Company shall obtain a credit rating for DIP Facility; provided, that the Debtors will use commercially reasonable efforts to meet this Milestone, which may be extended in event of delay of applicable ratings agency;

•No later than 90 days after the Petition Date, the Company shall have commenced a hearing on the Disclosure Statement;

•No later than 90 days after the Petition Date, the Bankruptcy Court shall have entered an order approving the Disclosure Statement;

•No later than 125 days after the Petition Date, the Company shall have commenced the Confirmation Hearing; and

•No later than 140 days after the Petition Date the Effective Date shall have occurred; provided, that such date shall be automatically extended by up to 45 days if the Effective Date has not occurred solely due to any Regulatory Extension.

The foregoing description of the RSA and the transactions and documents contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the RSA.

In connection with the Chapter 11 Cases and pursuant to the terms of the RSA, upon the entry of the Interim DIP Order, on February 7, 2024 Cano Health, LLC and Primary Care (ITC) Intermediate Holdings, LLC entered into the DIP Credit Agreement, with the Administrative Agent, and the DIP Lenders.

The DIP Lenders have provided new financing commitments to Cano Health, LLC under the DIP Facility in an aggregate principal amount of $150 million. Under the DIP Facility, (i) $50 million was funded to the Company on February 7, 2024 following Bankruptcy Court approval of the DIP Facility pursuant to the Interim DIP Order, and (ii) $100 million was made available to be drawn following Bankruptcy Court approval of the DIP Facility pursuant to the Final DIP Order on March 6, 2024.

Borrowings under the DIP Facility will bear interest at the rate of, at the election of Cano Health, LLC, (i) SOFR plus 11.00% or (ii) alternate base rate plus 10.00%. The DIP Lenders will receive participation fees in an amount equal to 15% of the aggregate commitments under the DIP Facility payable in shares of the Reorganized Equity of the Company, provided that, to the extent that a WholeCo Sale Transaction is consummated, the participation fee shall be payable in cash on such date, rather than in Reorganized Equity of the Company; provided further, that, in the event the net proceeds of the WholeCo Sale Transaction are sufficient to repay in full in cash all Allowed DIP Claims (without taking into account the Participation Fee), the Participation Fee shall be waived. The Consenting Creditors will receive backstop fees in an amount equal to 7.5% of the aggregate commitments under the DIP Facility payable in kind by adding such fees to the aggregate principal amount of the DIP Facility.

The DIP Credit Agreement (as modified by the Final DIP Order) includes milestones, representations and warranties, covenants, and events of default applicable to the Debtors. As part of the consensual resolution with the Creditors’ Committee of matters relating to the Final DIP Order, the Final DIP Order reflects the Debtors’ and DIP Lenders’ agreement to extend certain of the milestones set forth in the DIP Credit Agreement. Specifically, the Final DIP Order sets forth the following key milestones: (i) entry by the Bankruptcy Court of an order approving the Disclosure Statement no later than 96 days following the Petition Date (i.e., May 10, 2024); (ii) a hearing to approve the Reorganization Transaction no later than 148 days after the Petition Date; and (iii) the effective date of the Reorganization Transaction no later than 162 days after the Petition Date, subject to an automatic extension of up to 45 days if the effective date has not occurred solely due to any pending healthcare-related regulatory

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
approvals or any pending approval under the Hart-Scott-Rodino Act. If an event of default under the DIP Credit Agreement occurs, the Administrative Agent may, among other things, permanently cancel any remaining commitments under the DIP Credit Agreement and declare the outstanding obligations under the DIP Credit Agreement to be immediately due and payable.

The DIP Credit Agreement has a scheduled maturity date that is 8 months from the closing date thereof. The DIP Credit Agreement will also terminate on the date that is the earliest of the following: (i) the scheduled maturity date; (ii) the date on which all amounts owed thereunder become due and payable and the commitments are terminated; (iii) the date on which the Bankruptcy Court orders a conversion of the Chapter 11 Cases to a chapter 7 liquidation or the dismissal of the Chapter 11 Case of any Debtor; (iv) the closing of any sale of assets pursuant to Section 363 of the Bankruptcy Code, which, when taken together with all other sales of assets since the closing of the DIP Credit Agreement, constitutes a sale of all or substantially all of the assets of the Debtors; and (v) the effective date of a plan in the Chapter 11 Cases.

The foregoing description of the DIP Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the DIP Credit Agreement.

As previously disclosed, on February 5, 2024, NYSE Regulation notified the Company that NYSE Regulation (a) had determined to commence proceedings to delist the Company’s Class A Common Stock from the NYSE and (b) immediately suspended trading on the NYSE in the Company’s Class A Common Stock pursuant to Section 802.01D of the NYSE Listed Company Manual after the Company commenced the Chapter 11 Cases on February 4, 2024. The NYSE filed a Form 25 with the SEC on February 6, 2024 to initiate such delisting from the NYSE, which delisting became effective on February 16, 2024. Also, as previously disclosed, on November 13, 2023, the NYSE filed a Form 25 with the SEC to initiate delisting the Public Warrants from the NYSE, which delisting became effective on November 23, 2023.

Any efforts to enforce payment obligations under the following Debt Instruments are automatically stayed as a result of the filing of the Chapter 11 Cases and the holders’ rights of enforcement in respect of the Debt Instruments are subject to the applicable provisions of the Bankruptcy Code.

Credit Suisse Credit Agreement

Pursuant to the Credit Suisse Credit Agreement, the Company, through its wholly owned operating subsidiary, Cano Health, LLC (the “Borrower”), has a senior secured term loan (as amended, the “CS Term Loan”) and a revolving credit facility (as amended, the “CS Revolving Line of Credit”). The Obligations under the Credit Suisse Credit Agreement are secured by substantially all of the Borrower’s assets. The aggregate outstanding principal balances as of December 31, 2023 under the CS Term Loan was $631.5 million and under the CS Revolving Line of Credit was $120.0 million.

As of December 31, 2023 and December 31, 2022, the Borrower maintained restricted letters of credit under the CS Revolving Line of Credit for an aggregate amount of $5.7 million and $7.2 million, respectively. As of December 31, 2023 and December 31, 2022, the Borrower had $27.2 million (of its total cash of $75.8 million) and $4.4 million (of its total cash of $27.3 million), respectively, of cash held as collateral and letters of credit related to the ACO REACH program, respectively. The letters of credit and the collateral are both presented within the Company's cash, cash equivalents and restricted cash.

On January 14, 2022, the Company entered into an amendment to the Credit Suisse Credit Agreement, pursuant to which the outstanding principal amount of the CS Term Loan was replaced with an equivalent amount of new term loan having substantially similar terms, except with a lower interest rate margin applicable to the new term loan. The amendment of the Credit Suisse Credit Agreement implemented a forward-looking term rate based on the secured overnight financing rate (“SOFR”) as the replacement for LIBOR as the benchmark interest rate for borrowings under the CS Term Loan and CS Revolving Line of Credit, and certain other provisions. The new interest rate applicable to the CS Term Loan and borrowings under the CS Revolving Line of Credit was revised to 4.00%, plus the greater of SOFR and the applicable credit spread adjustment or 0.50%. This amendment represented a partial extinguishment and resulted in a write-off of deferred issuance costs of $1.4 million, which was recorded as a loss on extinguishment of debt for the nine months ended September 30, 2022. During the year ended December 31, 2023, the SOFR exceeded the credit spread adjustment of 0.50%, resulting in monthly variable interest rates for such period. As of December 31, 2023, the effective interest rate of the CS Term Loan was 10.01%. See “The

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chapter 11 Cases, the Restructuring Support Agreement and the DIP Credit Agreement” above regarding the impact of the automatic stay as a result of the Chapter 11 Cases.

2023 Term Loan Agreement

On February 24, 2023 (the “2023 Term Loan Closing Date”), the Company, through the Borrower and Primary Care (ITC) Intermediate Holdings, LLC (“Holdings”), entered into a Credit Agreement (the “Side-Car Credit Agreement”) with certain lenders and JP Morgan Chase Bank, N.A., as administrative agent (the “2023 Term Loan Administrative Agent”), pursuant to which the lenders provided a senior secured term loan (the “2023 Term Loan”) to the Borrower in the aggregate principal amount of $150 million, the full amount of which was funded on the 2023 Term Loan Closing Date. The aggregate outstanding principal balance as of December 31, 2023 under the 2023 Term Loan was $181.6 million.

Pursuant to the Side-Car Credit Agreement, the 2023 Term Loan bears interest at a rate equal to: (i) on or prior to the date that is the second anniversary of the closing date, 14% per annum, payable quarterly either (at the Borrower’s election) in cash or in kind by adding such amount to the principal balance of the 2023 Term Loan (provided that pursuant to the 2023 Side-Car Amendment, the interest rate for the 2023 Term Loan was increased to 16% during the payment-in-kind period ending on February 24, 2025); and (ii) thereafter, 13% per annum, payable quarterly in cash. The Borrower has elected to satisfy interest due on the 2023 Term Loan through the second anniversary in kind. The 2023 Term Loan is scheduled to mature on November 23, 2027. The 2023 Term Loan will not amortize. The Side-Car Amendment was accounted for as a modification of debt due to the difference between the present value of the cash flows under the terms of Side-Car Amendment and the present value of the cash flows under terms of the Side-Car Credit Agreement was less than 10% on a lender-by-lender basis. The debt issuance costs remained unamortized and the additional principal premium was capitalized and no gain or loss was recognized.

In connection with and as consideration for entering into the Side-Car Credit Agreement, on February 24, 2023, the Company granted the lenders warrants to purchase, in the aggregate, up to 3.0 million shares of the Company’s Class A Common Stock at an exercise price of $0.10 per share, of which 0.2 million warrants were exercised on March 8, 2023 and the remaining 0.1 million warrants were exercised on April 24, 2023. Share amounts have been restated to reflect the 1-for-100 Reverse Stock Split that the Company completed on November 3, 2023, as discussed in Note 1, "Nature of Business and Operations".

Additionally, the Side-Car Credit Agreement contains a financial maintenance covenant, requiring the Borrower to maintain a First Lien Net Leverage Ratio (i.e., total first lien senior secured net debt to Consolidated Adjusted EBITDA) not to exceed 5.80:1.00 on the last day of any four consecutive fiscal quarter period. With a First Lien Leverage Ratio of approximately 12.00:1.00 at June 30, 2023, the Borrower was not in compliance with this financial maintenance covenant as of such date and, accordingly, on August 10, 2023, the Borrower obtained a waiver of such noncompliance and entered into an amendment of the Side-Car Credit Agreement (the “2023 Side-Car Amendment”) under which the Company will not be required to test compliance with the Side-Car Credit Agreement’s financial maintenance covenant until the fiscal quarter ending September 30, 2024. The 2023 Side-Car Amendment provides, among other modifications to the Side-Car Credit Agreement, that: (i) the Company will formally launch, announce and pursue a comprehensive process in an effort to yield one or more offers for a sale of all or substantially all of the assets or businesses of, or direct or indirect equity interests in, the Borrower and its subsidiaries with a purchase price that includes cash proceeds sufficient to pay the obligations under the Side-Car Credit Agreement, and will use its commercially reasonable efforts to promptly close such a transaction; (ii) the interest rate for the 2023 Term Loan was increased to 16% during the payment-in-kind period ending on February 24, 2025; (iii) a premium payment of 5% of the outstanding principal amount of the 2023 Term Loan will be paid in kind by capitalizing such payment to the principal amount of the 2023 Term Loan; (iv) the applicable prepayment premium will be required in connection with any voluntary or mandatory prepayment or repayment of the 2023 Term Loan; (v) the lenders will have participation rights in certain new debt financings incurred by the Borrower or any of its subsidiaries and (vi) the Company shall pay to the Administrative Agent, for distribution to the Lenders of the Term Loans outstanding, a premium equal to 2.00% of the outstanding principal amount of the Term Loans as of such date (a “Specified Relief Premium”). The Specified Relief Premium shall be payable in kind and shall be automatically capitalized to the principal amount of the Loans on each Specified Relief Condition Testing Date unless the Company shall have delivered an officer’s certificate (in a manner satisfactory to the Administrative Agent) certifying that the Specified Relief Condition is satisfied as of such date, and such capitalized Specified Relief Premium shall constitute principal on such Loans for all purposes under this Agreement and the other Loan Documents and shall accrue interest at the Applicable Rate. In the event that the Specified Relief Condition has not been satisfied on any Specified Relief Condition Testing Date (the date that is 90 days after

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the First Amendment Effective Date, (b) the date that is 180 days after the First Amendment Effective Date, (c) the date that is 270 days after the First Amendment Effective and (d) 360 days after the First Amendment Effective Date (August 4, 2024), all interests accrued thereon shall become immediately due and payable and shall be automatically capitalized to the principal amount of the Loans. Absent such waiver, the 2023 Term Loan Administrative Agent, acting at the direction of the lead lender, and at the requisite lenders request, could have immediately terminated all commitments under the 2023 Term Loan and accelerated the maturity of all principal, interest and other amounts due thereon.

During the year ended December 31, 2023, the Company paid customary fees and expenses to the 2023 Term Loan Administrative Agent and the lenders in connection with the Side-Car Credit Agreement as amended, including expenses incurred in consummating the 2023 Side-Car Amendment in August 2023.

See “The Chapter 11 Cases, the Restructuring Support Agreement and the DIP Credit Agreement” above regarding the impact of the automatic stay as a result of the Chapter 11 Cases.

Senior Notes

On September 30, 2021, the Company issued senior unsecured notes for a principal amount of $300.0 million (the "Senior Notes") in a private offering. The Senior Notes bear interest at 6.25% per annum, payable semi-annually on April 1st and October 1st of each year, which interest commenced on April 1, 2022. As of December 31, 2023, the effective interest rate of the Senior Notes was 6.66%. Principal on the Senior Notes is scheduled to become due in full on October 1, 2028. The Senior Notes are not subject to any amortization payments.

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

See “The Chapter 11 Cases, the Restructuring Support Agreement and the DIP Credit Agreement” above regarding the impact of the automatic stay as a result of the Chapter 11 Cases.

Future Principal Payments on Term Loans and Senior Notes

The filing of the Chapter 11 Cases constitutes an event of default that permits acceleration of the Company’s obligations under the Debt Instruments. Any efforts to enforce the Company’s payment obligations under the Debt Instruments are automatically stayed as a result of the filing of the Chapter 11 Cases and the holders’ rights of enforcement in respect of the Debt Instruments are subject to the applicable provisions of the Bankruptcy Code.

The following table sets forth the Company’s future principal payments as of December 31, 2023, assuming acceleration of principal and capitalized PIK interest related to the 2023 Term Loan into calendar year 2024:

(in thousands)
Year ending December 31,	Amount
2024	$1,233,159
Thereafter	—
Total	$1,233,159

As of December 31, 2023 and December 31, 2022, the balance of debt issuance costs totaled $75.8 million and $18.4 million, respectively, which is being amortized into interest expense over the term of the loans using the effective interest method.

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized interest expense related to debt of $114.8 million (including $24.0 million of PIK interest under the 2023 Term Loan) and $62.5 million for the years ended December 31, 2023 and December 31, 2022, respectively. As the likelihood of payment of the PIK fee interest is unknown until the actual payment is due, we have elected to record each of the payments to the statement of operations when the charges are incurred. Furthermore, the total impact to the statement of operations will be the same under the fair value embedded derivative method or the direct expensing method of recognition when reporting within the fiscal year. From the interest expense, approximately $4.9 million was recognized related to the amortization of debt issuance costs for the year ended December 31, 2023, and $3.8 million for the year ended December 31, 2022, respectively.

15.    FAIR VALUE MEASUREMENTS

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

The fair value measurement level of the assets or liabilities within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The carrying amounts of financial instruments including cash, accounts receivable, accounts payable, accrued liabilities, due to sellers, short-term borrowings and equity investments approximate fair value due to the short maturities of such instruments. The fair value of the Company’s debt using Level 2 inputs was approximately $483.9 million and $745.9 million as of December 31, 2023 and December 31, 2022, respectively.

The Company’s long-lived assets, intangible assets and goodwill are not required to be measured at fair value on a recurring basis, however, if certain triggering events occur or if an annual impairment test is performed, the Company is required to evaluate such assets for impairment. An asset impairment requires that the asset be recorded at its fair value. In 2023, the Company recorded impairment charges related to goodwill of $442.9 million (see Note 8, “Goodwill”), where the fair value of the reporting unit was estimated using inputs that are considered Level 3.

Publicly traded equity securities: All publicly traded equity securities are reported at fair value as of each reporting date. The measurement of the asset is based on quoted prices for identical assets on active market exchanges. Gains and losses from changes in the fair value of these securities are recorded within other income (expense), net on the consolidated statement of operations. At December 31, 2023, the Company held 8.0 million shares of MSP Class A common stock with an estimated fair value of $18.2 million under the caption "Equity securities at fair value" in the consolidated balance sheets.

Share amounts below have been restated to reflect the 1-for-100 Reverse Stock Split that the Company completed on November 3, 2023, as discussed in Note 1, "Nature of Business and Operations".

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Due to seller: On August 11, 2021, the Company issued 27,210 shares of its Class A Common Stock (the “escrowed shares”) to the escrow agent, on behalf of the seller, as part of the consideration in connection with an acquisition. The amount of shares was based on a $30.0 million purchase price divided by the average share price of the Company's Class A Common Stock during the 20 consecutive trading days preceding the closing date of the transaction. The shares were deposited in escrow and the purchase agreement provided that such shares would be released to the seller upon the satisfaction of certain performance metrics in 2022 and 2023. The final number of escrowed shares will be calculated by multiplying the initial share amount by an earned share percentage ranging from 0% to 100% in accordance with the purchase agreement and subtracting any forfeited indemnity shares. The fair value of this contingent consideration is determined using a Monte-Carlo simulation model. These inputs are used to calculate the pay-off amount per the purchase agreement which is then discounted to present value using the risk-free rate and the Company’s cost of debt. As of September 30, 2023, the seller had met the performance metrics to earn a 100% payout and the liability is classified in current portion due to sellers on the consolidated balance sheet. The liability will continue to be fair valued until paid, as the applicable purchase agreement provided that it would be settled in shares of the Company's Class A Common Stock. Due to the Chapter 11 Cases, the Bankruptcy Court may reject the applicable purchase agreement and discharge the Company’s payment obligations under such agreement or the Company's remaining payment obligations under the applicable purchase agreement will be treated as an unsecured creditor claim.

On December 9, 2022, the Company entered into an asset acquisition agreement (a copy of which has been included as an exhibit hereto) requiring future payments in shares of the Company's Class A Common Stock. The sellers under such agreement included Mark Kent who became the Company’s Interim CEO in June 2023 and permanent CEO and director in August 2023. See Note 17, “Related Party Transactions.” As of December 31, 2023, $17.1 million of the liability was classified as current due to sellers in the consolidated balance sheet. The applicable purchase agreement provides that the liability is to be settled in a variable amount of shares of the Company's Class A Common Stock. The liability will continue to be fair valued until paid, as the applicable purchase agreement provided that it would be settled in a variable amount of shares of the Company's Class A Common Stock. Additionally, if the Company’s Class A Common Stock is no longer listed on the NYSE on January 31, 2024, then the applicable purchase agreement provides that the Total Health Sellers would be entitled to receive the value of any remaining Total Health Consideration in cash. Due to the Chapter 11 Cases, the Bankruptcy Court may reject the applicable purchase agreement and discharge the Company’s payment obligations under such agreement or the Company's remaining payment obligations under the applicable purchase agreement will be treated as an unsecured creditor claim. The Company issued 97,000 shares of Class A Common Stock to the sellers on January 31, 2023 to settle a portion of the purchase price.

Contingent consideration: On August 5, 2022, the Company entered into a purchase agreement in connection with an acquisition. The transaction was financed, in part, through the issuance of shares of the Company's Class A Common Stock and various contingent consideration arrangements. The contingent consideration is valued based on the future performance of two acquired payor contracts using Monte-Carlo simulations. As of December 31, 2023, after the balance sheet date, the contingency was resolved as a result of conditions present at the balance sheet date pertaining to probability of collection in the valuation model and the fair value of the asset was adjusted to zero through change in fair value of contingent consideration in the accompanying consolidated statement of operations.

There was a $2.8 million decrease in the fair value of the contingent consideration during the year ended December 31, 2023, which was recorded in change in fair value of contingent consideration in the consolidated statement of operations. This amount represents net gains that were recorded related to the acquisition which was completed on August 5, 2022, as described above. The net gains resulted from changes in the fair value and contingencies being resolved of the assets acquired.

Warrant Liabilities: As of June 3, 2021, the Closing Date of the Business Combination, and as of December 31, 2023, there were 0.2 million public warrants ("Public Warrants") and 0.1 million private placement warrants ("Private Placement Warrants") outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815, "Derivatives and Hedges," under which the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and therefore must be recorded as liabilities. Accordingly, the Company classifies the Public Warrants and the Private Placement Warrants as liabilities and adjusts them to fair value at each reporting period. This liability is subject to remeasurement at each balance sheet date until exercised, and any changes in the fair value of the warrant liabilities is recognized in the Company’s consolidated statements of operations. Due to the delisting of the Public Warrants during the fourth quarter of 2023, the Company transferred the Public Warrants and Private Placement Warrants from Level 1 to Level 3 in the Fair Value hierarchy as of December 31, 2023 and determined the fair value of the Public Warrants and Private

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Placement Warrants to be equal to zero. As of December 31, 2022, the Company’s valuation of the warrant liabilities utilize a binomial lattice in a risk-neutral framework (a special case of the Income Approach). The fair value of the Public Warrants and Private Placement Warrants utilized Level 1 and 3 inputs, respectively. The Private Placement Warrants were based on significant inputs not observable in the market as of December 31, 2022.

As discussed in Note 14, "Debt," the Company granted the lenders to the 2023 Term Loan warrants to purchase, in the aggregate, up to 0.3 million shares of the Company’s Class A Common Stock at an exercise price of $0.01 per share. The warrants meet the criteria for equity classification and are presented in the warrant debt discount line in the statement of shareholders' equity. The warrants were recorded at fair value upon issuance using the closing price of shares of the Company's Class A Common Stock on the issuance date of February 24, 2023, less the per share exercise price $0.01. 0.2 million of these warrants were exercised in March 2023 and the remaining warrants were exercised in April 2023.

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

The following table provides quantitative information regarding the Level 3 inputs used for the fair value measurements of the warrant liabilities:

As of
Unobservable Input	December 31, 2022
Exercise price	$11.50
Stock price	$1.37
Term (years)	3.4
Risk free interest rate	4.1%
Dividend yield	None
Public warrant price	$22.00

The following table sets forth by level, within the fair value hierarchy, the Company’s assets measured at fair value on a recurring basis as of December 31, 2023:

(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value on a recurring basis:
Equity securities with readily determinable fair value	$18,160	18,160	$—	$—
Total assets measured at fair value	$18,160	$18,160	$—	$—

The following table sets forth by level, within the fair value hierarchy, the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2023:

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities measured at fair value on a recurring basis:
Due to sellers liabilities	17,130	17,130	—	—
Total liabilities measured at fair value	$17,130	$17,130	$—	$—

There was a decrease of $5.1 million in the fair value of the Public Warrant Liabilities during the year ended December 31, 2023, and a decrease of $2.3 million in the fair value of the Private Placement Warrant Liabilities during the year ended December 31, 2023. The change in fair value of the warrant liabilities is reflected in our consolidated statements of operations under the caption change in fair value of warrant liabilities.

The following table sets forth by level, within the fair value hierarchy, the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2022:

(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Liabilities and assets measured at fair value on a recurring basis:
Contingent consideration liability	$2,800	$—	—		$2,800
Due to sellers liabilities	56,940	56,940	—		—
Public Warrant Liabilities	5,060	5,060	—		—
Private Placement Warrant Liabilities	2,313	—	—		2,313
Total liabilities and assets measured at fair value	$67,113	$62,000	$—	$	$5,113

The following table includes a roll forward of the amounts for the years ended December 31, 2023, 2022 and 2021 respectively, and for liabilities measured at fair value:

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements for the years ended
(in thousands)	2023	2022	2021
Balance as of January 1,	$67,113	$118,567	$5,172
Change in fair value of contingent consideration	(2,800)	(5,025)	(11,680)
Contingent consideration recognized due to acquisitions	—	(4,100)	47,900
Warrants acquired in the Business Combination	—	—	163,058
Change in fair value of warrants	(7,373)	(72,772)	(82,914)
Contingent consideration write off	—	(197)	—
Contingent consideration reclassified to due to seller	—	(26,300)	(756)
Due to sellers recognized at fair value	—	56,940	—
Contingent consideration payments	—	—	(2,213)
Change in fair value of due to sellers	5,161	—	—
Due to seller payments	(14,971)	$—	$—
Due to seller reclassification	(30,000)	$—	$—
Balance as of December 31,	$17,130	$67,113	$118,567

16.     VARIABLE INTEREST ENTITIES

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

The table below illustrates the aggregated VIE assets and liabilities and performance for the Physicians Groups:

(in thousands)	December 31, 2023	December 31, 2022
Total Assets	$8,201	$16,247
Total Liabilities	$519	$19,445

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
(in thousands)	2023	2022	2021
Total revenue	$75,128	$71,951	$24,145
Operating expenses:
Third-party medical costs	55,497	39,246	13,133
Direct patient expense	22,055	30,284	9,493
Selling, general and administrative expenses	—	2,122	2,000
Total operating expenses	77,552	71,652	24,626
Net income	$(2,424)	$299	$(481)

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

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    RELATED PARTY TRANSACTIONS

Share amounts below have been restated to reflect the 1-for-100 Reverse Stock Split that the Company completed on November 3, 2023, as discussed in Note 1, "Nature of Business and Operations."

Significant Shareholder Relationship

On March 8, 2023, the Company issued an aggregate of 0.2 million shares of Class A Common Stock to funds affiliated with Diameter Capital Partners LP (collectively, “Diameter”) and on April 24, 2023 the Company issued an additional 0.1 million shares of Class A Common Stock to Rubicon Credit Holdings LLC ("Rubicon") upon the exercise of the warrants that were issued in connection with the consummation of the 2023 Term Loan to Diameter and Rubicon pursuant to the Warrant Agreement, dated as of February 24, 2023 and amended on August 10, 2023, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent and transfer agent. See Note 14, “Debt,” for important information on the 2023 Term Loan, which bears interest at a rate equal to (i) on or prior to August 10, 2023, 14% per annum, payable quarterly either (at the Company’s election) in cash or in kind by adding such amount to the principal balance of the term loan and (ii) on or prior to February 24, 2025 but after August 10, 2023, 16% per annum, payable quarterly either (at the Company's election) in cash or in kind by adding such amount to the principal balance of the term loan; (iii) thereafter, 13% per annum, payable quarterly in cash. During year ended December 31, 2023, the Company incurred $24.0 million of PIK interest expense, which was compounded into the principal, and paid $9.3 million in cash for debt issuance costs.

MedCloud Depot, LLC Relationship

On August 1, 2022, the Company appointed Bob Camerlinck as Chief Operating Officer (the "COO"). The COO owns 20% of MedCloud Depot, LLC ("MedCloud"), a Florida-based software development firm that specializes in health information technology and data warehousing. The Company has a license agreement with MedCloud pursuant to which MedCloud has granted the Company a non-exclusive, non-transferable license to use their software. The Company recorded payments to MedCloud that amounted to $3.9 million, $2.6 million and $1.5 million for the years ended December 31, 2023, 2022 and 2021, respectively, which were recorded within the caption "Selling, general and administrative expenses" in the consolidated financial statements. As of December 31, 2023, the Company owed $0.6 million to MedCloud. However, with the filing of the Chapter 11 Cases, the Company’s obligations to fulfill such payment obligation are subject to the automatic stay under the Bankruptcy Code.

Dental Excellence Partners, LLC and Onsite Dental, LLC Relationships

On April 13, 2022, CD Support, LLC (a wholly owned subsidiary of "Onsite Dental") acquired Dental Excellence Partners, LLC ("DEP"), a company who at the time of the acquisition was owned by the spouse of Dr. Marlow Hernandez, the Company's former Chief Executive Officer and a former member of the Company’s Board of Directors ("Dr. Hernandez"), and Onsite Dental entered into a dental services agreement (the “DSA”) with the Company. Dr. Hernandez’ spouse became a minority shareholder of Onsite Dental upon closing of the acquisition and she serves or served as a Board observer at Onsite Dental's board meetings. On information and belief, Dr. Hernandez’ brother and mother are or were employed as dentists at either or both of DEP and Onsite Dental. As previously disclosed, Dr. Hernandez ceased service as the Company’s Chief Executive Officer in June 2023 and ceased service as a member of the Board of Directors in August 2023.

The Company had various sublease agreements with Onsite Dental during 2023. For such space, the Company recognized sublease income of approximately $1.1 million, $0.7 million and $0.4 million during the year ended December 31, 2023, 2022 and 2021, respectively, which was recorded within the caption "Other Income (Expense)" in the accompanying consolidated statements of operations. On August 30, 2023 the Company provided written notice to Onsite Dental accepting their August 9, 2023 Notice of Termination of the DSA and the Company provided notice to Onsite Dental that the Company had terminated all subleases with Onsite Dental. As of December 31, 2023, $0.6 million was due to the Company in relation to these agreements and recorded in the caption accounts receivable.

On October 9, 2020, the Company entered into a dental services agreement with DEP pursuant to which DEP agreed to provide dental services for managed care members of the Company, which agreement was terminated upon the acquisition of DEP by Onsite Dental on April 13, 2022. During the years ended December 31, 2022 and 2021, the Company recognized expenses of $1.5 million and $4.6 million, respectively, which was recorded within the caption "Direct Patient Expense". As of

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, no balance was due to DEP. On April 13, 2022, Onsite Dental acquired DEP and the Company entered into a new dental services administration agreement with CD Support, LLC, a wholly owned subsidiary of Onsite Dental, to provide dental services for the Company's managed care members and terminated the prior contract with DEP. On August 30, 2023 the Company provided written notice to Onsite Dental accepting their August 9, 2023 Notice of Termination of the DSA and the Company provided notice to Onsite Dental that the Company had terminated all subleases with Onsite Dental. During the years ended December 31, 2023, 2022 and 2021, in respect of the dental services provided to Cano Health's members by Onsite Dental and CD Support, LLC, the Company paid such entities approximately $6.4 million, $2.3 million and $0.0 million, respectively. As of December 31, 2023, the Company was billed $5.6 million by Onsite Dental.

On August 4, 2023, CD Support filed a complaint against the Company in Miami-Dade Circuit Court, styled as CD Support, LLC v. Cano Health, LLC, claiming, among other things, that it was due certain disputed amounts and on August 9, 2023, CD Support provided the Company with notice that it was terminating the dental services administration agreement effective November 22, 2023. The Company disputes that it owes any amount to Onsite Dental and CD Support the Company and believes that it has meritorious defenses to such action and intends to vigorously defend against the claimant’s allegations. Management believes that the resolution of this matter will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Operating Leases

The Company indirectly leased a medical space from the Company's COO. The Company paid approximately $0.6 million and $0.6 million for the years ended December 31, 2023 and 2022 to Humana, a managed care organization with whom the Company has entered into multi-year agreements, and in turn, Humana paid the Company's COO $0.3 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively. The Company's COO leased several other properties directly to the Company and was paid $0.3 million and $0.4 million for the years ended December 31, 2023 and 2022, respectively.

General Contractor Agreements

The Company had various general contractor agreements with Cano Builders, USA, Inc. ("Cano Builders"), a company that is controlled by Jose Hernandez, the father of Dr. Hernandez, pursuant to which Cano Builders performed leasehold improvements, repairs and maintenance at various Company locations. Payments made to Cano Builders pursuant to these general contractor agreements, as well as amounts paid for repairs and maintenance, totaled approximately $1.0 million, $7.9 million and $7.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, the Company did not have any outstanding liabilities payable to Cano Builders.

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

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pursuant to the terms of the Total Health Purchase Agreement, the Total Health Consideration was payable in cash or shares of the Company’s Class A Common Stock, at the Company’s election upon the first such installment, so long as at least $1,335,000 was paid in cash (which minimum cash payment the Company paid to the Total Health Sellers on April 1, 2023, and with the portion of the Total Health Consideration paid in shares of Class A Common Stock to the Total Health Sellers on the First Payment Date and the remaining amount payable in shares of Class A Common Stock on the first anniversary of the First Payment Date in January 2024, collectively, the “Total Health Equity Consideration”). In addition, within 90 days of January 31, 2024, the Total Health Sellers could receive from the Company an additional $14 million in cash, depending upon certain revenue performance of the businesses sold to the Company in the Total Health Acquisition, in each case so long as Mr. Kent remains an employee of the Company in good standing, subject to certain exceptions and certain other conditions. The Company has accrued this amount as of December 31, 2023. Also, as of December 31, 2023, the Company has a related receivable from Total Health Sellers in the amount of $0.5 million. However, with the filing of the Chapter 11 Cases, the Company’s rights and obligations to receive or fulfill such payments are subject to the automatic stay under the Bankruptcy Code. Due to the Chapter 11 Cases, the Bankruptcy Court may reject the applicable purchase agreement and discharge the Company’s payment obligations under such agreement or the Company’s remaining payment obligations under the applicable purchase agreement will be treated as an unsecured creditor claim.

As previously disclosed, on the First Payment Date, the Company issued 96,713 shares of Class A Common Stock (the “Initial Issuance”) to the Total Health Sellers as partial consideration for the Total Health Acquisition, which amount was calculated on the basis of $141.00 per share, representing the trailing 5-day volume weighted average share price of the Company’s Class A Common Stock as of the close of business on January 20, 2023 (the “Initial Per Share Price”). The Initial Issuance represented 44% of the value of the Total Health Equity Consideration, determined on the basis of the Initial Per Share Price. As the trailing 5-day volume weighted average share price of the Class A Common Stock as of the close of business on January 20, 2024 (the “Anniversary Per Share Price”) was less than the Initial Per Share Price, for 30% of the total shares payable to the Total Health Sellers still held by the Total Health Sellers at such time (the “Retained Shares”), the Company has agreed to issue to the Total Health Sellers an additional number of shares equal to the sum of (1) (a) the total number of Retained Shares multiplied by the Initial Per Share Price, divided by (b) the Anniversary Per Share Price, minus (2) the number of Retained Shares (such shares, the “Gross-Up Shares”) on January 31, 2024. As of the date of filing of this 2023 Form 10-K, the Company has not delivered the remaining shares. However, with the filing of the Chapter 11 Cases, the Company’s obligations to fulfill such payment obligation are subject to the automatic stay under the Bankruptcy Code.

Pursuant to the terms of the Total Health Purchase Agreement, with assuming the Anniversary Per Share Price being remains less than the Initial Per Share Price, the Company was obligated to issue to the Total Health Sellers, on or before January 31, 2024, a number of shares of Class A Common Stock as would be needed to pay the remaining 56% of the Total Health Equity Consideration owed to the Total Health Sellers, as well as the Gross-Up Shares. As of the date of filing of this 2023 Form 10-K, the Company has not delivered the remaining shares. However, with the filing of the Chapter 11 Cases, the Company’s obligations to fulfill such payment obligation are subject to the automatic stay under the Bankruptcy Code. Due to the Chapter 11 Cases, the Bankruptcy Court may reject the applicable purchase agreement and discharge the Company’s payment obligations under such agreement or the Company’s remaining payment obligations under the applicable purchase agreement will be treated as an unsecured creditor claim.

Other

Dr. Hernandez' sister-in-law is employed at the Company as its director of payroll and her annualized cash compensation is approximately $145,000.

18.    STOCK-BASED COMPENSATION

Share amounts below have been restated to reflect the 1-for-100 Reverse Stock Split that the Company completed on November 3, 2023, as discussed in Note 1, "Nature of Business and Operations".

With the Company's Chapter 11 bankruptcy filing, the Company does not expect to continue to maintain the Stock Plan and the operation of the ESPP was suspended in December 2023.

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2021 Stock Option and Incentive Plan

The Company maintains the 2021 Stock Option and Incentive Plan (as amended, the “Stock Plan”) and the 2021 Employee Stock Purchase Plan (as amended, the “ESPP”) to encourage and enable the current and future officers, employees, directors, and consultants of the Company and its affiliates to obtain ownership in the Company and align their interests with those of the Company. The aggregate number of shares authorized for issuance under the Stock Plan will not exceed 0.5 million shares of stock. The aggregate number of shares authorized for issuance under the ESPP will not exceed 47,000 shares of Class A Common Stock.

The Stock Plan provides for the grant of incentive and nonqualified stock option, restricted stock units (“RSUs”), restricted share awards, stock appreciation awards, unrestricted stock awards, and cash-based awards to the Company's employees, directors and consultants. As of December 7, 2023, pursuant to the third amendment of the ESPP, the plan was cancelled effective immediately and the Company will refund to each participant the balance of their accumulated contributions.

Stock Options

On June 3, 2021, in connection with closing the Business Combination, the Company granted 0.1 million stock options with market conditions (“Market Condition Awards”) to several of the Company's executive officers and directors. The Market Condition Awards are eligible to vest when the Company’s stock price meets specified hurdle prices and stays above those prices for 20 consecutive days after June 3, 2021 and before June 3, 2024 (i.e., the period from grant to the end date of the specified performance period). Once the market condition is satisfied, the applicable percentage of the Market Condition Awards are scheduled to vest 50% on each of the first and second anniversaries, subject to the optionee remaining employed. The unrecognized compensation cost of the Market Condition Awards as of December 31, 2023 was $2.6 million, which is expected to be recognized over the weighted average remaining service period of 0.7 years.

Further, on March 15, 2022, March 31, 2023 and April 11, 2023, in connection with achieving certain performance metrics, the Company granted a total of approximately 23,000 stock options with service conditions ("Service Condition Awards") to several of the Company's executive officers. The Service Condition Awards are scheduled to vest over 4 years, with 25% of the shares underlying the award scheduled to vest at the end of each successive 1-year period thereafter, subject to the optionee remaining employed. The unrecognized compensation cost of the Service Condition Awards as of December 31, 2023 was $0.6 million, which is expected to be recognized over the weighted average remaining service period of 1.6 years.

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

A summary of the status of unvested options granted under the Stock Plan through December 31, 2023 is presented below (all share amounts have been restated to reflect the 1-for-100 Reverse Stock Split that the Company completed on November 3, 2023, as discussed in Note 1, "Nature of Business and Operations"):

	Market-Based Stock Options		Service-Based Stock Options
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2021	127,037	$423	—	—
Granted	—	—	4,351	$388
Forfeitures	(20,687)	423	(295)	388
Balance, December 31, 2022	106,350	$423	4,057	$388

Balance, December 31, 2022	106,350	$423	4,057	$388
Granted	—	—	18,646	84
Forfeitures	(43,684)	401	(8,079)	136
Balance, December 31, 2023	62,666	$438	14,624	$139

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units

On May 31, 2023, the Company granted certain executives approximately 49,005 performance-based RSU's ("PRSU's") that are structured to allow the executives to earn 50% to 150% of their target award, subject to achieving a performance condition based on the Company's 3-year cumulative Adjusted EBITDA for the performance period scheduled to run from January 1, 2023 through December 31, 2025. The fair value of the PRSU's was computed using the closing price of the Company's Class A Common Stock on May 31, 2023. As of December 31, 2023, while the performance condition has not been earned, the Company is recording expense at 100% of the overall target awards and will adjust the expense based on the Company's performance going forward. With the Company’s Chapter 11 Cases, the Company expects to fully eliminate the value of these awards in the first quarter of 2024, as, among other things, certain of the Company’s senior executives waived their rights to vest in such payments as consideration for receiving certain key employee retention program bonus payments and the Company’s equity is expected to be cancelled and extinguished without any recovery under the terms and conditions of the RSA.

The fair value of the RSUs is based on the closing price of the Company’s Class A Common Stock on the grant date. The unrecognized compensation cost of the outstanding RSUs as of December 31, 2023 was $19.6 million for service based awards and $2.0 million for PRSUs. The RSUs and PRSUs are expected to be recognized over the weighted average remaining service period of 1.4 years and 1.3 years, respectively. A majority of the RSUs are scheduled to vest in equal annual installments over a period of 4 years from the grant date. Certain of the Company's executives received RSUs which are scheduled to vest in equal annual installments over a 2-year period. Further, RSUs granted to non-employee members of the Board of Directors are scheduled to vest over the lesser of one year or upon the next annual stockholders' meeting.

A summary of the status of unvested RSUs granted under the Stock Plan through December 31, 2023 is presented below (all share amounts have been restated to reflect the 1-for-100 Reverse Stock Split that the Company completed on November 3, 2023, as discussed in Note 1, "Nature of Business and Operations"):

	Restricted Stock Units		Performance - Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2021	44,608	$1,443	7,068	$1,273
Granted	120,251	534	—	—
Vested	(34,391)	875	(1,767)	1,273
Forfeitures	(23,742)	712	(2,496)	1,202
Balance, December 31, 2022	106,726	$764	2,805	$1,336

Balance, December 31, 2022	106,726	$764	2,805	$1,336
Granted	127,820	124	54,052	136
Vested	(40,718)	664	(4,339)	396
Forfeitures	(69,908)	501	(19,667)	250
Balance, December 31, 2023	123,920	$286	32,851	$136

The Company recorded a compensation expense related to stock options and RSUs of $7.4 million, $53.1 million and $23.5 million for year ended December 31, 2023, 2022 and 2021, respectively. The Company recorded compensation expense related to the ESPP of $0.7 million, $1.7 million and $4.5 million for years ended December 31, 2023, 2022 and 2021, respectively.

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

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
previously recognized compensation cost of $12.7 million and the issuance of the modified award resulted in recognition of $5.9 million in additional compensation cost.

The total stock-based compensation expense related to all the stock-based awards granted by the Company is reported in the Company's consolidated statement of operations as compensation expense within the "Selling, general and administrative expense" caption.

19.    COMMITMENTS AND CONTINGENCIES

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

On November 1, 2023, the Company through its subsidiaries University Health Care Pharmacy LLC, Comfort Pharmacy 2, LLC, IFB Pharmacy LLC, and Cano Pharmacy LLC, entered into a new multi-year agreement with the same pharmaceutical wholesaler effective November 1, 2023 that is scheduled to continue through November 25, 2025. This agreement is also scheduled to extend on a month-to-month basis thereafter until either party gives 90 days' written notice to terminate. The pharmaceutical wholesaler will continue to serve as the Company’s primary wholesale supplier for branded and generic pharmaceuticals. The agreement contains a provision that requires average monthly net purchases of $2.0 million, and if the minimum is not met, the vendor may adjust the pricing of goods.

As a result of our acquisition of University Health Care and its affiliates (“University”) in June 2021, the Company assumed the vendor agreement in 2021 that University, through its subsidiary University Health Care Pharmacy, Inc., had with a second pharmaceutical vendor. The agreement, effective through December 2023, contained a provision that required average monthly net purchases of $0.6 million, and if the minimum was not met, the vendor was entitled to adjust the pricing of goods. This agreement was terminated on October 31, 2023.

Management believes it has satisfied the minimum requirements of these agreements for the years ended December 31, 2023 and 2022.

Legal Matters

Please see “The Chapter 11 Cases, the Restructuring Support Agreement and the DIP Credit Agreement,” as described in Note 1, “Nature of Business and Operations.”

On March 18, 2022, a purported stockholder of the Company filed a putative class action lawsuit in the U.S. District Court for the Southern District of Florida against the Company and certain of its former officers, captioned Alberto Gonzalez v. Cano Health, Inc. f/k/a Jaws Acquisition Corp., et al. (No. 1:22-cv-20827). An amended complaint was filed on February 21, 2023. On October 25, 2023, Plaintiff filed a motion for leave to amend the complaint, which the Court granted on January 3, 2024. Plaintiff filed his second amended complaint on January 5, 2024. The second amended complaint alleges violations of Section 10(b) and 20(a) of the Exchange Act and Rule 10b-5 against all defendants in connection with allegedly false and misleading statements made by the Company regarding compliance with GAAP, the timing of its revenue recognition from Medicare Advantage contracts in 2021, and its processes for recognizing Medicare risk-adjusted revenue. The lawsuit seeks, among other things, certification of a class action and unspecified compensatory damages for purchasers of the Company’s Class A Common Stock between May 7, 2021 and August 10, 2023, as well as attorneys’ fees and costs. Plaintiff voluntarily dismissed the Company from this lawsuit, without prejudice, on February 16, 2024, following the Company’s filing of the Chapter 11 Cases. The Company believes there are meritorious defenses and intends to continue to vigorously defend against the allegations.

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 18, 2024, the Company filed a complaint seeking injunctive relief and damages against defendants Dr. Marlow Hernandez (the Company’s former chief executive officer), Mr. Jason Conger (the Company’s former chief growth officer), and Dr. Richard Aguilar (the Company’s chief medical officer) and the defendants’ new company, Soran Health, LLC. The case was filed in the Complex Business Division of the Circuit Court for the Eleventh Circuit in Miami-Dade County and is captioned as Cano Health, Inc. v. Marlow B. Hernandez, et al., Case No. 2024-001079-CA-01. In the lawsuit, the Company asserts that Hernandez, Conger, and Aguilar breached their noncompetition, confidentiality, and nonsolicitation obligations in their contracts with the Company, and that Soran Health tortiously interfered with those contracts and with the Company’s business relationships with patients and other business partners. The Company filed a motion for expedited discovery and expedited proceedings on January 22, 2024. On January 31, 2024, the Company filed an emergency motion for a temporary injunction asking the Court to enjoin defendants Hernandez, Conger, and Aguilar from (i) disclosing or using any confidential or proprietary information acquired during their employment with the Company, (ii) soliciting, interfering, inducing, or attempting to cause any employee of the Company to leave their employment; (iii) soliciting, interfering, inducing or attempting to cause any client, customer, and/or patient of Cano Health to terminate or reduce its business relationship with the Company; and (iv) operating Soran Health as a business in competition with the Company. The motion also requested that the Court require defendants to (i) return all Company confidential information and property, and (ii) submit their computers, devices, and email accounts for a forensic inspection. On February 13, 2024, the defendants filed their opposition to the emergency motion, and also filed their answer and asserted 3 counterclaims alleging that the Company breached its separation agreements with the former executives by failing to pay their full severance. The Court held a 2-day evidentiary hearing on the Company’s emergency motion for temporary injunction on February 28 and 29, 2024. On February 29, 2024, the Court granted the Company’s motion and the Company expects that a detailed written injunction order is forthcoming. After such motion was granted, following a 2-day evidentiary hearing, the defendants removed the case to the Florida federal bankruptcy court and plaintiffs are seeking to have the case remanded back to the Florida state court. i.e., the Complex Business Division of the Circuit Court for the Eleventh Circuit in Miami-Dade County. The Company intends to continue pursuing its claims for permanent injunctive relief and damages against the defendants.

The Company is exposed to various other asserted and unasserted potential claims encountered in the normal course of business, such as the action described under CD Support, LLC v. Cano Health, LLC in Note 17, “Related Party Transactions.” Management believes that the resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In December 2023, the Company received a subpoena from the SEC Division of Enforcement requesting information regarding certain of the matters related to its former CEO that were the subject of the litigation commenced in April 2023 by its former directors, Messrs. Cooperstone, Gold and Sternlicht, in the Delaware Chancery Court. The Company prevailed after a hearing at the Delaware Court or Chancery in opposing an effort by the 3 dissident directors to prevent the Company from holding its 2023 annual stockholders' meeting in June 2023 and to enjoin enforcement of the Company’s advance notice by-law provisions. The Company is cooperating with the SEC in its inquiry and cannot predict its outcome or duration.

In January 2024, the U.S. Department of Justice ("DOJ") requested information from the Company regarding the possible referral of Medicare beneficiaries in connection with a False Claims Act investigation by the DOJ. The Company is cooperating with the DOJ in its inquiry and cannot predict its outcome or duration.

In addition, the Company is involved in various routine legal proceedings incidental to the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows. However, in light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company’s income for that particular period.

As previously mentioned, on February 4, 2024, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. As a result of such bankruptcy filings, substantially all proceedings pending against the Debtors have been stayed.

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
20.     INCOME TAXES

The Company is subject to U.S. federal, state local and Puerto Rican income taxes with respect to its taxable income, including its allocable share of any taxable income of its subsidiaries. PCIH is a multiple member limited liability company taxed as a partnership and accordingly any taxable income generated by PCIH is passed through to and included in the taxable income of its members, including the Company.

The Company accounts for income taxes in accordance with ASC 740, “Accounting for Income Taxes” (“ASC 740”), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities by applying the enacted tax rates in effect for the year in which the differences are expected to reverse. Such net tax effects on temporary differences are reflected on the Company’s consolidated balance sheets as deferred income taxes. Deferred tax assets are reduced by a valuation allowance when the Company believes that it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.

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

The Company does not believe it is more-likely-than-not all of its deferred tax assets will be realized and has therefore recorded a valuation allowance against its deferred tax assets which as of December 31, 2023 are not expected to be realized. The most significant deferred tax asset relates to the outside basis difference in the partnership which has a full valuation allowance through December 31, 2023.

ASC 740 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the consolidated financial statements. The Company does not have any uncertain tax positions ("UTPs") as of December 31, 2023. While the Company currently does not have any UTPs, it is foreseeable that the calculation of the Company’s tax liabilities may involve dealing with uncertainties in the application of complex tax laws and regulations in multiple jurisdictions across the Company’s operations. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. Upon identification of a UTP, the Company would (1) record the UTP as a liability in accordance with ASC 740 and (2) adjust these liabilities if/when management’s judgment changes as a result of the evaluation of new information not previously available. Ultimate resolution of UTPs may produce a result that is materially different from a Company’s estimate of the potential liability. In accordance with ASC 740, the Company would reflect these differences as increases or decreases to income tax expense in the period in which new information is available. The Company’s accounting policy under ASC 740-10 is to include interest and penalties accrued on uncertain tax positions as a component of income tax expense in the event a material uncertain tax position is booked in the consolidated financial statements.

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

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of the Company's loss before income taxes and income tax expense (benefit) for the years ended December 31, 2023 and 2022 consisted of the following:

(in thousands)	2023	2022
Jurisdictional earnings:
U.S. losses	$(1,090,662)	$(431,009)
Foreign income (losses)	(10,056)	4,777
Total losses	(1,100,718)	(426,232)
Current:
U.S. Federal	—	188
U.S. State and local	145	—
Foreign	(1,960)	1,960
Total current tax (benefit) expense	(1,815)	2,148
Deferred:
U.S. Federal	—	—
U.S. State and local	—	—
Foreign	—	9
Total deferred tax (benefit) expense	—	9
Total tax (benefit) expense	$(1,815)	$2,157

The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities consist of the following as of December 31, 2023 and December 31, 2022:

(in thousands)	2023	2022
Deferred tax assets:
Pass-through income (loss)	$481,712	$375,523
Net operating loss	92,892	31,429
Stock compensation expense	4,773	5,737
Interest expense carryforward	28,835	10,294
Other	2,330	2,647
Total gross deferred tax	610,542	425,630
Valuation allowance	(610,542)	(425,630)
Net deferred tax assets	—	—
Deferred tax liabilities
Fixed Assets	(9)	(9)
Net deferred tax liabilities	$(9)	(9)

As of December 31, 2023, the Company, including its subsidiaries, has approximately $319.2 million of federal net operating loss carryforwards, and $311.1 million of state and foreign net operating loss carryforwards. As a result of the Tax Cut and Jobs Act of 2017, federal and certain state net operating losses generated post 2018 are carried forward indefinitely. Approximately $1.5 million of state net operating loss carryforwards will begin to expire by 2041 if not utilized.

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of expected income tax expense at the statutory federal income tax rate of 21% for the years ended December 31, 2023 and 2022 to the Company's effective income tax rate is as follows:

	2023	2022
	Percent	Percent
Income tax benefit computed at statutory rate	21.00%	21.00%
Permanent items	(0.01)%	2.63%
Net income attributable to noncontrolling interest	(9.63)%	(22.11)%
State benefit, net of federal benefit	1.16%	0.68%
Valuation allowance	(12.13)%	(3.64)%
Foreign rate differential	(0.02)%	(0.14)%
Other, net	(0.23)%	1.08%
Total tax expense	0.15%	(0.50)%

Our effective tax rate for the year ended December 31, 2023 was 0.15% compared to (0.50)% for the year ended December 31, 2022. The effective tax rate for the periods presented differs from the statutory U.S. tax rate primarily as a result of the income allocated to non-controlling interests and the valuation allowance recorded against the Company's deferred tax assets. The Company evaluates the realizability of its deferred tax assets on a quarterly basis and adjusts the valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax assets may not be realized.

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

The filing of the Chapter 11 Cases constitutes an early termination event of the TRA. Any efforts to enforce payment obligations under the TRA are automatically stayed as a result of the filing of the Chapter 11 Cases and the TRA Party and Sponsor Party's rights of enforcement in respect of the TRA are subject to the applicable provisions of the Bankruptcy Code.

The Tax Receivable Agreement liability is determined and recorded under ASC 450, “Contingencies,” as a contingent liability; therefore, we are required to evaluate whether the liability is both probable and the amount can be estimated. The Tax Receivable Agreement liability is payable upon cash tax savings or upon an early termination event. The Company has not recorded a Tax Receivable Agreement liability as of December 31, 2023 as the Company determined that: (i) the Company's positive future taxable income is not probable, based on, among other things, the Company's historical loss position and other factors that make it difficult to rely on forecasts, and (ii) the early termination event due to the Company's Chapter 11 Cases occurred subsequent to the fiscal year ended December 31, 2023. The TRA contemplates, in the event of an acceleration, that the Company pay an Early Termination Payment (as defined in the TRA). The Company expects to record a liability, during the quarter ending March 31, 2024 of an estimated $279.3 million in respect of such Early Termination Payment, subject to the applicable provisions of the Bankruptcy Code. The Company will continue to evaluate this contingent liability on a quarterly basis, which may result in an adjustment in the future.

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.     NET INCOME (LOSS) PER SHARE

The following table sets forth the net income (loss) and the computation of basic and diluted net income (loss) per common share for the periods indicated. Share and per-share amounts below have been restated to reflect the 1-for-100 Reverse Stock Split that the Company completed on November 3, 2023, as discussed in Note 1, "Nature of Business and Operations".

	Years Ended December 31,
(in thousands, except shares and per share data)	2023	2022	2021
Numerator:
Net income (loss)	$(1,098,903)	$(428,389)	$(116,737)
Less: net income (loss) attributable to non-controlling interests	(504,485)	(221,117)	(98,717)
Net income (loss) attributable to Class A Common Stockholders	(594,418)	(207,272)	(18,020)
Dilutive effect of warrants on net income to Class A Common Stockholders	—	—	(30,181)
Dilutive effect of Class B Common Stockholders	(504,485)	—	(86,334)
Net income (loss) attributable to Class A Common Stockholders - Diluted	$(1,098,903)	$(207,272)	$(134,535)
Basic and Diluted Loss Per Share denominator:
Weighted average Common Stock outstanding - basic	2,754,116	2,191,669	1,705,072
Net income (loss) per share - basic	$(215.83)	$(94.57)	$(10.57)
Diluted Loss Per Share:
Dilutive effect of warrants on weighted average Common Stock outstanding	—	—	2,249
Dilutive effect of Class B Common Stock on weighted average Common Stock outstanding	1,775,506	—	3,049,651
Weighted average Common Stock outstanding - diluted	4,529,622	2,191,669	4,756,972
Net income (loss) per share - diluted	$(242.60)	$(94.57)	$(28.28)

The Company’s outstanding Class B Common Stock does not represent economic interests in the Company, and as such, is not included in the denominator of the basic net loss per share calculation.

On August 11, 2021, the Company issued 27,210 shares of Class A Common Stock (the “escrowed shares”) to the escrow agent, on behalf of the seller, as part of the consideration in connection with an acquisition. The amount of shares was based on a $30.0 million purchase price divided by the average share price of the Company's Class A Common Stock during the 20 consecutive trading days preceding the transaction's closing date. The dilutive effects of these shares were excluded from the diluted loss per share calculation for the year ended December 31, 2023 because they were anti-dilutive.

The Company’s dilutive securities are derived from the Company’s Class B Common Stock using the if-converted method which includes adding back to the numerator any related income or loss allocations to non-controlling interest. The Class B Common Stock was included in the year ended December 31, 2023 diluted loss per share calculation. Public Warrants, Private Warrants, RSUs, stock options, and contingent shares were excluded from the diluted loss per share calculation as they had an anti-dilutive effect for the periods presented. The table below presents the Company’s potentially dilutive securities:

As of December 31, 2023
Public Warrants	229,999
Private Placement Warrants	105,333
Restricted Stock Units	156,771
Stock Options	77,289
Contingent Shares Issued in Connection with Acquisitions	27,210
Potential Common Stock Equivalents	596,602

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.     SEGMENT INFORMATION

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

23.    SUBSEQUENT EVENTS

The Chapter 11 Cases, the Restructuring Support Agreement, the DIP Credit Agreement and the Tax Receivable Agreement

As previously disclosed in Current Reports on Form 8-K filed by the Company on February 5, 2024 and February 7, 2024 with the SEC, on February 4, 2024, the Debtors entered into the RSA with the Consenting Creditors, which, among other things, sets forth the principal terms of a proposed Restructuring of the existing capital structure of the Company in the Chapter 11 Cases commenced by the Debtors beginning on February 4, 2024 in the Bankruptcy Court under chapter 11 of the Bankruptcy Code.

The Chapter 11 Cases are being jointly administered under Case No. 24-10164. The Debtors continue to operate their business and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Debtors have filed and received Bankruptcy Court approval of various “first day” motions requesting customary relief that enable the Company to transition into Chapter 11 protection without material disruption to its ordinary course operations. Capitalized terms used but not defined in this discussion of the RSA have the meanings ascribed to them in the RSA or the DIP Credit Agreement, as applicable.

The filing of the Chapter 11 Cases constitutes an event of default that permits acceleration of the Company’s obligations under the following Debt Instruments (See Note 14, "Debt," regarding the outstanding principal amounts under each instrument):

•Indenture, dated as of September 30, 2021, by and among Cano Health, LLC as issuer, the guarantors party thereto and U.S. Bank National Association, as trustee, relating to the 6.250% Senior Notes due 2028;

•Credit Agreement, dated November 23, 2020 (as amended and restated, supplemented, waived or otherwise modified from time to time), by and among Cano Health, LLC, Primary Care (ITC) Intermediate Holdings, LLC, Credit Suisse AG, Cayman Islands Branch, as administrative agent and the lenders party thereto from time to time; and

•Credit Agreement, dated as of February 24, 2023 (as amended and restated, supplemented, waived or otherwise modified from time to time), by and among Cano Health, LLC, Primary Care (ITC) Intermediate Holdings, LLC, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent.

In addition, the filing of the Chapter 11 Cases, may have resulted in the acceleration of the Company’s obligations under the Tax Receivable Agreement.

Any efforts to enforce payment obligations under these Debt Instruments and the Tax Receivable Agreement are automatically stayed as a result of the filing of the Chapter 11 Cases and the rights of enforcement in respect of these Debt Instruments and the Tax Receivable Agreement are subject to the applicable provisions of the Bankruptcy Code.

The RSA contemplates, among other things, that:

•The Restructuring will be consummated either pursuant to (i) an acceptable plan of reorganization premised on the Stand-Alone Restructuring Plan in the event that a WholeCo Sale Transaction Election is not made or (ii) WholeCo Sale Transaction, either of which may be coupled with a Discrete Asset Sale.

•Following the Petition Date, the Debtors would conduct a marketing process with a scope acceptable to the Required DIP Lenders and the Requisite Consenting Creditors for a WholeCo Sale Transaction, and would continue to pursue Discrete Asset Sales.

•The Required DIP Lenders and the Requisite Consenting Creditors shall have the right to elect, at any time during the period commencing on the Initial IOI Deadline and ending on the Voting Deadline, to pursue their WholeCo Sale Transaction Election in parallel to the Stand-Alone Restructuring Plan, and the Debtors, the Required DIP Lenders, and Requisite Consenting Creditors shall reasonably agree as promptly as possible, but in no event more than 5 Business Days after the date of the WholeCo Sale Transaction Election, on the form and timing of the Sale Milestones that shall govern the Sale Process, which shall be pursued by the Debtor.

•If the Required DIP Lenders and the Requisite Consenting Creditors make a WholeCo Sale Transaction Election and the Debtors fail to agree on Sale Milestones or decline to pursue the WholeCo Sale Transaction, then such event shall be an Event of Default under the DIP Credit Agreement; provided that the exercise of remedies on account of such Event of Default shall be subject to a remedies notice period that is the greater of 2 Business Days and any applicable period provided in the DIP Order.

•If, during the Sale Process, the Debtors receive a binding bid that the Debtors, the Required DIP Lenders, and the Requisite Consenting Creditors mutually agree (each in their reasonable discretion) represents a binding and superior transaction to the Stand-Alone Restructuring, the Debtors, with the consent of the Required DIP Lenders and Requisite Consenting Creditors, shall pursue the WholeCo Sale Transaction and not the Stand-Alone Restructuring.

•In connection with the Stand-Alone Restructuring Plan, the Debtors and the Requisite Consenting Creditors will be permitted to pursue and negotiate with any third party the terms of a Plan Sponsorship Investment.

•The Debtors shall use commercially reasonable efforts to subordinate the TRA Claims (which subordination may be sought pursuant to a motion or an Acceptable Plan).

•The RSA contemplates, in the event the Debtors pursue the Stand-Alone Restructuring Plan:

◦(i) A dollar-for-dollar conversion of the Allowed DIP Claims (including all accrued and unpaid interest, fees, premiums, and other obligations on account of the DIP Loans (other than, for the avoidance of doubt, the Participation Fee)), less the Exit Paydown Amount into Exit Facility Loans under the Exit Facility, (ii) the Participation Fee for Allowed DIP Claims paid in Reorganized Equity and (iii) a cash payment equal to the Exit Paydown Amount;

◦The pro rata distribution to holders of First Lien Claims of (i) the 1L Distribution Exit Facility Loans, (ii) 100% of the Reorganized Equity issued on the Effective Date, subject to dilution on account of the Participation Fee, any Plan Sponsor Equity Share, a post-emergence MIP and the GUC Warrants and (iii) the Net Proceeds of any Plan Sponsorship Investment or Discrete Asset Sale; and

◦The pro rata distribution to holders of General Unsecured Claims of (i) the GUC Warrants, (ii) either, (x) the net cash proceeds or (y) distribution, of the MSP Recovery Class A Stock outstanding as of the Petition Date, and (iii) the recovery, if any, on account of the Litigation Trust Causes of Action assigned or otherwise transferred to the Post-Confirmation Litigation Trust.

•In the event the Debtors pursue a WholeCo Sale Transaction, all Allowed DIP Claims (including all accrued and unpaid interest, fees, premiums, and other obligations on account of the DIP Loans, including, for the avoidance of doubt, the Participation Fee) will be repaid in full and in cash; provided, that, in the event the net proceeds of the WholeCo Sale Transaction are sufficient to repay in full in cash all Allowed DIP Claims (without taking into account the Participation

Fee), the Participation Fee shall be waived. Each holder of an Allowed First Lien Claim will receive its pro rata share of the Net Proceeds of the WholeCo Sale Transaction after the amount paid to satisfy in full all Allowed DIP Claims. Holders of General Unsecured Claims would then receive their pro rata share of (i) the Net Proceeds of the WholeCo Sale Transaction, if any, after the satisfaction of all allowed priority claims, (ii) either, (x) the net cash proceeds or (y) distribution, of the MSP Recovery Class A Stock outstanding as of the Petition Date, and (iii) the recovery, if any, on account of the Litigation Trust Causes of Action assigned or otherwise transferred to the Post-Confirmation Litigation Trust.

•In the event the Debtors, with the consent of the Requisite Consenting Creditors (such consent not to be unreasonably withheld), close a Discrete Asset Sale during the Chapter 11 Cases, (i) the Net Proceeds of such sale would be applied by the Debtors to reduce, on a dollar-for-dollar basis, the DIP Loans and (ii) the Debtors may retain a portion of the net proceeds released in connection with such Discrete Asset Sale to be used for general corporate purposes and to fund the Debtors’ operations during the Chapter 11 Cases, in each case subject to the consent of the Required DIP Lenders.

The RSA also contemplates the following milestones with respect to the Chapter 11 Cases:

•No later than 1 day after the Petition Date, the Company shall have filed with the Bankruptcy Court the RSA, Lease Rejection Motion and DIP Motion;

•No later than 3 days after the Petition Date, the Bankruptcy Court shall have entered the Interim DIP Order;

•No later than 35 days after the Petition Date, the Bankruptcy Court shall have entered the Final DIP Order;

•No later than 45 days after the Petition Date, the Company shall obtain a credit rating for DIP Facility; provided, that the Debtors will use commercially reasonable efforts to meet this Milestone, which may be extended in event of delay of applicable ratings agency;

•No later than 90 days after the Petition Date, the Company shall have commenced a hearing on the Disclosure Statement;

•No later than 90 days after the Petition Date, the Bankruptcy Court shall have entered an order approving the Disclosure Statement;

•No later than 125 days after the Petition Date, the Company shall have commenced the Confirmation Hearing; and

•No later than 140 days after the Petition Date the Effective Date shall have occurred; provided, that such date shall be automatically extended by up to 45 days if the Effective Date has not occurred solely due to any Regulatory Extension.

The foregoing description of the RSA and the transactions and documents contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the RSA.

In connection with the Chapter 11 Cases and pursuant to the terms of the RSA, upon the entry of the Interim DIP Order, on February 7, 2024 Cano Health, LLC and Primary Care (ITC) Intermediate Holdings, LLC entered into the DIP Credit Agreement, with the Administrative Agent, and the DIP Lenders.

The DIP Lenders will provide new financing commitments to Cano Health, LLC under the DIP Facility in an aggregate principal amount of $150 million. Under the DIP Facility, (i) $50 million was funded to the Company on February 7, 2024 following Bankruptcy Court approval of the DIP Facility on an interim basis pursuant to the Interim DIP Order, and (ii) $100 million was made available to be drawn following Bankruptcy Court approval of the DIP Facility on a final basis pursuant to the Final DIP Order on March 6, 2024.

Borrowings under the DIP Facility will bear interest at the rate of, at the election of Cano Health, LLC, (i) SOFR plus 11.00% or (ii) alternate base rate plus 10.00%. The DIP Lenders will receive participation fees in an amount equal to 15% of the aggregate commitments under the DIP Facility payable in shares of the Reorganized Equity of the Company, provided that, to the extent that a WholeCo Sale Transaction is consummated, the participation fee shall be payable in cash on such date, rather than in Reorganized Equity of the Company; provided further, that, in the event the net proceeds of the WholeCo Sale Transaction are sufficient to repay in full in cash all Allowed DIP Claims (without taking into account the Participation Fee), the Participation Fee shall be waived. The Consenting Creditors will receive backstop fees in an amount equal to 7.5% of the aggregate commitments under the DIP Facility payable in kind by adding such fees to the aggregate principal amount of the DIP Facility.

The DIP Credit Agreement (as modified by the Final DIP Order) includes milestones, representations and warranties, covenants, and events of default applicable to the Debtors. As part of the consensual resolution with the Creditors’ Committee of matters relating to the Final DIP Order, the Final DIP Order reflects the Debtors’ and DIP Lenders’ agreement to extend certain of the milestones set forth in the DIP Credit Agreement. Specifically, the Final DIP Order sets forth the following key milestones: (i) entry by the Bankruptcy Court of an order approving the Disclosure Statement no later than 96 days following the Petition Date (i.e., May 10, 2024); (ii) a hearing to approve the Reorganization Transaction no later than 148 days after the Petition Date; and (iii) the effective date of the Reorganization Transaction no later than 162 days after the Petition Date, subject to an automatic extension of up to 45 days if the effective date has not occurred solely due to any pending healthcare-related regulatory approvals or any pending approval under the Hart-Scott-Rodino Act. If an event of default under the DIP Credit Agreement occurs, the Administrative Agent may, among other things, permanently cancel any remaining commitments under the DIP Credit Agreement and declare the outstanding obligations under the DIP Credit Agreement to be immediately due and payable.

The DIP Credit Agreement has a scheduled maturity date that is 8 months from the closing date thereof. The DIP Credit Agreement will also terminate on the date that is the earliest of the following: (i) the scheduled maturity date; (ii) the date on which all amounts owed thereunder become due and payable and the commitments are terminated; (iii) the date on which the Bankruptcy Court orders a conversion of the Chapter 11 Cases to a chapter 7 liquidation or the dismissal of the Chapter 11 Case of any Debtor; (iv) the closing of any sale of assets pursuant to Section 363 of the Bankruptcy Code, which, when taken together with all other sales of assets since the closing of the DIP Credit Agreement, constitutes a sale of all or substantially all of the assets of the Debtors; and (v) the effective date of a plan in the Chapter 11 Cases.

The foregoing description of the DIP Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the DIP Credit Agreement.

As previously disclosed, on February 5, 2024, the NYSE Regulation notified the Company that NYSE Regulation (a) had determined to commence proceedings to delist the Company’s Class A Common Stock from the NYSE and (b) immediately suspended trading on the NYSE in the Company’s Class A Common Stock pursuant to Section 802.01D of the NYSE Listed Company Manual after the Company commenced the Chapter 11 Cases on February 4, 2024. The NYSE filed a Form 25 with the SEC on February 6, 2024 to initiate such delisting from the NYSE, which delisting became effective on February 16, 2024. Also, as previously disclosed, on November 13, 2023, the NYSE filed a Form 25 with the SEC to initiate delisting the Public Warrants from the NYSE, which delisting became effective on November 23, 2023.

Operation and Implications of the Chapter 11 Cases

The accompanying Consolidated Financial Statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is contingent upon the Debtors ability to comply with the financial and other covenants contained in the DIP Credit Agreement, the development of, and the Bankruptcy Court’s approval of, a Chapter 11 plan and the Debtors ability to successfully implement a restructuring plan and obtain new financing, among other factors. Such conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities, including lease obligations, are subject to uncertainty. The commencement of the Chapter 11 Cases constituted an event of default with respect to certain of the Debtors existing debt obligations. While operating as debtors-in-possession under Chapter 11, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Credit Agreement and applicable orders of the Bankruptcy Court), for amounts other than those reflected in the accompanying Consolidated Financial Statements. Further, any restructuring plan may impact the amounts and classifications of assets and liabilities reported in the Debtors Consolidated Financial Statements.

Significant Bankruptcy Court Actions

Following the commencement of the Chapter 11 Cases, the Bankruptcy Court entered certain interim and final orders facilitating the Debtors’ operational transition into Chapter 11. These orders authorized the Debtors to, among other things, pay certain pre-petition employee expenses and benefits, use their existing cash management system, maintain and administer customer programs, pay certain critical vendors, honor insurance-related obligations, and pay certain pre-petition taxes and related fees on a final basis, and approved the DIP Financing on a final basis (which DIP Financing provided to the Debtors up to $150 million in new senior, super priority debtor-in-possession term loans). Additionally, on March 7, 2024, the Bankruptcy Court entered an order authorizing the Debtors to sell certain Class A common stock shares the Debtors held in MSP Recovery, Inc., subject to the terms set forth therein (Docket No. 328).

On February 21, 2024, the Creditors’ Committee was appointed by the Office of the U.S. Trustee for the District of Delaware to represent the interests of unsecured creditors in the Chapter 11 cases (Docket No. 154).

The Debtors have continued to review their portfolio and have closed or are in the process of closing approximately 72 under-performing locations that are not core to their go forward business since September 2023. The Debtors rejected the leases associated with such locations as part of the Chapter 11 Cases. By order dated March 8, 2023 (Docket No. 448), the Bankruptcy Court approved such rejections. The Debtors continue to evaluate their existing lease portfolio and additional rejection motions may be filed during the Chapter 11 Cases.

On March 22, 2024, the Debtors, filed the (i) the Joint Chapter 11 Plan of Reorganization of Cano Health, Inc. and Its Affiliated Debtors (Docket No. 498) (as may be amended, supplemented, or otherwise modified, the “Proposed Plan”); (ii) the proposed Disclosure Statement for the Joint Chapter 11 Plan of Reorganization of Cano Health, Inc. and Its Affiliated Debtors, (Docket No. 499) (as may be amended, supplemented, or otherwise modified, the “Proposed Disclosure Statement”); and (iii) Motion of Debtors for Entry of Order (I) Approving Proposed Disclosure Statement and Form and Manner of Notice of Disclosure Statement Hearing, (II) Establishing Solicitation and Voting Procedures, (III) Scheduling Confirmation Hearing, (IV) Establishing Notice and Objection Procedures for Confirmation of Proposed Plan, and (V) Granting Related Relief (Docket No. 501). A hearing to consider, among other things, the adequacy of the Proposed Disclosure Statement and approval of the Debtors’ proposed procedures relating to the solicitation and tabulation of votes to accept or reject the Proposed Plan is scheduled to be heard before the Bankruptcy Court on May 9, 2024.

Other

In January 2024, the Company entered into a settlement agreement with one of its Health Plans. The settlement considered amounts owed to each other and amounts which might have been owed in the future, including incentive payments owed to the Company and Medicare Advantage deficit repayments owed to the Health Plan. Previously, these amounts were not subject to the right to offset. The Company received $2 million cash consideration upon settlement which resulted in a gain of $3.6 million.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this 2023 Form 10-K. In light of the material weaknesses described below in Management’s Annual Report on Internal Control over Financial Reporting, the Company's Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of December 31, 2023, the Company's disclosure controls and procedures were not effective. Accordingly, we performed additional analyses, as deemed necessary, to ensure that our financial statements were prepared in accordance with GAAP.

(b) Management's Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with GAAP and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of its assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of its financial statements in accordance with GAAP, and that its receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management's projections of any evaluation of the effectiveness of internal control over financial reporting as to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s management, under the oversight of the Chief Executive Officer and Interim Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 and in making this assessment used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework (2013). Based on this assessment, the Company’s management, under the oversight of the Chief Executive Officer and Interim Chief Financial Officer, determined that the Company’s internal control over financial reporting was not effective as of December 31, 2023 for the reason discussed below.

During the year ended December 31, 2023, and thereafter, as part of assessing the effectiveness of the Company's internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”) the Company identified a series of deficiencies in internal control over financial reporting that we consider to be individually or in the aggregate, one or more material weaknesses, referred to below as the "Prospective Financial Information" material weakness and the "Combination of Deficiencies" material weakness. The PCAOB’s Auditing Standard No. 5 defines a “material weakness” as “a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.”

The identified "Prospective Financial Information" material weakness was due to an operating deficiency involving the preparation of sufficient documentation and the timely review regarding significant inputs and assumptions, including prospective financial information, relied upon in impairment analyses used in the preparation of the Company’s consolidated financial statements. Such analyses include the interim quantitative goodwill and long-lived asset impairment tests. Accounts that could have been impacted by this deficiency include goodwill, payor relationships, net, other intangibles, net and property and equipment, net. This material weakness has not resulted in an error in the financial information presented for the year ended December 31, 2023 or in any of the Company’s other publicly-disclosed financial statements. In light of this material weakness, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Specifically, management has engaged third party specialists who assisted in the preparation and review of the impairment analyses performed by management, specifically the quantitative goodwill and long-lived asset impairment tests.

The identified "Combination of Deficiencies" material weakness was due to the identification of a number of control deficiencies across various areas of our financial reporting processes and pertain to the following (a) the Company did not maintain a sufficient complement of personnel across the organization to effectively execute its internal controls as designed considering the nature and complexity of the business and (b) the Company did not sufficiently and consistently retain the required evidence needed to support the control activities of the organization, including controls over the completeness and accuracy of information produced by the entity used in the operation of its control activities. This material weakness impacts all accounts and disclosures except for the capitated revenue class of transactions and third-party medical costs class of transactions. These deficiencies represent a reasonable possibility that a material misstatement of our annual financial statements could occur and not be prevented or detected on a timely basis. Management is actively engaged in the implementation of remediation plans to address this material weaknesses. These plans include implementation of enhanced documentation of controls and procedures, along with the allocation of resources dedicated to execution and monitoring of these controls and procedures.

Management is committed to maintaining a strong internal control environment, and while these material weaknesses have not been remediated as of the date of the filing of this 2023 Form 10-K, management is putting forth significant effort toward remediating the underlying causes of these material weaknesses, such as by enhancing the review procedures and ensuring sufficient documentation regarding significant inputs and assumptions related to prospective financial information is maintained. The Company is continuing to evaluate additional steps in order to remediate the material weaknesses. Such additional steps may include enhanced procedures related to the review and validation of significant inputs and assumptions related to prospective financial information relied upon in impairment analyses. We believe that these actions, including the steps outlined above and the Company’s continuing evaluation of additional controls and procedures, will strengthen our internal control over financial reporting and ultimately address these material weaknesses. We have discussed these material weaknesses, these corrective actions and plans with the Audit Committee and our external auditors. Currently, while the Company is not aware of any material weaknesses in its internal control over financial reporting, other than as described above under this section, there can be no assurance that, as a result of the Company’s ongoing evaluation of internal control over financial reporting, it will not identify additional significant deficiencies, and that any such deficiencies, either alone or in combination with others, will not be considered additional material weaknesses or that such evaluation will be completed in the time required. Although we believe our remediation efforts will be effective in remediating these material weaknesses, there can be no assurance as to when the remediation plans will be fully implemented, or that the plans, as currently designed, will adequately remediate the material weaknesses. The material weaknesses will not be considered fully addressed until the documentation has been in operation for a sufficient period of time for management to conclude that the material weaknesses have been fully remediated.

Notwithstanding these identified material weaknesses, as of the date of the filing of this 2023 Form 10-K, management, including our Chief Executive Officer and Interim Chief Financial Officer, believe that the consolidated financial statements contained in this 2023 Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods reported herein and that such financial statements are presented in conformity with GAAP.

(c) Changes in Internal Control over Financial Reporting

Other than as set forth above, there was no other significant changes in internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

Appointment of Eladio Gil as Permanent Chief Executive Officer

Effective March 28, 2024, the Company’s Board of Directors (the “Board”) appointed Eladio Gil, currently serving as the Company’s Interim Chief Financial Officer, as the Company’s permanent Chief Financial Officer, thereby removing the interim designation. Prior to his appointment as the Company’s permanent Chief Financial Officer, Mr. Gil, served as the Company’s Interim Chief Financial Officer since September 29, 2023. To reflect his appointment as permanent CFO, Mr. Gil and the Company entered into an amendment, dated as of March 28, 2024 (the “Amendment”), to Mr. Gil’s Amended and Restated Employment Agreement. Other than as amended by the Amendment, the terms of Mr. Gil’s Amended and Restated Employment Agreement, dated as of January 1, 2024, remain unchanged. There are no family relationships between Mr. Gil and any of the

Company’s directors or executive officers and there are no related-party transactions as referred to in Item 404(a) of Regulation S-K with Mr. Gil.

Trading Plans

During the quarter ended December 31, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Item 10. Directors, Executive Officers and Corporate Governance

Information About Our Directors

Set forth below is certain information regarding the directors of the Company as of March 1, 2024. The biographies of each of the directors below contains information regarding the person’s service as a director, business experience, director positions held currently or at any time during the last 5 years, and information regarding the experiences, qualifications, attributes or skills that caused the Nominating and Corporate Governance and Committee (the "NCGC") and the Board to determine that the person should serve as a director.

Name	Class	Age	Position	Director Since	Current Term Expires
Patricia Ferrari	III	64	Director	2023	2024
Carol Flaton	III	59	Director	2023	2024
Angel Morales	III	49	Director	2021	2024
Mark D. Kent	III	56	Chief Executive Officer and Director	2023	2024
Solomon D. Trujillo	I	72	Director and Chairman of the Board	2021	2025
Dr. Alan Muney	II	70	Director	2021	2026
Kim M. Rivera	II	55	Director	2021	2026

Patricia Ferrari has served as a member of our Board, as well as our Finance Committee and Compensation Committee, since December 2023. Ms. Ferrari is a consultant to corporate executives and Boards of Directors. From 2010 to 2023, Ms. Ferrari worked at MBIA Inc. and in 2014 was named Managing Director and Head of Restructuring and Remediation, in which role she led the restructuring of MBIA’s investment portfolio. From 2004 to 2010, Ms. Ferrari was a consultant for restructurings and not-for-profit organizations. Ms. Ferrari was one of the founding partners of the New York office of King & Spalding, where she was partner from 1992 to 2004. Ms. Ferrari earned her Bachelor of Arts degree from Southern Illinois University and her Juris Doctor degree from Vanderbilt University. We believe that Ms. Ferrari is qualified to serve on our Board due to her extensive banking, finance, restructuring, advisory and leadership experience.

Carol Flaton has served as a member of our Board, as well as our Finance Committee (Chair) and Audit Committee, since December 2023. Ms. Flaton has provided financial advisory services and served as an independent director for both public and private companies since 2019. From 2014 to April 2019, she was a Managing Director at AlixPartners LP. From February 2016 to June 2016, Ms. Flaton served as the Chief Restructuring Officer and Strategic Director of Finance for Cetera Financial Group (NYSE: RCAP) and from March 2015 to October 2016, she served as the Chief Restructuring Officer of Doral Financial Corporation, the NYSE-listed parent company of Doral Bank. From 2008 to 2013, Ms. Flaton was a Managing Director at Lazard Freres & Co. LLC. From 2006 to 2008, Ms. Flaton was a Managing Director at Citigroup Inc. and from 2003 to 2006, was a Managing Director at Credit Suisse First Boston. Ms. Flaton previously served on the Board of Directors of Bed Bath & Beyond Inc. (NASDAQ: BBBY) from January 2023 to September 2023; as Independent Manager of National CineMedia, LLC (NASDAQ: NCMI) from March 2023 to August 2023; as Independent Manager of Talen Energy Supply, LLC from November

2021 to May 2023; and on the Board of Directors of EP Energy Corporation (NYSE: EPE) from May 2019 to October 2020. Ms. Flaton earned her Bachelor of Science in Business Administration degree from the University of Delaware and her M.B.A from IMD (the International Institute of Management Development). We believe that Ms. Flaton is qualified to serve on our Board due to her extensive banking, finance, transformation and restructuring, advisory, governance and risk management experience, across multiple industries.

Angel Morales has served as a member of our Board, as well as our Audit Committee (Chairman) and Compensation Committee, since June 2021 and our Finance Committee since December 2023. Mr. Morales has served as the Founder and Chief Executive Officer of Morales Capital Partners, an investment firm, since January 2015. Mr. Morales previously served as a Managing Director and the Group Co-Head of Bank of America Merrill Lynch Global Private Equity, a private equity arm of Merrill Lynch which merged with Bank of America Capital Investors, from January 2009 to May 2011 and as a co-Founder and Managing Partner of North Cove Partners LLC, an independent private equity group focused on large-scale buyouts and growth capital financings, from June 2011 to December 2014. Mr. Morales has also served as a board member and audit committee member of Univista Insurance since March 2022 and as a Senior Advisor to Avance Investment Management since February 2021. He has also served as chairman of the board of directors at Comp Sci High since September 2016, as a member of the Harvard College Fund Executive Committee and Financial Aid Working Committee and as the Vice Chair of the Diversity, Equity & Belonging Committee since July 2019, as a member of the board of directors and the Finance Committee at NewSchools since March 2021, as a member of the board of directors and the Chair of the Finance Committee at Hispanic Scholarship Fund since January 2014 and as a member of the board of directors and the Chair of the Finance Committee at Transcend since December 2019. Mr. Morales received an MBA from Harvard Business School and an AB from Harvard University. We believe that Mr. Morales is qualified to serve as a member of our Board because of his significant knowledge of, and history with, our Company and his deep experience in the investment industry.

Mark D. Kent has served as the permanent Chief Executive Officer of Cano Health and as a member of our Board since August 2023. Prior to his appointment as permanent Chief Executive Officer, Mr. Kent served as the Company’s Interim Chief Executive Officer since June 2023 and prior to that as the Company’s Chief Strategy Officer since April 2023. Prior to joining the Company in January 2023 as Senior Vice President, Medicare Advantage, Mr. Kent founded 3 startup healthcare companies which help provider practices operate successfully within value-based arrangements: Care Management Resources, Total Health Medical Centers and Your Partners in Health. Mr. Kent has also held numerous other senior executive roles, including having served as Chief Executive Officer of Total Health Medical Centers from March 2017 to December 2023, as Chief Executive Officer of Women’s Health Care Hospital in Evansville, Indiana from December 2014 to September 2018 and as Chief Executive Officer & Regional President of all Humana-owned, Florida-based primary care practices, which today are known as Conviva Care Centers from December 2004 to December 2014. Mr. Kent is a nurse by training and earned a Master’s of Business Administration from Purdue University. He is double board certified as a Fellow of the American College of Health Care Executives and a Fellow of the American College of Medical Practice Executives. He also serves on numerous national and local boards, including the Broward Health Foundation Board. We believe that Mr. Kent is qualified to serve as a member of our Board because of his significant knowledge of our Company and our key business partners and his significant knowledge of the industry in which we operate.

Solomon D. Trujillo has served as a member of our Board, as well as our Compensation Committee and Nominating and Corporate Governance Committee, since June 2021. In April 2023, Mr. Trujillo was elected to serve as our non-executive Chairman of the Board, and, since Cano Health becoming a public company in 2021, he was elected to serve as the Board’s lead independent director until his election to serve as our non-executive Chairman of the Board. Mr. Trujillo is the founder of Trujillo Group Investments, LLC, where he has served as Chairman since 2003. Mr. Trujillo has previously led 3 large market-cap global companies, including as the Chief Executive Officer and director of Telstra Corporation Limited (ASX: TLSYY), an Australian media and telecommunications company, from July 2005 to February 2009; as the Chief Executive Officer and director of Orange S.A. (formerly France Télécom, S.A.) (CAC 40: ORAN), a multinational telecommunications corporation, from February 2003 to April 2004; and from July 1995 until May 1998, he served as the Chief Executive Officer of US West Communications, Inc., a NYSE listed company, and from June 1998 until July 2002 he served as the Chairman and Chief Executive Officer of US West, Inc. (NYSE: USW). Mr. Trujillo currently serves on the board of directors of Western Union Company (NYSE: WU), a multinational financial services company. He previously served on the board of directors of globally branded companies, including PepsiCo (NASDAQ: PEP), Bank of America (NYSE: BAC), and Target Corporation (NYSE: TGT). He has also served on the boards of industry-leading companies, including EDS, Gannett Co., WPP plc (NYSE: WPP), and Fang Holdings Limited (NYSE: SFUN). Mr. Trujillo served as a trade policy advisor to both the Clinton and George W. Bush administrations and remains active in public policy issues related to trade, productivity, innovation and economic development. Mr. Trujillo is the Chairman and Founding Partner of New Cadence Productions, a U.S. television and film content creation studio for the New Mainstream audience. He also serves as a Senior Advisor for Bain & Company, Inc., a management consulting company, and serves on the board of advisors at the Stanford Center on Longevity. Mr. Trujillo is the sole member of Trujillo Group, LLC. He has also served as the Chairman and Chief Executive Officer of TruCo Technology, LLC from July 2013 until July 2021, the Chairman of Encantos from September 2020 until July 2022, and the Chairman of Agua Media from July 2021 until January 2023. Mr. Trujillo is the co-founder of L’ATTITUDE since January 2018, L’ATTITUDE Ventures since August 2022 and Latino Donor Collaborative, a non-profit organization dedicated to data and research regarding the US Latino cohort designed to highlight growth opportunities for all Americans and the Latino community’s power to uplift the economy, since January 2010. Mr. Trujillo received his BS and MBA from the University of Wyoming. We believe that Mr. Trujillo is qualified to serve as a member of our Board because of his significant knowledge of, and history with, our Company and his knowledge of the industry in which we operate.

Dr. Alan Muney has served as a member of our Board, as well as our Compensation Committee (Chairman) and Audit Committee, since June 2021. Dr. Muney is the founder and Chief Executive Officer of Alan M. Muney Advisory, LLC, which was formed in January 2020. Mr. Muney served as Chief Medical Officer of Cigna Corp. (NYSE: CI), a managed healthcare and insurance company, from October 2011 to December 2018, and as Executive Vice President of Total Health and Network from February 2017 to December 2018. Dr. Muney is also a member of the advisory board at SelectQuote, Inc. (NYSE: SLQT) since March 2022. Dr. Muney joined Cigna Corp. in March 2010 as Senior Vice President of Total Health and Network. Dr. Muney served as an executive director in the operations group at Blackstone Inc. (NYSE: BX), an alternative investment management company from 2007 to 2010, as well as the founder and Chief Executive Officer of Equity Healthcare, a division inside Blackstone that manages benefits and medical costs for Blackstone’s portfolio companies. Dr. Muney has also served as Senior Advisor at Curewell Capital since April 2022, as External Advisor at Bain & Company since October 2019, as Senior Advisor at New Enterprise Associates since August 2018, as Senior Advisor at Pritzker Private Capital between January 2018 and May 2022 and as Senior Advisor at Arsenal Capital Partners between April 2010 and April 2021. Dr. Muney has also served as a board member of KabaFusion Holdings LLC since 2017 and Alcresta Therapeutics, Inc. since December 2020. Dr. Muney received a BS in biology and a medical degree from Brown University, and a Masters in health administration from the University of La Verne. We believe that Dr. Muney is qualified to serve as a member of our Board because of his significant knowledge of the industry in which we operate.

Kim M. Rivera has served as a member of our Board, as well as our Nominating and Corporate Governance Committee (Chair) and Audit Committee, since June 2021. Ms. Rivera has served as Chief Legal and Business Officer of OneTrust LLC, a data privacy, security and governance software company, since March 2022. She previously served as Special Advisor to the Chief Executive Officer at the Hewlett-Packard Company (NYSE: HPQ), a multinational information technology company, from February 2021 through December 2021. From January 2019 to February 2021, Ms. Rivera served as Hewlett-Packard’s President, Strategy and Business Management and Chief Legal Officer. From November 2015 to January 2019, Ms. Rivera served as Chief Legal Officer and Corporate Secretary at Hewlett-Packard. From 2010 to 2015, Ms. Rivera served as the Chief Legal Officer and Corporate Secretary for DaVita HealthCare Partners Inc. (NYSE: DVA), a healthcare company. Previously, Ms. Rivera was the Chief Compliance Officer at the Clorox Company (NYSE: CLX), a global manufacturer and marketer of consumer and professional products, and the Chief Litigation Counsel for Rockwell Automation, Inc. (NYSE: ROK), an industrial automation and information technology company. Ms. Rivera was appointed to the board of Thompson Reuters Corporation (NYSE: TRI), a multinational media conglomerate, in 2019, where she serves on the Audit and Risk committees. Ms. Rivera received a JD from Harvard Law School and a BA from Duke University. We believe that Ms. Rivera is qualified to serve as a member of our Board because of her significant experience as a public company executive, as a strategic advisor and her knowledge of the industry in which we operate.

There are no family relationships between or among any of our directors or executive officers. The principal occupation and employment during the past 5 years of each of our directors was carried on, in each case except as specifically identified above, with a corporation or organization that is not a parent, subsidiary or other affiliate of us. There is no arrangement or understanding between any of our directors and any other person or persons pursuant to which they are to be selected as a director.

Information About Our Executive Officers

The names and age of all executive officers of the Company and the principal occupations and business experience for at least the last 5 years for each are set forth below as of March 1, 2024:

Name	Age	Position
Mark D. Kent	56	Chief Executive Officer and Director
Eladio Gil	59	Interim Chief Financial Officer
Robert Camerlinck	57	Chief Operating Officer
David Armstrong	58	General Counsel and Chief Compliance Officer

Mark D. Kent’s biographical information can be found in “Information About Our Directors” above.

Eladio Gil has served as the Company’s Interim Chief Financial Officer since September 2023. Prior to such appointment, Mr. Gil served as Chief Operating Officer of Care Management Resources, LLC, a subsidiary of the Company, since January 2018. Prior to that, Mr. Gil served as Vice President of Care Delivery for Humana Inc. from March 2014 to September 2017, as Chief Financial Officer of CarePlus Health Plans from September 2011 to February 2014 and Executive Director of the Long-Term Care Program of United Health Group from January 2008 to September 2011. Mr. Gil earned a Bachelor’s of Business Administration, Finance, with a minor in accounting, from Florida International University, is qualified as a CPA and is a member of the Florida Institute of Certified Public Accountants.

Robert Camerlinck has served as the Company’s Chief Operating Officer since August 2022. Prior to such appointment, from June 2020 Mr. Camerlinck served as President of Healthy Partners, Inc., a provider of primary care services that he founded in 1994, which the Company acquired in June 2020. From 2000 to May 2020, Mr. Camerlinck served as Healthy Partners, Inc.’s Chief Executive Officer.

David Armstrong, Esq. has served as the Company’s General Counsel and Chief Compliance Officer since August 2018. Mr. Armstrong also served as the Company’s Corporate Secretary until August 2023 when such role was assigned to Michael T. Sheehan, Esq. Mr. Armstrong is an experienced corporate generalist with substantial law firm and in-house experience representing all aspects of commercial operations. Prior to joining Cano Health, Mr. Armstrong served in a number of corporate roles including General Counsel, Chief Compliance Officer and Corporate Secretary of Promise Healthcare, Inc., a healthcare service provider, from May 2008 to December 2017; Senior Counsel Mid-Atlantic States for Kaiser Permanente, an integrated managed care consortium; and Assistant General Counsel at BlueCross BlueShield of Michigan, an independent licensee of Blue Cross Blue Shield Association. In addition, Mr. Armstrong has practiced law in private practice, most recently as partner in the Law Offices of Julie Allison, P.A. from December 2017 to August 2018, a full-service law firm with a national clientele of clients including entrepreneurs, hospitals, clinics, facilities, clinical laboratories, physicians, medical groups, insurance brokers and healthcare provider networks. Mr. Armstrong earned his JD (cum laude) from the University of Michigan Law School and his undergraduate degree from Michigan State University. Mr. Armstrong is a member of the Bar in Florida, Maryland, Pennsylvania and Michigan.

Involvement in Certain Legal Proceedings

On February 4, 2024, the Company, and certain of its direct and indirect subsidiaries, commenced filing voluntary petitions in the U.S. Bankruptcy Court for the District of Delaware seeking relief under Chapter 11 of the U.S. Code. Our bankruptcy proceedings are ongoing.

Audit Committee and Audit Committee Financial Expert

Our Board has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act, currently consisting of Angel Morales (Chairman), Carol Flaton, Dr. Alan Muney, and Kim Rivera. Our Board has affirmatively determined that each of Dr. Muney, Mr. Morales and Mmes. Flaton and Rivera meet the definition of an independent director for purposes of serving on the Audit Committee under Rule 10A-3 of the Exchange Act, NYSE rules and our Independence Guidelines (discussed below). Each member of the Audit Committee is financially literate and our Board has determined that Mr. Morales qualifies as an “audit committee financial expert” as defined in applicable SEC rules. The written charter for our Audit Committee is available at our corporate website at investors.canohealth.com/ir-home. The information found on, or accessible through, our website is not incorporated into, and does not form a part of, this report or any other report or document we file with or furnish to the SEC.

Code of Business Conduct and Ethics

Our Board has established a Code of Business Conduct and Ethics that applies to all our officers, directors and employees. Among other matters, our Code of Business Conduct and Ethics is designed to deter wrongdoing and to promote:

•honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications;

•compliance with laws, rules and regulations;

•prompt internal reporting of violations of the Code of Business Conduct and Ethics to appropriate persons identified in the Code of Business Conduct and Ethics; and

•accountability for adherence to the Code of Business Conduct and Ethics.

Any waiver of the Code of Business Conduct and Ethics for our directors or officers may be made only by our Board and will be promptly disclosed as required by applicable laws, rules or regulations. We intend to disclose on our website any amendment to, or waiver of, any provisions of our Code of Business Conduct and Ethics applicable to our directors and executive officers that would otherwise be required to be disclosed under applicable laws, rules or regulations. Our Code of Business Conduct and Ethics is available on our corporate website at investors.canohealth.com/governance/governance-documents/. The information found on, or accessible through, our website is not incorporated into, and does not form a part of, this report or any other report or document we file with or furnish to the SEC.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who beneficially own more than 10% of our Class A Common Stock or more than 10% of warrants to purchase such shares, to file initial reports of ownership and reports of changes in ownership of such shares or warrants with the SEC, and to furnish copies of such reports to the Company. Based solely on our review of the reports provided to us and on representations received from our directors and executive officers, we believe that all of our directors, executive officers and persons who beneficially own more than 10% of our Class A Common Stock and warrants to purchase such shares complied with all Section 16(a) filing requirements, with the following exceptions: a late Form 4 filing was made on behalf of David Armstrong with respect to a transaction occurring on May 31, 2023 to report the conversion of Class B Common Stock.

Item 11. Executive Compensation

Compensation Discussion & Analysis
The information presented in this Item 11, including this Compensation Discussion & Analysis (“CD&A”) describes our key compensation policies and determinations that applied to our named executive officers for 2023. When we refer to the “named executive officers” or NEOs in this CD&A, we are referring to the following individuals:

Name	Position
Mark Kent	Chief Executive Officer (appointed Interim CEO effective June 16, 2023; and appointed permanent CEO effective August 19, 2023)
Eladio Gil	Interim Chief Financial Officer (appointed to such position effective September 29, 2023)
Robert Camerlinck	Chief Operating Officer
David Armstrong	General Counsel and Chief Compliance Officer

Former Executives
Dr. Marlow Hernandez	Former Chief Executive Officer and Former Director (ceased service as CEO effective June 16, 2023 and as Director effective August 19, 2023)
Brian Koppy	Former Chief Financial Officer (ceased service as CFO effective September 28, 2023)
Dr. Richard Aguilar	Former Chief Clinical Officer (ceased service as CCO effective August 8, 2023)

The following discussion should be read together with the compensation tables and related disclosures set forth below. However, please note that as a result of the filing of our Chapter 11 Cases on February 4, 2024, our NEOs may not be entitled to receive or retain any equity awards referenced in this CD&A. Further, the terms and conditions of the RSA provide that, if implemented through a chapter 11 plan of reorganization approved by the Bankruptcy Court, all of the Company’s issued and outstanding Common Stock will be cancelled and extinguished upon consummation of the ongoing Chapter 11 restructuring.

Overview of Executive Compensation Program

Executive Compensation Objectives

Cano Health requires top talent with a wide range of skills, experience, and leadership qualities to guide the Company in support of its mission and create long-term value for our stockholders. The Compensation Committee’s goal is to implement an executive compensation program that is built upon the following 3 core objectives:

•Attracting, Motivating and Retaining the Right Talent. Executive compensation should be market-competitive in order to attract and retain highly motivated talent with a performance-driven mindset.

•Pay-for-Performance. A material portion of an executive’s target compensation should be at-risk and directly aligned with Company performance.

•Alignment with Stockholder Interests. Our executives’ interests should be aligned with the long-term interests of our stockholders.

Compensation Governance

The following features of our ongoing executive compensation program are designed to align with stockholder interests and compensation governance best practices:

What We Do	What We Don’t Do
*Pay for performance by providing a significant percentage of target annual compensation in the form of variable, at-risk compensation
*Pre-established performance goals that are aligned with creation of stockholder value
*Market comparison of executive compensation against a relevant peer group of companies
*Clawback policy
*Use of an independent compensation consultant reporting to the Compensation Committee and providing no other services to the Company

*No automatic or guaranteed annual salary increases or annual cash incentive payments
*No automatic “single-trigger” acceleration of equity awards upon a change of control
*No option repricing, backdating, or spring-loading
*No excessive perquisites to our NEOs
*No supplemental executive retirement plans
*No hedging of Company securities
*No excise tax gross-ups

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

Compensation Committee
•Reviews and approves base salaries, annual cash incentive targets and earned cash incentive compensation, as well as equity incentive targets and earned equity compensation for NEOs
•Reviews current compensation levels of NEOs, considers competitive compensation for comparable positions and assesses NEO performance as compared to expectations and objectives
•Approves incentive compensation programs and performance goals for the Annual Incentive Plan and Long-Term Incentive Plan
•Approves all compensation for NEOs

Board of Directors	•Reviews and ratifies compensation for the CEO and other NEOs
Independent Committee Consultant — FW Cook & Willis Towers Watson
•Provides independent advice, research, and analytical services to the Compensation Committee with respect to executive compensation matters
•Participates in Compensation Committee meetings as requested and communicates with the Chairperson of the Compensation Committee between meetings
•Reports to the Compensation Committee, does not perform any other services for the Company, and has no economic or other financial ties to the Company or the management team that could reasonably be expected to compromise its independence or objectivity
•Our Compensation Committee has assessed the independence of FW Cook and Willis Towers Watson and has concluded that their respective engagements do not raise any conflict of interest

CEO and Management
•Management, including the CEO, develops preliminary recommendations regarding compensation matters with respect to the NEOs and other senior executives, and provides the preliminary recommendations to the Compensation Committee
•Responsible for the administration of the compensation programs after Compensation Committee decisions are approved

Use of Peer Group and General Market Data

After consultation with its independent compensation consultant, FW Cook, the Compensation Committee determined to use the following peer group of 16 companies for 2023, which was the same peer group used for 2022:

•1Life Healthcare •Acadia Healthcare •Addus HomeCare •Amedisys •Apollo Medical Holdings •CorVel	•Encompass Health •LHC Group •MEDNAX •National HealthCare •Oak Street Health	•RadNet •Surgery Partners •Teladoc Health •The Ensign Group •U.S. Physical Therapy

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

Consideration of 2023 Say-On-Pay Advisory Vote

The Compensation Committee considered the results of our stockholder “say-on-pay” advisory vote from the 2023 Annual Stockholders’ Meeting. Notwithstanding “for” recommendations by both of the major proxy advisory firms (ISS and Glass Lewis), the 2023 say-on-pay resolution failed to receive majority support, with only 26.8% of the votes being cast in support of the resolution at the 2023 Annual Stockholders’ Meeting. Given the (i) overwhelming support of approximately 97% for our 2021 executive compensation program reflected in the say-on-pay vote in 2022 and the fact that, from a stockholder perspective, we did not make any material adverse changes to the program’s structure for 2022 compared with 2021; (ii) the “Low Concern” assessment by ISS in its quantitative pay for performance evaluation; and (iii) similar conclusion by Glass Lewis that 2022 pay outcomes were aligned with the stockholder experience, we believe that the failed say-on-pay vote in 2023 was a consequence of the detrimental impact of the dissident proxy contest which was then underway, rather than a reflection of problematic pay practices within the Company’s executive compensation program. The Compensation Committee will continue to review and evolve the design of the Company’s executive compensation program in light of the Company’s ongoing Chapter 11 Cases and its Transformation Plan.

Named Executive Officer Compensation

Annual Base Salary

Annual base salaries are a fixed amount paid to each executive for performing their normal duties and responsibilities of employment. We determine the amount based on the executive’s overall performance, level of responsibility, tenure and experience in role, and market data. During 2023, the Compensation Committee in collaboration with the independent compensation consultant conducted a market study and determined that certain executives had fallen below competitive market ranges and thus made the decision to increase the salaries for Messrs. Armstrong, Hernandez, Koppy, and Aguilar to align base compensation to market levels. The effective date of this change was April 2, 2023. Separately, effective May 14, 2023 Mr. Camerlinck’s salary was reduced to align with market levels of compensation, provided that his variable incentive was increased concurrently, as he did not previously have a variable compensation target. Additionally, Mr. Kent’s base salary was increased on June 16, 2023 in connection with his promotion to Interim CEO (prior to his appointment as permanent CEO in August 2023) and Mr. Gil’s salary was increased on September 28, 2023 in connection with his promotion to Interim CFO. The 2022 and 2023 annual base salaries in effect as of each fiscal year end (or, with respect to a former NEO, as in effect on the last date of employment) are set forth below:

	2022 Annual Base Salary	2023 Annual Base Salary
Mark Kent	-Not an NEO during 2022-	$475,000
Eladio Gil	-Not an NEO during 2022-	$300,000
Robert Camerlinck	$468,277	$378,000
David Armstrong	$235,000	$290,000
Dr. Marlow Hernandez (former NEO-departed June 2023 as CEO and August 2023 as director)	$350,000	$403,000

	2022 Annual Base Salary	2023 Annual Base Salary
Brian Koppy (former NEO-departed September 2023)	$325,000	$344,000
Dr. Richard Aguilar (former NEO-departed August 2023)	$300,000	$321,000

Annual Incentive Plan (“AIP”)

Our AIP is a cash-based program that was designed to drive the achievement of our critical annual financial and strategic goals, which are key indicators of effective operational performance and should build the foundation for long-term stockholder value creation. For 2023, the design of the AIP framework was structured as follows:

For 2023, the target annual incentive opportunity for each of our NEOs was as follows:

2023 Target Annual Incentive
Mark Kent	$325,000
Eladio Gil	$105,000
Robert Camerlinck	$150,000
David Armstrong	$116,000
Dr. Marlow Hernandez*	$227,000
Brian Koppy*	$209,000
Dr. Richard Aguilar*	$139,000
*The former executives were not eligible to participate in the 2023 AIP following their termination of employment. Please see “Potential Payments Upon Termination or Change in Control” for discussion of termination-related payments, as applicable.

Annual incentive payments were designed to range from 0% to 150% (representing a reduction from the 2022 maximum of 200%) of the target award opportunity, based on performance relative to goals, as determined by the Compensation Committee. The Compensation Committee established the following goals and weighting under the 2023 AIP:

Metric	Weighting	Rationale for Metric
Adjusted EBITDA[1]	20%	Key measure of our operating profitability
Cash Flow from Operations (excluding interest expense)	20%	Key measure of our ability to generate cash
Medical Cost Ratio	20%	Key measure to assess the cost of healthcare as a proportion of revenue generated
Revenue	10%	Key top-line financial metric
1 Adjusted EBITDA is defined as net income (loss) before interest, income taxes, depreciation and amortization, adjusted to add back the effect of certain expenses, such as stock-based compensation expense, non-cash goodwill impairment loss, transaction costs, restructuring and other charges, fair value adjustments in contingent consideration, loss on extinguishment of debt and changes in fair value of warrant liabilities.

Adjusted SG&A2	15%	Key measure of cost control
Strategic Objectives relating to Net Promoter Score and Healthcare Effectiveness Data and Information Set (“HEDIS”) (Stars)	15%	Key external measures of patient satisfaction and service quality

The 2023 AIP performance levels were intended to be rigorous, such that achieving threshold levels would represent minimum acceptable performance and achieving maximum levels would represent outstanding performance. The threshold, target and maximum performance and payout opportunities under the 2023 AIP (subject to interpolation between points), along with the actual performance achieved and related weighted score, are set forth below:

($ in millions)	Threshold	Target	Maximum	Actual
Payout %	50%	100%	150%	21%

Adjusted EBITDA	$82.8	$97.4	$131.5	$(243.70)
Cash Flow from Operations (excluding interest expense)	$10.2	$20.4	$40.9	$(54.40)
Medical Cost Ratio	81.5%	81.0%	80.0%	93%
Revenue	$3,100	$3,261.50	$3,415	$3,137.80
Adjusted SG&A	$318.2	$303.1	$287.9	$249.90
Strategic Objectives	50%	100%	150%	—%

At a meeting in November 2023, the Compensation Committee considered the expected annual bonus payouts under the 2023 AIP, which was projected to payout at approximately 25% of target. The Committee also considered its prior year decision to pay zero bonuses for 2022 and the critical need to retain the current NEOs during the transformative restructuring effort that was underway and to secure their continued focus on the execution of the Company’s strategic objectives. After careful deliberation, the Compensation Committee approved the following 2023 annual bonuses for the current NEOs in its discretion, which, prior to the adoption of the 2024 Retention Program (discussed below), were expected to be payable in March 2024 subject to each NEO’s continued employment through the bonus payment date:

	Target 2023 Annual Incentive	Approved (but waived) 2023 Annual Incentive	Payment that would have been Earned Based on Actual Results Against 2023 Annual Incentive Targets	Actual 2023 Annual Incentive Payment
Mark Kent	$325,000	$150,000	$66,731
Note: Pursuant to the terms of the January 31, 2024 Executive Retention Agreements entered into with each NEO as part of implementing the 2024 Retention Program, each NEO has waived their right to receive the approved 2023 annual incentive payments. Consequently, no payments will be made under the 2023 AIP to the NEOs.

Eladio Gil	$105,000	$50,000	$21,559
Robert Camerlinck	$150,000	$65,000	$31,578
David Armstrong	$116,000	$50,000	$24,420

2 Adjusted SG&A excludes stock compensation and rent expense.

2023 Long-Term Incentive Plan (“LTIP”)

Long-term equity incentive awards under our LTIP were designed to enable us to align our NEOs’ interests with those of our stockholders by giving them a meaningful ownership interest in our Company. When the LTIP was designed, we believed that equity awards would provide our NEOs with a direct interest in our long-term performance and create an ownership mindset.

For 2023, our NEOs were eligible to receive annual equity incentive awards in the form of performance stock units (“PSUs”) and time-based restricted stock units (“RSUs”). All equity awards were approved by the Compensation Committee or our Board. The target value of each executive’s annual equity award opportunity was intended to be market competitive and reflective of such executive’s skill set, experience, role, and responsibilities. The number of shares of the Company’s Class A Common Stock underlying the target value of the awards was determined by dividing the grant date value by the average closing price of the Company’s Class A Common Stock over the previous 20 trading days, inclusive of the date of grant.

Target Value of 2023 LTIP
Mark Kent*	$1,500,000
Note: As a result of the filing of our Chapter 11 Cases, our NEOs may not be entitled to receive or retain any property or interest in property on account of any equity interests under the 2023 LTIP. We do not expect that our NEOs will receive any value for stock-based awards upon emergence from Chapter 11 bankruptcy. Further, the terms and conditions of the Restructuring Support Agreement provide that all of the Company’s issued and outstanding Common Stock will be cancelled and extinguished upon consummation of a restructuring under the chapter 11 plan.

Eladio Gil**	$400,000
Robert Camerlinck	$1,000,000
David Armstrong	$458,000
Dr. Marlow Hernandez***	$2,809,000
Brian Koppy***	$1,038,000
Dr. Richard Aguilar***	$966,000

*Mr. Kent was granted equity awards on May 31, 2023 at his target value of 2023 that corresponded with his role as the Company’s Chief Strategy Officer. In connection with Mr. Kent’s promotion to the role as the Company’s Interim Chief Executive Officer in June 2023, the target value of his annual 2023 LTIP award was increased to $1,500,000, which is the amount represented in the table. On July 12, 2023, Mr. Kent was granted equity awards corresponding to the difference in the target value between his Chief Strategy Officer and Interim Chief Executive Officer 2023 LTIP awards, as well as a one-time grant of RSUs in connection with his promotion to the role as the Company’s Interim Chief Executive Officer with a target grant date value of $1,500,000 (the “Kent Promotion RSUs”). The Kent Promotion RSUs are scheduled to vest on July 12, 2024, subject to Mr. Kent’s continued employment with the Company on such date.
**Mr. Gil’s Annual LTIP Target was set at the time of his promotion to the role as the Company’s Interim Chief Financial Officer in September 2023, thus it was agreed by the Compensation Committee that he would receive his LTIP grant beginning under the 2024 Executive LTIP program.
***The former executives were not eligible to participate in the 2023 LTIP following their termination of employment. Please see “Potential Payments Upon Termination or Change in Control” for discussion of termination-related payments, as applicable.

The table below summarizes the key features of our NEOs’ 2023 LTIP equity awards, prior to giving effect to the NEOs waiving their right to receive such awards:

Equity Award	Target 2023 LTIP Weight	Key Features
Performance Stock Units (PSU)	70%
PSUs were designed to incentivize achievement of critical financial objectives, while aligning executives’ interests with those of our stockholders.

PSUs were designed to cliff-vest based on achievement of a 3-year Adjusted EBITDA goal.

Note: As a result of the filing of our Chapter 11 Cases, our NEOs may not be entitled to receive or retain any property or interest in property on account of any equity interests under the 2023 LTIP. We do not expect that our NEOs will receive any value for stock-based awards upon emergence from Chapter 11 bankruptcy. Further, the terms and conditions of the Restructuring Support Agreement provide that all of the Company’s issued and outstanding Common Stock will be cancelled and extinguished upon consummation of a restructuring under the chapter 11 plan.

Time-Based Restricted Stock Units (RSU)	30%
RSUs were designed to foster retention, while aligning executives’ interests with the interests of our stockholders.

RSUs were designed to vest annually over a 3-year period commencing March 15, 2024, subject generally to continued employment on each vesting date.

See “Grants of Plan-Based Awards for Fiscal Year 2023” for additional information about the 2023 LTIP awards. In addition, please refer to our 2023 Proxy Statement filed with the SEC on May 22, 2023 under the heading "2022 Long-Term Incentive Plan ("LTIP")" for a discussion of LTIP awards formally granted in March 2023 with respect to the 2022 performance period.

2023 Retention Award for David Armstrong

In order to incentivize Mr. Armstrong to remain with the Company, the Compensation Committee awarded Mr. Armstrong a $125,000 cash retention award in September 2023. The retention award was payable in two equal installments on December 1, 2023 and April 15, 2024, subject to his continued employment through each payment date. While Mr. Armstrong received the first installment of such retention award on December 1, 2023, he subsequently waived the second installment in connection with the Company’s implementation of the 2024 Retention Program pursuant to the terms and conditions of his January 31, 2024 Executive Retention Agreement. See discussion under “Executive Retention Agreements.”

2024 Key Compensation Developments

As previously disclosed, in connection with the Chapter 11 Cases which began on February 4, 2024, the Company has implemented certain programs and initiatives that are designed to retain the current NEOs and other key employees with the goal of facilitating the Company’s stability and continuity during the Chapter 11 restructuring (the “2024 Retention Program”). The 2024 Retention Program was designed with the assistance of the Company’s advisors and reviewed by Willis Towers Watson, the Compensation Committee’s independent compensation consultant who was retained specifically to assist with designing this program. On January 31, 2024, the Company’s Board of Directors approved and adopted the 2024 Retention Program and awarded the NEOs the following 2024 retention awards:

2024 Retention Program Award
Mark Kent	$3,750,000
Eladio Gil	$950,000
Robert Camerlinck	$1,065,000
David Armstrong	$462,500

The 2024 Retention Program awards were paid as a lump-sum cash payment to the current NEOs on February 2, 2024. The payments are subject to clawback of the gross amount if the NEO terminates their employment without “good reason” (as defined in the Executive Retention Agreement) or if the Company terminates their employment for “cause” (as defined in the Executive Retention Agreement), in each case prior to the award becoming fully vested. Furthermore, each NEO has agreed to forfeit any right or entitlement to incentive-based compensation under the Company’s (i) 2024 annual incentive plan; (ii) 2024 long-term incentive plan; (iii) the 2023 AIP payout due in March 2024; and (iv) the remaining 50% payment under the Company’s retention program initiated in September 2023, if applicable. See discussion under “Executive Retention Agreements.”

Other Compensation and Governance Matters

Employment Agreements

We have entered into employment agreements with each of our current NEOs which provide for “at will” employment. Each of these employment agreements for our NEOs were described in and attached as exhibits to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2024. Each of our current NEOs is also subject to a non-competition, non-solicitation, confidentiality, and assignment agreement, which provides for a perpetual post-termination confidentiality covenant as well as non-competition and non-solicitation of customers, employees and consultants covenants that apply during employment and for 1 year following termination, subject to the type of termination in the case of the non-competition provision. Mr. Armstrong has specially designed ethical restrictive covenants to account for the challenges faced by enforcing non-compete agreements with attorneys. For additional information regarding the material terms of each such NEO’s employment agreement, please see the section below entitled “Employment Agreements with Named Executive Officers.”

Retirement, Health, Welfare, Perquisites and Personal Benefits

Our NEOs are eligible to participate in our employee benefit plans and programs, including medical and dental benefits, flexible spending accounts, short- and long-term disability, and life insurance, to the same extent as our other full-time employees, subject to the terms and eligibility requirements of those plans.

We sponsor a 401(k) defined contribution plan in which our U.S.-based NEOs may participate, subject to limits imposed by the Internal Revenue Code of 1986, as amended (the “Code”), to the same extent as our other U.S.-based regular employees.

Employee Stock Purchase Plan

Until it was suspended in December 2023, pursuant to our employee stock purchase plan, employees, including our NEOs, had the opportunity to purchase shares of our Class A Common Stock at a discount through payroll deductions. The purpose of the employee stock purchase plan is to encourage our employees, including our NEOs, to become our stockholders and better align their interests with those of our other stockholders.

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

We also have an anti-pledging policy whereby no executive officer or director may pledge the Company’s securities as collateral for a loan (or modify an existing pledge), unless the pledge has been approved by the Audit Committee. As described earlier in this CD&A, we had a pay-for-performance compensation philosophy under which compensation was predominantly earned and delivered in the form of equity. Given that our executive compensation program was heavily weighted towards equity, we believe that permitting a limited amount of pledging may be necessary and appropriate because it can mitigate the need for executives to sell Company shares to address unanticipated or urgent personal and family liquidity needs. As part of its risk oversight function, the Audit Committee reviews any share pledges to assess whether such pledging poses an undue risk to the Company. As of December 31, 2023, there were no outstanding pledges for our NEOs and directors.

Clawback Policy

Cano Health has adopted a clawback policy for compliance with the NYSE listing standards and Section 10D of the Exchange Act effective October 2, 2023, a copy of which is filed as an exhibit to this 2023 Form 10-K, and which is incorporated by reference herein in its entirety. The clawback policy applies to current or former Section 16 officers and to other designated employees in the event that the Company is required to prepare an accounting restatement due to the material noncompliance of the Company with any financial reporting requirement under the securities laws.

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

Dr. Alan Muney, Chairman
Patricia Ferrari
Angel Morales
Solomon Trujillo

The material in this report is not “soliciting material,” is furnished to, but not deemed “filed” with, the Commission and is not deemed to be incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act, other than the Company’s Annual Report on Form 10-K, where it shall be deemed to be “furnished,” whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

2023 Summary Compensation Table

The following table presents information regarding the compensation earned or received by our NEOs during the fiscal years ended December 31, 2023, December 31, 2022 and December 31, 2021.

Name and Principal Position	Year	Salary ($)[3]	Bonus ($)[4]	Stock Awards ($)[5]	Option Awards ($)[6]	Non-Equity Incentive Plan Compensation ($)[7]	All Other Compensation ($)[8]	Total ($)
Mark Kent Chief Executive Officer	2023	312,981	—	3,216,855	—	—	—	3,529,836
Eladio Gil Interim Chief Financial Officer	2023	236,154	—	45,902	—	—	—	282,056
Robert Camerlinck Chief Operating Officer	2023	413,547	—	1,147,984	134,225	—	—	1,695,756
	2022	468,623	—	3,187,382	44,798	—	2,882	3,703,685
David Armstrong General Counsel & Chief Compliance Officer	2023	275,188	62,500	560,191	133,497	—	—	1,031,376
	2022	235,000	—	687,981	108,601	—	8,969	1,040,551
	2021	235,000	—	4,800,642	2,537,958	138,630	1,808	7,714,038
Dr. Marlow Hernandez Former Chief Executive Officer	2023	181,380		3,362,266	664,027		207,532	4,415,205
	2022	350,000		3,421,127	539,999		8,881	4,320,007
	2021	350,000		19,074,480	11,914,500	344,116	2,900	31,685,996
Brian Koppy Former Chief Financial Officer	2023	268,246		1,238,150	236,600			1,742,996
	2022	325,000		953,723	142,322		8,900	1,429,945
	2021	237,500	600,000	7,705,606	1,690,000	283,643	1,375	10,518,124
Dr. Richard Aguilar Former Chief Clinical Officer	2023	198,716		1,156,491	177,996		115,650	1,648,853
	2022	300,000		919,032	144,802			1,363,834
	2021	289,423		7,013,142	2,537,958	235,966		10,076,489

Grants of Plan-Based Awards for Fiscal Year 2023

The following table sets forth certain information with respect to each grant of an award made to a NEO in the fiscal year ended December 31, 2023.

3 Amounts shown for 2023 reflect actual salary earned in 2023, including increases during 2023 in connection with (i) Mr. Kent's promotion to Chief Strategy Officer and subsequently to CEO; (ii) Mr. Gil's promotion to Interim Chief Financial Officer; and (iii) and market adjustments for Messrs. Camerlinck and Armstrong as part of an executive team benchmarking exercise.
4 Amounts shown are in connection with (i) a 2023 Retention Program in which Mr. Armstrong participated, and (ii) Mr. Koppy's sign-on bonus at the time of his hiring.
5 Amounts shown reflect the grant date fair value of RSUs granted during the fiscal years ended December 31, 2023, December 31, 2022 and December 31, 2021, as applicable, computed in accordance with FASB Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”), excluding any estimates of forfeitures related to service-based vesting conditions. For information regarding assumptions underlying the valuation of equity awards, see “Note 18, Stock-Based Compensation,” to our audited consolidated financial statements in this 2023 Form 10-K. The amounts reported in this column reflect the accounting cost for these RSUs and do not correspond to the actual economic value that may be received by the NEOs upon any vesting or settlement of the RSUs. Assuming the PSUs granted in 2023 were valued based on the maximum outcome of the applicable performance condition, the total fair value for the PSU awards reported for 2023 would be as follows: $1,603,538 for Mr. Kent; $1,138,116 for Mr. Camerlinck; $521,220 for Mr. Armstrong; $3,197,292 for Dr. Hernandez; $1,181,364 for Mr. Koppy and $1,099,560 for Dr. Aguilar.
6 Amounts shown reflect the grant date fair value of stock options granted during the fiscal years ended December 31, 2023, December 31, 2022, and December 2021. The grant date fair value was computed in accordance with FASB ASC Topic 718, excluding any estimates of forfeitures related to service-based vesting conditions. With respect to option awards granted in 2021 which are earned based on market-based conditions, the fair value was estimated using a Monte Carlo simulation model. With respect to option awards granted in 2022, such awards are not earned based on market-based conditions and therefore a Monte Carlo simulation would not be applicable. For information regarding assumptions underlying the valuation of equity awards, see “Note 18, Stock-Based Compensation,” to this 2023 Form 10-K. The amounts reported in this column reflect the accounting cost for these stock options and Class B Common Stock, as applicable, and do not correspond to the actual economic value that may be received by the NEOs upon any vesting or settlement of the Class B Common Stock or the exercise of the stock options or sale of the shares of our Class A Common Stock underlying such stock options, as applicable.
7 For the 2021 fiscal year, in order to conserve the Company’s cash, 100% of the earned annual incentive plan compensation for Dr. Hernandez and approximately 49% of the earned annual incentive plan compensation for each other NEO was delivered in the form of RSUs, subject to a further 2-year vesting requirement.
8 Amounts shown represent employer matching contributions under our 401(k) Plan for fiscal years ended December 31, 2022 and December 31, 2021. Separately, for Drs. Hernandez and Aguilar, the amounts include the Company’s contribution toward health insurance premiums under COBRA paid in 2023 as well as cash severance payments in connection with their respective separation agreements paid for the fiscal year ended December 31, 2023. Further details regarding Drs. Hernandez’s and Aguilar’s severance payments can be found in the section below titled “Potential Payments Upon Termination or Change in Control.” Cash severance and Continued Benefits that are included in the “Potential Payments Upon Termination or Change in Control” disclosure for Drs. Hernandez and Aguilar that are not included in the Summary Compensation Table were not paid or accrued for 2023 because these executives were not in compliance with their applicable ongoing restrictive covenants.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards [9]
Name	Grant Date	Committee Approval	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)[10]	All Other Option Awards: Number of Shares of Underlying Options (#)[11]	Exercise Price of Option Awards ($/share)[12]	Grant Date Fair Value of Stock and Option Awards ($)[13]
Mark Kent	5/31/2023	5/31/2023							1,753			238,408
	5/31/2023	5/31/2023				1,315	2,630	3,945				357,680
	7/12/2023	7/12/2023							2,162			304,842
	7/12/2023	7/12/2023				2,523	5,045	7,568				711,345
	7/12/2023	7/12/2023							11,380			1,604,580
	n/a		16,250	325,000	487,500
Eladio Gil	11/10/2023	9/28/2023							7,676			45,902
	n/a		4,136	82,726	124,089
Robert Camerlinck	3/31/2023	3/31/2023								1,475	91.00	134,225
	3/31/2023	3/31/2023							704			64,064
	5/31/2023	5/31/2023				2,790	5,579	8,369				758,744
	5/31/2023	5/31/2023							2,391			325,176
	n/a		7,500	150,000	225,000
David Armstrong	3/31/2023	3/31/2023								1,467	91.00	133,497
	3/31/2023	3/31/2023							701			63,791
	5/31/2023	5/31/2023				1,278	2,555	3,833				347,480
	5/31/2023	5/31/2023							1,095			148,920
	n/a		5,800	116,000	174,000
Dr. Marlow Hernandez	3/31/2023	3/31/2023								7,297	91.00	664,027
	3/31/2023	3/31/2023							3,486			317,226
	5/31/2023	5/31/2023				7,837	15,673	23,510				2,131,528
	5/31/2023	5/31/2023							6,717			913,512
	n/a		11,350	227,000	340,500
Brian Koppy	3/31/2023	3/31/2023								2,600	91.00	236,600
	3/31/2023	3/31/2023							1,242			113,022
	5/31/2023	5/31/2023				2,896	5,791	8,687				787,576
	5/31/2023	5/31/2023							2,482			337,552
	n/a		10,450	209,000	313,500
Dr. Richard Aguilar	3/31/2023	3/31/2023								1,956	91.00	177,996
	3/31/2023	3/31/2023							1,201			109,291
	5/31/2023	5/31/2023				2,695	5,390	8,085				733,040
	5/31/2023	5/31/2023							2,310			314,160
	n/a		6,950	139,000	208,500
9 RSU awards shown were granted as performance-based awards in connection with the 2023 Executive AIP and if earned, would vest on March 15, 2026, subject to the Company achieving its Adjusted EBITDA objective at threshold, target, and maximum levels of $180 million, $200 million, or $270 million, respectively.
10 RSU awards granted on March 31, 2023 were issued in connection with the 2022 Executive AIP, are subject to time-based vesting, and are scheduled to vest annually over the 2-year period commencing on December 31, 2023, subject generally to continued employment on each vesting date. RSU awards granted on May 31, 2023 were granted in connection with the 2023 Executive AIP, are subject to time-based vesting, and are scheduled to vest annually over a 3-year period commencing on March 15, 2024. The RSUs granted to Mr. Kent in July 2023 were granted in connection with his promotion to Interim CEO and follow the same vesting schedules as the May 2023 awards for both the service-based and performance-based grants, except for the promotional award in the amount of 11,380 shares, which are scheduled to vest on July 12, 2024. The RSUs granted to Mr. Gil in November 2023 were granted in connection with his promotion to Interim CFO and are subject to a 1-year vesting period from the grant date.
11 Each stock option granted in 2023 is subject to time-based vesting and is scheduled to vest annually over a 4-year period commencing March 15, 2024, subject generally to continued employment on each vesting date. Such options were granted in connection with the 2022 Executive AIP.
12 The option price shown is based on the closing price of the Company’s Class A Common Stock as reported on the NYSE on the grant date.
13 The amounts reported in this column represent the aggregate grant date fair value of the RSUs and stock options, as applicable, granted to the NEO in the fiscal year ended December 31, 2023, calculated in accordance with FASB ASC Topic 718. Such aggregate grant date fair values do not take into account any estimated forfeitures related to service-vesting conditions. For information regarding assumptions underlying the valuation of equity awards, see “Note 18, Stock-Based Compensation,” to this 2023 Form 10-K. The amounts reported in this column reflect the accounting cost for these RSUs and stock options, as applicable, and do not correspond to the actual economic value that may be received by the NEOs upon any vesting or settlement of the RSUs or the exercise of the stock options or sale of the shares of Class A Common Stock underlying such stock options, as applicable.

Outstanding Equity Awards at 2023 Fiscal Year End

The table below sets forth information regarding outstanding equity awards held by our NEOs as of December 31, 2023.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

		Option Awards					Stock Awards
				Equity Incentive Plan Awards					Equity Incentive Plan Awards
		Number of Securities Underlying Un-exercised Options
Name	Equity Award Grant Date	Exercisable (#)	Unexercisable (#)	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($) [1]	Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($) [2]
Mark Kent	5/31/2023						1,753 [3]	10,290
	5/31/2023								1,315 [12]	7,719
	7/12/2023						2,162 [3]	12,691
	7/12/2023								2,523 [12]	14,807
	7/12/2023						11,380 [4]	66,801
Eladio Gil	11/10/2023						7,676 [4]	45,058
Robert Camerlinck	6/03/2021			6,004 [5]	1,475	6/31/2031
	3/15/2022	28 [6]	87 [6]		603	3/15/2032
	3/15/2022						1,426 [10]	8,371
	8/10/2022						1,875 [9]	11,006
	3/31/2023		1,475 [7]		91	3/31/2033
	3/31/2023						35,211	2,066
	5/31/2023								2,790 [12]	16,374
	5/31/2023						2,391 [3]	14,035
David Armstrong	6/03/2021			6,004 [5]	1,475	6/3/2021
	6/03/2021						250 [8]	1,467
	9/21/2021						1,426 [10]	8,371
	3/15/2022	69 [6]	210 [6]		603	3/15/2032
	3/31/2023		1,467 [7]		91	3/31/2033
	3/31/2023						350 [11]	2,055
	5/31/2023								1,278 [12]	7,499
	5/31/2023						1,095 [3]	6,428
Dr Marlow Hernandez	6/03/2021			28,200 [5]	1,475	6/3/2021
	9/21/2021						6,697	39,311
	3/15/2022	347 [6]	1,044 [6]		603	3/15/2032
	3/31/2023		7,297 [7]		91	3/31/2033
	3/31/2023						1,743 [11]	10,231
	5/31/2023								7,837 [12]	46,000
	5/31/2023						6,717 [3]	39,429

Brian Koppy [13]

Dr. Richard Aguilar [13]

(1). This column represents the aggregate fair market value of the shares underlying the RSUs as of December 31, 2023, based on the closing price of our Class A Common Stock as reported on the NYSE of $5.87 per share on December 29, 2023 (the last trading day in such fiscal year).
(2). This column represents the aggregate fair market value of the shares underlying the performance-based RSUs assuming a threshold level of performance, as of December 31, 2023, based on the closing price of our Class A Common Stock as reported on the NYSE of $5.87 per share on December 29, 2023 (the last trading day in such fiscal year).
(3). This RSU award is scheduled to vest in 3 equal annual installments on each of March 15, 2024, 2025 and 2026, subject generally to each NEO’s continued employment.
(4). This RSU award was issued in connection with the executive's promotion and is scheduled to vest 1 year from the grant date, subject generally to each NEO’s continued employment.
(5). This stock option is scheduled to be earned in equal 25% portions if the per share price of our Class A Common Stock equals or exceeds $20 per share, $30 per share, $35 per share or $40 per share, in each case for at least 20 consecutive trading days prior to the 3rd anniversary of the June 3, 2021 closing of our business combination. Once a stock price hurdle is satisfied, 50% of the earned portion of the stock option is scheduled to vest on the 1st anniversary of such date and the remaining 50% vests on the 2nd anniversary of such date, subject to the NEO’s continued employment on each vesting date or the NEO’s termination by us without “cause” (as defined in each NEO’s employment agreement) or due to the NEO’s death or disability.
(6). This stock option is scheduled to vest in 4 equal annual installments, on each anniversary of March 15, 2022, subject generally to continued employment on each vesting date.
(7). This stock option is scheduled to vest in 4 equal annual installments, on each anniversary of March 31, 2023, subject generally to continued employment on each vesting date.
(8). The Company commenced expensing this award on June 3, 2021, the closing of our business combination, but this award was granted effective upon the date of the filing of the Form S-8. This RSU award is scheduled to vest in 3 equal annual installments on each of the 2nd, 3rd and 4th anniversaries of the closing of our business combination, subject generally to each NEO’s continued employment.
(9). This RSU award is scheduled to vest in 4 equal annual installments, on each anniversary of August 10, 2022, subject generally to Mr. Camerlinck’s continued employment.
(10). This RSU award is scheduled to vest in 3 equal annual installments on each of August 24, 2023, 2024 and 2025, subject generally to each NEO’s continued employment.
(11). This RSU award is scheduled to vest in 2 equal annual installments on each of December 31, 2023 and 2024, subject generally to each NEO's continued employment.
(12). This RSU award, if earned, is scheduled to vest on March 15, 2026, subject to the Company achieving its Adjusted EBITDA objective at threshold, target, and maximum levels of $180 million, $200 million, or $270 million, respectively, subject generally to each NEO's continued employment and is presented in the table assuming target performance.
(13). Mr. Koppy and Dr. Aguilar held no equity awards as of the year ended December 31, 2023.

Option Exercises and Stock Vested in Fiscal Year 2023

The following table sets forth the aggregate number of shares of our Class A Common Stock earned by our NEOs upon vesting of RSUs and the value realized during the fiscal year ended December 31, 2023. During the fiscal year ended December 31, 2023, none of our NEOs exercised any stock options.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)[14]
Mark Kent	—	—
Eladio Gil	—	—
Robert Camerlinck	1,923	114,459
David Armstrong	1,815	39,759
Dr. Marlow Hernandez	8,213	102,466
Brian Koppy	1,410	133,410
Dr. Richard Aguilar	500	73,000

Potential Payments Upon Termination or Change in Control

The following tables present information in dollars concerning estimated payments and benefits that would be provided to our NEOs in the event of certain qualifying terminations of employment, including qualifying terminations of employment in connection with a change in control of the Company. The payments and benefits set forth below are estimated assuming that the termination or change in control event occurred on the last business day of our fiscal year ended December 31, 2023, using the $5.87 per share closing market price of our Class A Common Stock on December 29, 2023 (the last trading day in such fiscal year). Actual payments and benefits could be different if such events were to occur on any other date or at any other price or if any other assumptions are used to estimate potential payments and benefits. However, for Drs. Hernandez and Aguilar, whose employment terminated on June 16, 2023 and August 16, 2023, respectively, such amounts represent the severance that each of them were entitled to receive in connection with their actual terminations of employment in accordance with their separation agreements and the underlying terms of their employment agreements, disregarding the dispute described under the heading in Note 19, “Commitments and Contingencies – Legal Matters,” as such dispute may reduce the amount of severance they are actually entitled to receive. Mr. Koppy resigned effective September 28, 2023 and he received no severance in connection with his departure.
14 The value realized upon vesting of RSUs is calculated by multiplying the number of RSUs vested by the closing market price of a share of our Class A Common Stock as reported on the NYSE on such vesting date (or, if no market quotations are reported for such date, the most recent preceding date for which there are market quotations).

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

	Qualifying Termination Not in Connection with a Change in Control [1]				Qualifying Termination in Connection with a Change in Control						Termination due to death or disability
Name	Cash Severance [2]	Continued Benefits [3]	Equity Acceleration/Continued Vesting [7]	Total	Cash Severance [4]		Continued Benefits [3]		Equity Acceleration [5]	Total	Cash Severance	Continued Benefits	Equity Acceleration [6]	Total
Mark Kent	3,600,000	—	—	3,600,000	3,600,000		—		—	3,600,000	—	—	—	—
Eladio Gil	150,000	—	—	150,000	150,000					150,000	—	—	—	—
Robert Camerlinck	528,000	7,440	—	535,440	906,000		7,440		51,853	965,293	—	—	16,374	16,374
David Armstrong	406,000	10,921	—	416,921	730,000		10,921		25,819	766,740	—	—	7,499	7,499
Dr. Marlow Hernandez	403,000	10,921	134,972	548,893	—	—	—	—	—	—	—	—	—	—
Brian Koppy	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Dr. Richard Aguilar	321,000	10,921	—	331,921	—		—		—	—	—	—	—	—

(1) A “qualifying termination” means a termination of employment by either the Company without “cause” (as defined in each NEO’s employment agreement) or by the NEO for “good reason” (as defined in each NEO’s employment agreement), and “in connection with a change in control” means within 12 months after a “sale event” (as defined in our 2021 Stock Option and Incentive Plan (the “2021 Plan”)). A qualifying termination “not in connection with a change in control” means prior to, or more than 12 months after, a “sale event” (as defined in our 2021 Plan).
(2) Represents the sum of (i) each NEO’s base compensation as severance as outlined in each individual agreements, and (ii) a pro-rated portion of the NEO’s target bonus for the year in which termination occurs per individual agreements under a termination not in connection with a change in control. Notwithstanding the foregoing, for Mr. Kent, the Cash Severance amount represents his $3,600,000 retention bonus, which is payable in the ordinary course in December 2024 subject to Mr. Kent’s continued employment through the payment date, provided that, Mr. Kent shall remain entitled to such retention bonus if his employment with the Company terminates without “cause” or for “good reason” prior to December 9, 2024, subject to his continued compliance with restrictive covenants through December 9, 2024. Mr. Kent’s retention bonus would be paid as a lump sum on the first payroll cycle following December 9, 2024. Please also see the discussion under Note 17, "Related Party Transactions - Total Health Acquisition," for a discussion of payments that Mr. Kent is eligible to receive under the Total Health Purchase Agreement.
(3) Represents the total amount of the Company's contribution toward health insurance, based on our actual costs to provide health insurance to the NEO as of the date of termination as outlined in each NEO's employment agreement.
(4) Represents the sum of (i) each NEO’s base compensation as severance as outlined in each individual agreements and (ii) the average annual incentive compensation paid in each of the 2 completed years prior to the year of his date of termination; and (iii) a pro-rated portion of the NEO’s target bonus for the year in which termination occurs under a termination in connection with a change in control. Notwithstanding the foregoing, for Mr. Kent, “Cash Severance” represents Mr. Kent’s retention bonus as described in footnote 2 to this table, which is payable regardless of whether his qualifying termination of employment occurs in connection with a Change in Control.
(5)Represents the sum of (i) the value of unvested RSUs held by each NEO as of December 31, 2023, and (ii) the value of each NEO’s PSUs as of December 31, 2023. In addition, in the event that these equity awards are not substituted, assumed or continued in connection with a “sale event” (as defined in our 2021 Plan), each award will accelerate in full immediately prior to such sale event.
(6) Represents the value of each NEO’s outstanding stock option that would be exercisable by the NEO's legal representative in the event of death or disability as outlined in the stock option award agreement.
(7) Represents the value of continued vesting of Dr. Hernandez’s outstanding equity awards as of December 31, 2023. In connection with Dr. Hernandez’s resignation, Dr. Hernandez and the Company entered into a letter agreement, dated as of June 18, 2023 (the “Hernandez Letter Agreement”). Pursuant to the terms of the Hernandez Letter Agreement, to the extent any portion of Dr. Hernandez’s equity awards remains unvested, he will be credited with continued service for purposes of satisfying the applicable employment and vesting conditions for so long as he satisfied certain cooperation requirements and complied with his restrictive covenants. At this time, Dr. Hernandez is not in compliance with his applicable restrictive covenants and thus he would not be credited with continued service for purposes of satisfying the applicable employment and vesting conditions. Please see the Company’s Current Report on Form 8-K filed June 20, 2023 and its exhibits for a copy of the Hernandez Letter Agreement and a copy of Dr. Hernandez’s separation agreement.

As described below under the heading “Employment Agreements,” the Company entered into amended and restated employment agreements with Messrs. Kent, Gil, Camerlinck and Armstrong on January 31, 2024, which feature revised severance provisions (the “New Severance Provisions” as defined below). The following supplemental table sets forth information concerning estimated payments and benefits that would have been provided to our 'NEO's serving as of December 31, 2023 in the event of certain qualifying terminations of employment, including qualifying terminations of employment in connection with a change in control of the Company, if the New Severance Provisions had been in effect on such date. The payments and benefits set forth below are estimated assuming that the termination or change in control event occurred on the last business day of our fiscal year ended December 31, 2023, using the $5.87 per share closing market price of our Class A Common Stock on December 29, 2023 (the last trading day in such fiscal year) but assuming that the NEOs' salaries and bonus targets that took effect on January 1, 2024 under their amended and restated employment agreements were already in effect. Actual payments and benefits could be different if such events were to occur on any other date or at any other price or if any other assumptions are used to estimate potential payments and benefits.

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

	Qualifying Termination Not in Connection with a Change in Control [1]				Qualifying Termination in Connection with a Change in Control				Termination due to death or disability
Name	Cash Severance [2]	Continued Benefits [3]	Equity Acceleration [7]	Total	Cash Severance [4]	Continued Benefits [3]	Equity Acceleration [5]	Total	Cash Severance	Continued Benefits	Equity Acceleration [6]	Total
Mark Kent	4,518,750	5,754	—	4,524,504	5,043,750	5,754	45,507	5,095,011	—	—	—	—
Eladio Gil	562,500	7,666	—	570,166	937,500	7,666	45,058	990,224	—	—	—	—
Robert Camerlinck	640,000	7,440	—	647,440	1,040,000	7,440	51,853	1,099,293	—	—	16,374	16,374
David Armstrong	535,000	10,921	—	545,921	875,000	10,921	25,819	911,740	—	—	7,499	7,499

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
(2) Represents the sum of (i) each NEO’s base compensation as severance as outlined in each individual agreements, and (ii) a pro-rated portion of the NEO’s target bonus for the year in which termination occurs per individual agreements under a termination not in connection with a change in control. For Mr. Kent, such amount also includes Mr. Kent’s $3,600,000 retention bonus. Please also see the discussion under Note 17, “Related Party Transactions – Total Health Acquisition,” for a discussion of payments that Mr. Kent is eligible to receive under the Total Health Purchase Agreement.
(3) Represents the total amount of the Company's contribution toward health insurance, based on our actual costs to provide health insurance to the NEO as of the date of termination as outlined in each NEO's employment agreement.
(4) Represents the sum of (i) each NEO’s base compensation as severance as outlined in each individual agreements and (ii) the average annual incentive compensation paid in each of the 2 completed years prior to the year of his date of termination; and (iii) a pro-rated portion of the NEO’s target bonus for the year in which termination occurs under a termination in connection with a change in control. For Mr. Kent, such amount also includes Mr. Kent’s $3,600,000 retention bonus. Please also see the discussion under Note 17, “Related Party Transactions – Total Health Acquisition,” for a discussion of payments that Mr. Kent is eligible to receive under the Total Health Purchase Agreement.
(5) Represents the sum of (i) the value of unvested RSUs held by each NEO as of December 31, 2023, and (ii) the value of each NEO’s PSUs as of December 31, 2023. In addition, in the event that these equity awards are not substituted, assumed or continued in connection with a “sale event” (as defined in our 2021 Plan), each award will accelerate in full immediately prior to such sale event.
(6) Represents the value of each NEO’s outstanding Stock Option that would be exercisable by the NEO's legal representative in the event of death or disability as outlined in the Non-Qualified Stock Option Agreement. Neither Mr. Kent, nor Mr. Gil have been granted Stock Options under the 2021 Plan.

Pay Ratio Disclosure

In accordance with Item 402(u) of Regulation S-K we determined the ratio of the annual total compensation of our Chief Executive Officer, Mr. Kent, relative to the annual total compensation of our median employee. For the purposes of reporting annual total compensation and the ratio of annual total compensation of the Chief Executive Officer to the median employee, the annual total compensation of both our Chief Executive Officer and our median employee were calculated in a manner that is consistent with the disclosure requirements in the 2023 Summary Compensation Table.

We identified the employee with annual total compensation at the median of the compensation of all of our employees (the “median employee”) by considering our employee population as of December 1, 2023. We used a measurement date of December 1, 2023, rather than October 1 (which we used the last time we identified a median employee), because of an organizational restructuring and reduction-in-force that was in progress on October 1, 2023, which had stabilized by December 1, 2023.

After applying the methodology described above, the annual total compensation of our median employee for the fiscal year ended December 31, 2023 was $37,757. The annual total compensation of our Chief Executive Officer for the fiscal year ended December 31, 2023 was $3,529,836, as reported in the “Total Compensation” column in the 2023 Summary Compensation Table above. Based on this information, for 2023, the ratio of the annual total compensation of our Chief Executive Officer to the annual total compensation of our median employee was 93:1.

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

Retention Programs

In connection with the Chapter 11 Cases, the Company has implemented certain programs and initiatives that are designed to retain certain of the NEOs and other key employees and maintain the stability and continuity of its business (collectively, the “Retention Programs”).

The Retention Programs were designed with the assistance of the Company’s advisors and reviewed by an independent compensation consultant and the awards to the below-listed executives were approved and adopted by the Company’s Board of Directors on January 31, 2024.

The Retention Programs provide critical employees throughout the organization, including senior leadership, staff management, physicians, nurse practitioners and other staff and certain of our named executive officers, with the opportunity to earn retention bonus payments as set forth in their respective retention award agreements.

Executive Retention Agreements

Each of the Company’s currently employed NEOs are eligible to earn retention bonus awards pursuant to individual retention agreements (each, an “Executive Retention Agreement”). The awards under the Executive Retention Agreements were paid in a lump sum cash payment on February 2, 2024, subject to clawback of the gross amount of the retention bonus if such NEO terminates their employment without Good Reason (as defined in the Executive Retention Agreement) or the Company terminates their employment for Cause (as defined in the Executive Retention Agreement) prior to the award becoming fully vested. The retention awards will become fully vested upon the earliest of (i) January 31, 2025 (i.e., 12 months following execution of the Executive Retention Agreement), (ii) the date of consummation of a transaction or series of transactions involving (x) the sale of all or substantially all of the assets of the Company and its subsidiaries, including under Section 363 of the Bankruptcy Code or (y) the recapitalization or restructuring of all or substantially all of the equity and/or debt securities and/or other indebtedness of the Company and its subsidiaries effected pursuant to an exchange transaction, tender offer, plan of reorganization under Chapter 11 of the Bankruptcy Code or otherwise and (iii) the date of a Qualified Termination (as defined in the Executive Retention Agreement), provided that such NEO executes, delivers and does not revoke a release of claims within 60 days of such termination date. Pursuant to the terms of the Executive Retention Agreements, each such NEO has agreed not to assert a claim against the Company or any of its affiliates for severance or related payments, rights or benefits through the earlier of the conclusion of the Chapter 11 Cases and the Retention Date (as defined in the Executive Retention Agreement) and has agreed to forfeit the right or entitlement to (i) incentive-based compensation under both the 2024 short- and long-term incentive plans of the Company or Cano Health, LLC, as applicable, (ii) the cash bonus from the Company or Cano Health, LLC, as applicable, under the 2023 bonus payout program due in March 2024, and (iii) solely in the case of Mr. Armstrong, the one-time retention cash bonus from the Company or Cano Health, LLC, as applicable, under the Company’s 2023 retention program.

The individual amounts awarded to such NEOs were as follows: (i) Mark Kent, Chief Executive Officer - $3,750,000; (ii) Eladio Gil, Interim Chief Financial Officer - $950,000; (iii) Robert Camerlinck, Chief Operating Officer - $1,065,000; and (iv) David Armstrong, Chief Compliance Officer and General Counsel - $462,500.

The foregoing description of the Executive Retention Agreements does not purport to be complete and is qualified in its entirety by reference to the Form of Executive Retention Agreement, which is filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2024 and which is incorporated by reference herein.

Employment Agreements

On January 31, 2024, the Company and Cano Health, LLC entered into amended and restated employment agreements (collectively, the “A&R Employment Agreements”) with each of the currently employed NEOs to standardize their employment terms and severance benefits and to reflect changes to their base salary rates, target annual incentive compensation, target annual long-term incentive compensation and 2023 bonuses. Upon the Compensation Committee’s recommendation, the Board approved the A&R Employment Agreements on January 31, 2024, with an effective date as of January 1, 2024.

To conform their severance arrangements with those of Messrs. Camerlinck and Armstrong, each of Messrs. Kent’s and Gil’s A&R Employment Agreement now includes the following severance provisions (collectively, the “New Severance Provisions”), with the terms “Cause,” “Change in Control Period,” “Date of Termination,” “Good Reason,” and “Notice of Termination” defined in such applicable NEO’s A&R Employment Agreement:

If such NEO’s employment is terminated by Cano Health, LLC without Cause or such NEO terminates their employment for Good Reason then, subject to such NEO’s execution and non-revocation of a separation agreement and general release of claims, such NEO will be eligible to receive the following payments, starting within 60 days after such NEO’s Date of Termination, with payments generally made in substantially equal installments in accordance with Cano Health, LLC’s normal payroll practice over 12 months commencing within 60 days after the Date of Termination (except that any payments of incentive compensation or target bonus will be paid according to the terms of the applicable plan or program):

•If the date of such NEO’s Notice of Termination is not during a Change in Control Period, Cano Health, LLC will pay such NEO an amount equal to: (i) 12 months of such NEO’s base salary; (ii) any earned, but unpaid, incentive compensation with respect to the completed year prior to the year of the Date of Termination; and (iii) a pro rata portion of such NEO’s target bonus for the year in which such NEO’s employment is terminated, but contingent upon and adjusted based on the Compensation Committee’s approval of Cano Health, LLC’s annual performance against the applicable bonus performance targets.

•If the date of the Notice of Termination is during a Change in Control Period, such NEO will be entitled to receive: (i) an amount in cash equal to 2 times the sum of (x) such NEO’s base salary and (y) the average annual incentive compensation paid to such NEO in each of the 2 completed years prior to the year of such NEO’s Date of Termination (provided that, if incentive compensation has not been paid to such NEO for each of the prior 2 years, such amount will be such NEO’s target bonus for the current year); (ii) a pro rata portion of such NEO’s target bonus for the year in which such NEO’s employment is terminated; (iii) any earned, but unpaid, incentive compensation with respect to the completed year prior to the year of the Date of Termination; and (iv) full acceleration of vesting of all outstanding equity awards granted by the Company and held by such NEO, including any outstanding annual equity awards, to the extent such acceleration of vesting is permissible under applicable law (provided, however, that, unless otherwise specified in the applicable award agreement or equity plan, the acceleration of vesting of any performance-based awards will be determined by the Board or the Compensation Committee, with the determination to be made based on relevant facts and circumstances as of the time of such termination, including, without limitation, how much of the performance period has elapsed and the actual performance of Cano Health, LLC and/or such NEO, as applicable).

•Subject to such NEO’s timely election to receive benefits under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, and timely copayment of applicable premium amounts, such NEO will be eligible to receive reimbursement for or payment for up to 12 months of the monthly employer contributions that Cano Health, LLC would have made to provide health insurance.

As noted above, pursuant to the terms of the Executive Retention Agreements, each such NEO has agreed not to assert a claim against the Company or any of its affiliates for severance or related payments, rights or benefits through the earlier of the conclusion of the Chapter 11 Cases and the Retention Date (as defined in the Executive Retention Agreement).

The A&R Employment Agreements also reflect changes to such NEOs’ prior employment agreements to modernize and standardize their “Cause” and “Good Reason” definitions, modernize and generally standardize their non-competition, non-solicitation, non-disparagement, and confidentiality restrictive covenants, return of Company property covenants and covenants to comply with Company policies and to reflect updates in applicable law.

Kent Employment Agreement

Under the amended and restated employment agreement between the Company, Cano Health, LLC and Mr. Kent (the “Kent Employment Agreement”):

•Mr. Kent will be paid a base salary at an annualized rate of $525,000 (compared with $475,000 as was previously in effect) and for each fiscal year beginning with fiscal 2024, he will be eligible to receive target annual cash incentive compensation of 75% of his annualized base salary (compared with an amount of $325,000, as was previously in effect), in each case, which may be increased.

•Mr. Kent’s incentive compensation bonus for the fiscal year ended December 31, 2023 will be $150,000, which bonus will be paid to Mr. Kent by March 1, 2024, subject to Mr. Kent’s continued active employment with Cano Health, LLC on the payment date; provided, however, pursuant to the terms of his Executive Retention Agreement, Mr. Kent has agreed to forfeit his right and entitlement to such bonus.

•Mr. Kent will be eligible to receive an annual award under the Company’s equity compensation plan with a target value of $1,500,000 (which was the rate in effect when Mr. Kent was the Interim Chief Executive Officer) at substantially the same time as annual awards are granted to Cano Health, LLC’s other executive officers under the Company’s equity compensation plan, which may be comprised of stock options, service-based restricted stock units, performance-based restricted stock units (in each case, in respect of the Company’s Class A Common Stock) or cash-based awards, as determined by the Compensation Committee or the Board. However, Mr. Kent’s annual equity plan award for the fiscal year ending December 31, 2024 will be a cash-based award, with 50% of such award to be payable in the first quarter of 2025 and 50% of the award to be payable in the first quarter of 2026, subject to the achievement of the applicable performance goals or metrics. Pursuant to the terms of his Executive Retention Agreement, Mr. Kent has agreed to forfeit his right and entitlement to such award in respect of 2024.

•Mr. Kent is eligible to receive severance under the New Severance Provisions.

•Mr. Kent’s title, responsibilities and indemnification provisions reflect that Mr. Kent was appointed Chief Executive Officer on August 19, 2023, as previously disclosed.

•The Kent Employment Agreement follows the form of the other current NEOs’ A&R Employment Agreements.

The Kent Employment Agreement amends, restates and supersedes in its entirety Mr. Kent’s employment agreement with Cano Health, LLC dated as of December 13, 2022, as amended effective April 5, 2023, along with that certain Letter Re: Interim Chief Executive Officer Agreement by and between Cano Health, LLC and Mr. Kent dated June 16, 2023 (the “Previous Kent Agreements”). Other than the changes described above, the material terms of the Kent Employment Agreement remain unchanged, compared with the Previous Kent Agreements.

The foregoing description of Mr. Kent’s employment and compensation terms does not purport to be complete and is qualified in its entirety by reference to the full text of the Kent Employment Agreement, which was filed with the SEC as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2024.

Gil Employment Agreement

Under the amended and restated employment agreement between the Company, Cano Health, LLC and Mr. Gil (the “Gil Employment Agreement”):

•Mr. Gil will be paid a base salary at an annualized rate of $375,000 (compared with $300,000 as was previously in effect) and for each fiscal year beginning with fiscal 2024, he will be eligible to receive target annual cash incentive compensation of 50% of his annualized base salary (compared with the rate of 35%, as was previously in effect), in each case, which may be increased.

•Mr. Gil’s incentive compensation bonus for the fiscal year ended December 31, 2023 will be $50,000, which bonus will be paid to Mr. Gil by March 1, 2024, subject to Mr. Gil’s continued active employment with Cano Health, LLC on the payment date; provided, however, pursuant to the terms of his Executive Retention Agreement, Mr. Gil has agreed to forfeit his right and entitlement to such bonus.

•Mr. Gil will be eligible to receive an annual award under the Company’s equity compensation plan with a target value of $400,000 at substantially the same time as annual awards are granted to Cano Health, LLC’s other executive officers under the Company’s equity compensation plan, which may be comprised of stock options, service-based restricted stock units, performance-based restricted stock units (in each case, in respect of the Company’s Class A Common Stock) or cash-based awards, as determined by the Compensation Committee or the Board, taking into account the Chief Executive Officer’s recommendation, if any. However, Mr. Gil’s annual equity plan award for the fiscal year ending December 31, 2024 will be a cash-based award, with 50% of such award to be payable in the first quarter of 2025 and 50% of the award to be payable in the first quarter of 2026, subject to the achievement of the applicable performance goals or metrics. Pursuant to the terms of his Executive Retention Agreement, Mr. Gil has agreed to forfeit his right and entitlement to such award in respect of 2024.

•Mr. Gil is eligible to receive severance under the New Severance Provisions, which supersede the 6 months of base salary severance and health benefits severance that he would have been eligible to receive under the Previous Gil Agreement (as defined below).

•The Gil Employment Agreement follows the form of the other current NEOs’ A&R Employment Agreements and now reflects the same term as the other current NEOs’ A&R Employment Agreements.

The Gil Employment Agreement amends, restates and supersedes in its entirety Mr. Gil’s employment agreement with Cano Health, LLC dated as of May 19, 2023, as amended on September 28, 2023 (the “Previous Gil Agreement”). Other than the changes described above, the material terms of the Gil Employment Agreement remain unchanged, compared with the Previous Gil Agreement.

The foregoing description of Mr. Gil’s employment and compensation terms does not purport to be complete and is qualified in its entirety by reference to the full text of the Gil Employment Agreement, which was filed with the SEC as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2024.

Camerlinck Employment Agreement

Under the amended and restated employment agreement between the Company, Cano Health, LLC and Mr. Camerlinck (the “Camerlinck Employment Agreement”):

•Mr. Camerlinck will be paid a base salary at an annualized rate of $400,000 (compared with $378,000 as was previously in effect) and for each fiscal year beginning with fiscal 2024, he will be eligible to receive target annual cash incentive compensation of 60% of his annualized base salary (compared with no pre-established target annual cash incentive compensation previously), in each case, which may be increased.

•Mr. Camerlinck’s incentive compensation bonus for the fiscal year ended December 31, 2023 will be $65,000, which bonus will be paid to Mr. Camerlinck by March 1, 2024, subject to Mr. Camerlinck’s continued active employment with Cano Health, LLC on the payment date; provided, however, pursuant to the terms of his Executive Retention Agreement, Mr. Camerlinck has agreed to forfeit his right and entitlement to such bonus.

•Mr. Camerlinck will be eligible to receive an annual award under the Company’s equity compensation plan with a target value of $1,000,000 (which was the rate previously in effect) at substantially the same time as annual awards are granted to Cano Health, LLC’s other executive officers under the Company’s equity compensation plan, which may be comprised of stock options, service-based restricted stock units, performance-based restricted stock units (in each case, in respect of the Company’s Class A Common Stock) or cash-based awards, as determined by the Compensation Committee or the Board, taking into account the Chief Executive Officer’s recommendation, if any. However, Mr. Camerlinck’s annual equity plan award for the fiscal year ending December 31, 2024 will be a cash-based award, with 50% of such award to be payable in the first quarter of 2025 and 50% of the award to be payable in the first quarter of 2026, subject to the achievement of the applicable performance goals or metrics. Pursuant to the terms of his Executive Retention Agreement, Mr. Camerlinck has agreed to forfeit his right and entitlement to such award in respect of 2024.

•The Camerlinck Employment Agreement follows the form of the other current NEOs’ A&R Employment Agreements.

The Camerlinck Employment Agreement amends, restates and supersedes in its entirety Mr. Camerlinck’s employment agreement with the Company and Cano Health, LLC effective as of August 1, 2022 (the “Previous Camerlinck Agreement”). Other than the changes described above, the material terms of the Camerlinck Employment Agreement remain unchanged, compared with the Previous Camerlinck Agreement.

The foregoing description of Mr. Camerlinck’s employment and compensation terms does not purport to be complete and is qualified in its entirety by reference to the full text of the Camerlinck Employment Agreement which was filed with the SEC as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2024.

Armstrong Employment Agreement

Under the amended and restated employment agreement between the Company, Cano Health, LLC and Mr. Armstrong (the “Armstrong Employment Agreement”):

•Mr. Armstrong will be paid a base salary at an annualized rate of $350,000 (compared with $290,000 as was previously in effect) and for each fiscal year beginning with fiscal 2024, he will be eligible to receive target annual cash incentive compensation of 50% of his annualized base salary (compared with the 30% rate previously in effect), in each case, which may be increased.

•Mr. Armstrong’s incentive compensation bonus for the fiscal year ended December 31, 2023 will be $50,000, which bonus will be paid to Mr. Armstrong by March 1, 2024, subject to Mr. Armstrong’s continued active employment with Cano Health, LLC on the payment date; provided, however, pursuant to the terms of his Executive Retention Agreement, Mr. Armstrong has agreed to forfeit his right and entitlement to such bonus.

•Mr. Armstrong will be eligible to receive an annual award under the Company’s equity compensation plan with a target value of $458,000 at substantially the same time as annual awards are granted to Cano Health, LLC’s other executive officers under the Company’s equity compensation plan, which may be comprised of stock options, service-based restricted stock units, performance-based restricted stock units (in each case, in respect of the Company’s Class A Common Stock) or cash-based awards, as determined by the Compensation Committee or the Board, taking into account the Chief Executive Officer’s recommendation, if any. However, Mr. Armstrong’s annual equity plan award for the fiscal year ending December 31, 2024 will be a cash-based award, with 50% of such award to be payable in the first quarter of 2025 and 50% of the award to be payable in the first quarter of 2026, subject to the achievement of the applicable performance goals or metrics. Pursuant to the terms of his Executive Retention Agreement, Mr. Armstrong has agreed to forfeit his right and entitlement to such award in respect of 2024.

•Mr. Armstrong’s previous 2-year non-competition restrictive covenant has been replaced with an “Ethical Considerations” restrictive covenant that functions as a non-competition restrictive covenant tailored for an attorney.

•The Armstrong Employment Agreement reflects Mr. Armstrong’s current title of Chief Compliance Officer and General Counsel and follows the form of the other Senior Executives’ A&R Employment Agreements.

The Armstrong Employment Agreement amends, restates and supersedes in its entirety Mr. Armstrong’s employment agreement with the Company and Cano Health, LLC effective as of March 15, 2022 (the “Previous Armstrong Agreement”). Other than the changes described above, the material compensation terms of the Armstrong Employment Agreement remain unchanged, compared with the Previous Armstrong Agreement.

The foregoing description of Mr. Armstrong’s employment and compensation terms does not purport to be complete and is qualified in its entirety by reference to the full text of the Armstrong Employment Agreement, which was filed with the SEC as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2024.

Compensation Committee Interlocks and Insider Participation

During 2023, the following directors, all of whom are independent directors, served on our Compensation Committee: Patricia Ferrari, Angel Morales, Dr. Alan Muney and Solomon D. Trujillo. Dr. Lewis Gold, who was an independent director, also served on our Compensation Committee until he resigned from our Board, effective March 30, 2023. None of our executive officers serve as a member of a board of directors or Compensation Committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our Board or Compensation Committee.

Non-Employee Director Compensation

We believe that a combination of cash and equity compensation is generally appropriate to attract and retain, on a long-term basis, high-caliber individuals to serve on our Board of Directors. We further believe that it is generally appropriate to provide cash compensation to our non-employee directors to compensate them for their time and effort and to provide equity compensation to our non-employee directors to align their long-term interests with those of the Company and our stockholders. There were no year-over-year increases or other modifications to our non-employee director compensation policy during 2023.

Under our non-employee director compensation policy, each non-employee director is eligible to receive annual fees, as set forth below:

Annual Fee ($)
Annual service on our Board of Directors...........................................................................................	50,000 *
Additional retainer for Lead Independent Director (now Chairman)..................................................	35,000 *

*For 2023, the annual fees were paid in the form of RSUs, rather than cash.

In May 2022, our Board of Directors elected to revise our non-employee director compensation policy to provide that directors who have served at least 2 years are generally permitted to elect whether to receive their Annual Fee for the year in the form of cash or equity shortly prior to the applicable annual stockholders’ meeting. Each director who was eligible to receive an Annual Fee for 2023 elected to receive their Annual Fee in the form of RSUs, rather than cash.

In addition, pursuant to our non-employee director compensation policy, each non-employee director is eligible to receive an annual grant of RSUs under the 2021 Plan with a target grant date fair market value of $200,000. The RSUs are scheduled to vest in a single installment on the earlier to occur of the 1st anniversary of the grant date or the next annual meeting, subject to continued service as a director through such vesting date. Any outstanding unvested RSU awards will accelerate in full upon a sale event (as defined in our 2021 Plan).

In addition, our director compensation policy provides that our non-employee directors are eligible to be reimbursed for all travel expenses incurred in attending meetings of our Board of Directors or any committee thereof.

Finance Committee - Director Services Agreements

On December 18, 2023, the Board established the Finance Committee to oversee the Company’s day-to-day activities, management and the Company’s advisors with respect to the exploration of financing alternatives and its evaluation of certain strategic alternatives. The Board appointed Mses. Ferrari and Flaton, along with current director Angel Morales, to serve on the Finance Committee and appointed Ms. Flaton as Chair of such committee. The Board also appointed Ms. Flaton to serve on the Board’s Audit Committee and Ms. Ferrari to serve on the Compensation Committee. In connection with their appointments, the Company entered into Director Services Agreements with Mses. Ferrari and Flaton (collectively, the “Director Services Agreement”), copies of which were filed with the SEC as Exhibits 10.1 and 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2023. Under the Director Services Agreements, Mses. Ferrari and Flaton are eligible to receive a monthly fee of $35,000 for each month of service, subject to a minimum of at least 6 months of compensation. As a member of the Finance Committee, Mr. Morales will also receive the same monthly fee. Ms. Flaton is eligible to receive an additional $10,000 per month in respect of her service as Chair of the Finance Committee. Also, following their terms as directors, each of Mses. Ferrari and Flaton are eligible to receive a payment of $7,500 for each day that they are required to spend more than 4 hours addressing any legal or dispute matters that arise following their service as a directors.

Fiscal Year 2023 Director Compensation Table

The following table provides information regarding the total compensation that was earned by or paid to each of our non-employee directors during the fiscal year ended December 31, 2023. Other than as set forth in the table and described below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our Board of Directors.

Mr. Mark Kent, our current CEO, and Dr. Marlow Hernandez, our former CEO, did not receive any incremental compensation for service as a member of our Board of Directors during 2023. Mr. Kent’s and Dr. Hernandez’s compensation for their respective service as an employee during the fiscal year ended December 31, 2023 is presented in this 2023 Form 10-K under the heading “Executive Compensation – 2023 Summary Compensation Table.”

Name	Fees Earned or Paid in Cash ($) [1]	Stock Awards ($) [2]	Total ($)
Jacqueline Guichelaar [3]	50,000	193,021	243,021
Angel Morales	50,000	193,021	243,021
Dr. Alan Muney	50,000	193,021	243,021
Kim Rivera	50,000	193,021	243,021
Solomon Trujillo	85,000	193,021	278,021
Patricia Ferrari	—	—	—
Carol Flaton	—	—	—
Elliot Cooperstone [4]	—	—	—
Dr. Lewis Gold [4]	—	—	—
Barry S. Sternlicht [4]	—	—	—

(1) Each director elected to receive 100% of the amounts reported in this column in the form of RSUs granted under the 2021 Plan, rather than cash, scheduled to vest on the same basis as the RSUs reported in the “Stock Awards” column. The grant date value of the RSUs the directors received in lieu of the cash reported in this column, computed in accordance with FASB ASC Topic 718, excluding any estimates of forfeitures related to service-based vesting conditions, was $48,129 for each of Ms. Guichelaar, Mr. Morales, Dr. Muney, and Ms. Rivera and $81,929 for Mr. Trujillo.
(2) Includes the annual grant of RSUs to directors under the 2021 Plan. Amounts shown reflect the grant date fair value of such RSUs granted during the fiscal year ended December 31, 2023, computed in accordance with FASB ASC Topic 718, excluding any estimates of forfeitures related to service-based vesting conditions. For information regarding assumptions underlying the valuation of equity awards, see “Note 18, Stock-Based Compensation,” in this 2023 Form 10-K. The amounts reported in this column reflect the accounting cost for these RSUs and do not correspond to the actual economic value that may be received by the directors upon the vesting or settlement of the RSUs.

As of December 31, 2023, our non-employee directors held the following number of outstanding RSUs:

Name	RSUs Held As Of December 31, 2023
Jacqueline Guichelaar	1,855
Angel Morales	1,855
Dr. Alan Muney	1,855
Kim Rivera	1,855
Solomon Trujillo	2,115
Patricia Ferrari	0
Carol Flaton	0
Elliot Cooperstone	0
Dr. Lewis Gold	0
Barry S. Sternlicht	0

As a result of the filing of our Chapter 11 Cases, the non-employee directors may not be entitled to receive or retain any property or interest in property on account of any equity interests under the 2021 Plan. We do not expect that the non-employee directors will receive any value for stock-based awards upon emergence from Chapter 11 bankruptcy. Further, the terms and conditions of the Restructuring Support Agreement provide that all of the Company’s issued and outstanding Common Stock will be cancelled and extinguished upon consummation of the ongoing Chapter 11 restructuring.

(3) Jacqueline Guichelaar resigned as a director effective September 3, 2023.
(4) Each of Elliot Cooperstone, Lewis Gold and Barry Sternlicht resigned as directors effective March 31, 2023 and received no compensation for their director service in 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information about the beneficial ownership of shares of our Class A Common Stock and Class B Common Stock as of March 1, 2024 (the “Effective Date”) for:

•each person or group known to us who beneficially owns more than 5% of our Class A Common Stock and/or Class B Common Stock;

•each of our directors;

•each of our named executive officers; and

•all of our directors and executive officers as a group.

Each stockholder’s percentage ownership is based on 4,775,798 shares of our Class A Common Stock and 653,602 shares of our Class B Common Stock outstanding as of the Effective Date. Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days of the Effective Date. Shares of Class A Common Stock subject to options or RSUs that are currently exercisable or exercisable or will vest within 60 days of the Effective Date are deemed to be outstanding and beneficially owned by the person holding the options or RSUs. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each stockholder identified in the table possesses sole voting and investment power over all Class A Common Stock and Class B Common Stock shown as beneficially owned by the stockholder.

Unless otherwise noted below, the address of each beneficial owner listed on the table is c/o Cano Health, Inc., 9725 NW 117th Avenue, Miami, Florida 33178. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

Name of Beneficial Owner Greater than 5% Holders:	Shares of Class A Common Stock Beneficially Owned		Shares of Class B Common Stock Beneficially Owned [1]		% of Total Voting Power[2]
	Number	% of Class	Number	% of Class
Barry Sternlicht[3]	254,806	5.4%	—	—	4.7%
The Vanguard Group[4]	125,122	4.33%	—	—	2.3%
ITC Rumba, LLC[5]	516,155	11.5%	—	—	9.5%
BlackRock Inc[6]	176,830	6.1%	—	—	3.3%
Diameter Capital Partners LP7	98,242	2.1%	—	—	1.8%
Directors and Named Executive Officers:			—	—
Mark Kent [8]	96,713	2.0%	—	—	1.0%
Dr. Marlow Hernandez[9]	24,833	*	135,676	20.5%	3.0%
Eladio Gil [10]	—	—	—		*
David Armstrong	8,491*	*	6,894	1.0%	*
Robert Camerlinck[11]	269,586	5.7%	171,634	25.9%	8.2%
Angel Morales[12]	72,170	1.5%	—	—	1.3%
Dr. Alan Muney	629	*	—	—	*
Kim M. Rivera	629	*	—	—	*
Solomon D. Trujillo[13]	140,586	3.0%	—	—	2.6%
Patricia Ferrari	—	—	—	—	—%
Carol Flaton	—	—	—	—	0.0
All Directors and Executive Officers as a Group (10 persons)	588,804	12.4%	314,204	47.5%	16.7%

1Class B Common Stock entitles the holder thereof to 1 vote per share. Subject to the terms of the Second Amended and Restated Limited Class Liability Company Agreement of Primary Care (ITC) Intermediate Holdings, LLC, the PCIH Common Units, together with an equal number of shares of Class B Common Stock, are exchangeable for either cash, at the election of the Company, or shares of Class A Common Stock on a 1-for-1 basis.
2 Based on 4,775,798 shares of Class A Common Stock and 653,602 shares of Class B Common Stock issued and outstanding as of the Effective Date. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Exchange Act and the information is not necessarily indicative of beneficial ownership for any other purpose. Under that rule, beneficial ownership includes any shares as to which the individual or entity has voting power or investment power and any shares that the individual or entity has the right to acquire within 60 days of the Effective Date, through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes or table, each individual or entity has sole voting and investment power, or shares such powers with their spouse, with respect to the shares shown as beneficially owned.
3 Mr. Sternlicht’s information is based on a Schedule 13D/A filed with the SEC on November 7, 2023.
4 The Vanguard Group, Inc. has shared voting power over 1,370 shares of Class A Common Stock, sole dispositive power over 122,849 shares of Class A Common Stock and shared dispositive power over 2,273 shares of Class A Common Stock. This information is based on a Schedule 13G/A filed with the SEC on February 13, 2024. The Vanguard Group’s business address is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355.
5 ITC Rumba, LLC’s information is based on Schedule 13D/A filed with the SEC on February 7, 2024 reporting 516,007 shares of Class A Common Stock held by ITC Rumba, LLC and 148 shares of Class A Common Stock held directly by Elliot Cooperstone. The business address of ITC Rumba, LLC is One Vanderbilt Avenue, Suite 2400, New York, NY 10017.
6 BlackRock, Inc. has sole voting power over 173,796 shares of Class A Common Stock and sole dispositive power over 176,830 shares of Class A Common Stock. This information is based on a Schedule 13G filed with the SEC on January 29, 2024. BlackRock, Inc.’s business address is 50 Hudson Yards, New York, NY 10001.
7 Diameter Capital Partners LP’s information is based on Schedule 13D/A filed with the SEC on August 23, 2023. Diameter Capital Partners LP’s business address is 55 Hudson Yards, Suite 29B, New York, NY 10001.
8 Represents: (1) 45,995 shares of Class A Common Stock held by Total Health Medical Centers, LLC; (2) 23,609 shares of Class A Common Stock held by Care Management Resources, LLC; (3) 23,609 shares of Class A Common Stock held by Procare Medical Management, LLC; (4) 1,749 shares of Class A Common Stock held by Partners in Health, LLC; and (5) 1,749 shares of Class A Common Stock held by Your Partners in Health I, LLC, all of which entities are wholly owned by Mr. Kent. Excludes an estimated 938,996 shares of the Company’s Class A Common Stock (based on the $0.25 per share closing price of a share of the Company’s Class A Common Stock as of September 29, 2023) issuable on January 31, 2024 to Mr. Kent and entities controlled by Mr. Kent (the “Sellers”) pursuant to a certain Asset Purchase Agreement, dated December 9, 2022 (the “Purchase Agreement”), which transaction was previously disclosed in: (i) the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 15, 2023; (ii) its Form S-3 filed with the SEC on March 15, 2023; (iii) its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, filed with the SEC on May 9, 2023; and (iv) its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023, filed with the SEC on August 10, 2023. Pursuant to the terms and conditions of the Purchase Agreement, if the Company’s Class A Common Stock is no longer listed on the NYSE on January 31, 2024, then the Sellers shall receive the value of any remaining consideration in cash as provided in the Purchase Agreement. As previously discussed, upon the Company’s filing of the Chapter 11 Cases, the NYSE delisted the Company’s Class A Common Stock, filing a Form 25 with the SEC on February 6, 2024. As of the date of filing this 2023 Form 10-K, the Company has not delivered the owed shares.
9 Dr. Hernandez’ information is based on Schedule 13D/A filed with the SEC on August 28, 2023. As previously disclosed in the Company’s Current Reports on Form 8-K filed with the SEC on June 20, 2023 and August 21, 2023, respectively, Dr. Hernandez ceased service as the Company’s CEO in June 2023 and as Director in August 2023 and this information is being provided as of his departure from the Company. Excludes (1) 4,734 public warrants to purchase Class A Common Stock held by Dr. Hernandez; (2) an option provided to Dr. Hernandez and Hernandez Borrower Holdings, LLC pursuant to the Stock Purchase and Repayment Agreement (as described below) to acquire 85,369 shares of Class B Common Stock; and (3) 469 public warrants to purchase Class A Common Stock held by the Marlow B. Hernandez 2020 Family Trust. On April 5, 2023, Hernandez Borrower Holdings, LLC transferred 85,369 shares of Class B Common Stock (the “Hernandez Transferred Securities”) to Robert Camerlinck, the Company’s Chief Operating Officer, pursuant to the Stock Purchase and Repayment Agreement, dated April 5, 2023, by and among Dr. Hernandez, Hernandez Borrower Holdings, LLC, Mr. Camerlinck, and the guarantors set forth therein (the “Repayment Agreement”), as repayment and in satisfaction in full of Dr. Hernandez’s obligations under a promissory note owed to Mr. Camerlinck. Dr. Hernandez and Hernandez Borrower Holdings, LLC have the right during the 1-year period following April 5, 2023, subject to the terms and conditions of the Repayment Agreement, to acquire the Hernandez Transferred Securities for a price equal to $300.00 per share of Class B Common Stock, as adjusted in accordance with the Repayment Agreement. Mr. Camerlinck has voting power with respect to the Hernandez Transferred Securities.
10 As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2023, Mr. Gil was appointed as the Company’s Interim Chief Financial Officer effective September 29, 2023 and as part of such promotion received on November 10, 2023 an award of 7,676 RSUs, vesting in shares of the Company’s Class A Common Stock in full on November 10, 2024, the first anniversary of his election as Interim CFO, subject to his continued employment with the Company or one of its subsidiaries through such time.
11 Represents: (1) 234,924 shares of Class A Common Stock; and (2) 28,365 shares of Class A Common Stock and 171,634 shares of Class B Common Stock that were transferred to Mr. Camerlinck on April 5, 2023 from Dr. Hernandez, Hernandez Borrower Holdings, LLC, Mr. Aguilar and the other guarantors set forth in the Repayment Agreement as repayment for and in satisfaction in full of the transferors’ obligations under a promissory note owed to Mr. Camerlinck as described in the footnotes above.
12 Consists of: (1) 69,685 shares of Class A Common Stock held by the Angel Morales 2021 Irrevocable Trust; and (2) 2,485 shares of Class A Common Stock held by Mr. Morales. Mr. Morales’s spouse and mother have shared voting and dispositive power with respect to the shares held by the Angel Morales 2021 Irrevocable Trust and are therefore the beneficial owners of these shares. Mr. Morales expressly disclaims beneficial ownership as to any of these shares.
13 Consists of: (1) 3,782 shares of Class A Common Stock held by Mr. Trujillo; and (2) 136,804 shares of Class A Common Stock held by Trujillo Group, LLC, of which Mr. Trujillo is the sole member.
*Less than 1%

Equity Compensation Plan Information Table

The following table provides information regarding shares of Class A Common Stock that may be issued under the 2021 Stock Option and Incentive Plan (as amended, the “2021 Plan”) and the Company’s 2021 Employee Stock Purchase Plan (as amended, the “2021 ESPP”) as of December 31, 2023 (provided, however, as previously disclosed the Company suspended the 2021 ESPP in December 2023). We do not have any equity compensation plans not approved by security holders.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities referenced in column (a)) (c)
Equity compensation plans approved by security holders	234,059[14]	1,232[15]	242,833[16]
Total	234,059		242,833

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than compensation arrangements for our directors and NEOs, which are described in Item 11. Executive Compensation above, we describe transactions during the last fiscal year to which we were a participant or will be a participant, in which (1) the amounts involved exceeded or will exceed $120,000; and (2) any of our directors, executive officers, or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.

Significant Shareholder Relationship

On March 8, 2023, the Company issued an aggregate of 0.2 million shares of Class A Common Stock to funds affiliated with Diameter and on April 24, 2023 the Company issued an additional 0.1 million shares of Class A Common Stock to Rubicon upon the exercise of the warrants that were issued in connection with the consummation of the 2023 Term Loan to Diameter and Rubicon pursuant to the Warrant Agreement, dated as of February 24, 2023 and amended on August 10, 2023, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent and transfer agent. See Note 14, “Debt,” for important information on the 2023 Term Loan, which bears interest at a rate equal to (i) on or prior to August 10, 2023, 14% per annum, payable quarterly either (at the Company’s election) in cash or in kind by adding such amount to the principal balance of the term loan and (ii) on or prior to February 24, 2025 but after August 10, 2023, 16% per annum, payable quarterly either (at the Company's election) in cash or in kind by adding such amount to the principal balance of the term loan; (iii) thereafter, 13% per annum, payable quarterly in cash. During year ended December 31, 2023, the Company incurred $24.0 million of PIK interest expense, respectively, which was compounded into the principal, and paid $9.3 million in cash for debt issuance costs.

MedCloud Depot, LLC Relationship

On August 1, 2022, the Company appointed Bob Camerlinck as COO. The COO owns 20% of MedCloud, a Florida-based software development firm that specializes in health information technology and data warehousing. The Company has a license agreement with MedCloud pursuant to which MedCloud has granted the Company a non-exclusive, non-transferable
14 Amount includes 77,289 shares of Class A Common Stock issuable upon the exercise of outstanding options granted under the 2021 Plan and 156,770 shares of Class A Common Stock issuable upon vesting of RSUs granted under the 2021 Plan.
15 Since RSUs do not have any exercise price, such units are not included in the weighted average exercise price calculation.
16 Includes 209,773 shares of Class A Common Stock available for issuance under the 2021 Plan and 33,060 shares available for issuance under the 2021 ESPP (provided, however, as previously disclosed, the Company suspended the 2021 ESPP in December 2023).

license to use their software. The Company recorded payments to MedCloud that amounted to $3.9 million, $2.6 million and $1.5 million for the years ended December 31, 2023, 2022 and 2021, respectively, which were recorded within the caption selling, general and administrative expenses in the consolidated financial statements. As of December 31, 2023, the Company owed $0.6 million to MedCloud. However, with the filing of the Chapter 11 Cases, the Company’s obligations to fulfill such payment obligation are subject to the automatic stay under the Bankruptcy Code. On March 19, 2024, MedCloud filed a motion in the Chapter 11 Cases (Docket No. 481) seeking payment of certain amounts under the license agreement as administrative expenses and, in the alternative, relief from the automatic stay to assert related claims against the Debtors. Responses to the motion are due on April 9, 2024 and a hearing on the motion will be held on April 16, 2024.

Dental Excellence Partners, LLC and Onsite Dental, LLC Relationships

On April 13, 2022, CD Support, LLC (a wholly owned subsidiary of "Onsite Dental") acquired DEP, a company who at the time of the acquisition was owned by the spouse of Dr. Marlow Hernandez, the Company's former Chief Executive Officer and a former member of the Company’s Board of Directors, and Onsite Dental entered into the DSA with the Company. Dr. Hernandez’ spouse became a minority shareholder of Onsite Dental upon closing of the acquisition and she serves or served as a Board observer at Onsite Dental's board meetings. On information and belief, Dr. Hernandez’ brother and mother are or were employed as dentists at either or both of DEP and Onsite Dental. As previously disclosed, Dr. Hernandez ceased service as the Company’s Chief Executive Officer in June 2023 and ceased service as a member of the Board of Directors in August 2023.

The Company had various sublease agreements with Onsite Dental during 2023. For such space, the Company recognized sublease income of approximately $1.6 million, $0.7 million and $0.4 million during the year ended December 31, 2023, 2022 and 2021, respectively, which was recorded within the caption "Other Income (Expense)" in the accompanying consolidated statements of operations. On August 30, 2023 the Company provided written notice to Onsite Dental accepting their August 9, 2023 Notice of Termination of the DSA and the Company provided notice to Onsite Dental that the Company had terminated all subleases with Onsite Dental. As of December 31, 2023, an immaterial amount was due to the Company in relation to these agreements and recorded in the caption accounts receivable.

On October 9, 2020, the Company entered into a dental services agreement with DEP pursuant to which DEP agreed to provide dental services for managed care members of the Company, which agreement was terminated upon the acquisition of DEP by Onsite Dental on April 13, 2022. . During the years ended December 31, 2023, 2022 and 2021, the Company recognized expenses of an immaterial amount, $1.5 million and $4.6 million, respectively, which was recorded within the caption "Direct Patient Expense". As of December 31, 2023, no balance was due to DEP. On April 13, 2022, Onsite Dental acquired DEP and the Company entered into a new dental services administration agreement with CD Support, LLC, a wholly owned subsidiary of Onsite Dental, to provide dental services for the Company's managed care members and terminated the prior contract with DEP. On August 30, 2023 the Company provided written notice to Onsite Dental accepting their August 9, 2023 Notice of Termination of the DSA and the Company provided notice to Onsite Dental that the Company had terminated all subleases with Onsite Dental. During the years ended December 31, 2023, 2022 and 2021, in respect of the dental services provided to Cano Health's members by Onsite Dental and CD Support, LLC, the Company paid such entities approximately $6.4 million, $1.5 million and $4.6 million, respectively. As of December 31, 2023, the Company was billed $5.6 million by Onsite Dental.

On August 4, 2023, CD Support filed a complaint against the Company in Miami-Dade Circuit Court, styled as CD Support, LLC v. Cano Health, LLC, claiming, among other things, that it was due certain disputed amounts and on August 9, 2023, CD Support provided the Company with notice that it was terminating the dental services administration agreement effective November 22, 2023. The Company disputes that it owes any amount to Onsite Dental and CD Support the Company and believes that it has meritorious defenses to such action and intends to vigorously defend against the claimant’s allegations. Management believes that the resolution of this matter will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

On March 28, 2024, DEP filed a motion in the Chapter 11 Cases (Docket No. 529) seeking relief from the automatic stay to retrieve and repossess certain equipment in the possession of the Debtors that DEP asserts it owns. The Debtors dispute DEP’s ownership interest in the equipment. Responses to the motion are due on April 9, 2024 and a hearing on the motion will be held on April 16, 2024.

Operating Leases

The Company indirectly leased a medical space from the Company's COO. The Company paid approximately $0.6 million and $0.6 million for the years ended December 31, 2023 and 2022 to Humana, a managed care organization with whom the Company has entered into multi-year agreements, and in turn, Humana paid the Company's COO $0.3 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively. The Company's COO leased several other properties directly to the Company and was paid $0.3 million and $0.4 million for the years ended December 31, 2023 and 2022, respectively.

General Contractor Agreements

The Company had various general contractor agreements with Cano Builders, a company that is controlled by Jose Hernandez, the father of Dr. Hernandez, pursuant to which Cano Builders performed leasehold improvements, repairs and maintenance at various Company locations. Payments made to Cano Builders pursuant to these general contractor agreements, as well as amounts paid for repairs and maintenance, totaled approximately $1.0 million, $7.9 million and $7.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, the Company did not have any outstanding liabilities payable to Cano Builders.

Total Health Acquisition

Pursuant to the terms of the Total Health Purchase Agreement, by and among the Total Health Sellers, Mark Kent, as the owner of the Total Health Sellers and who was appointed as the Company’s Interim CEO in June 2023 and permanent CEO and a member of the Board of Directors in August 2023, and Cano Health, LLC, Cano Health, Inc., as purchasers, the Company acquired certain assets from the Total Health Sellers for the Total Health Consideration, which was paid in part in shares of Class A Common Stock on the First Payment Date, a portion in cash on April 1, 2023 and with additional deferred payments as described below.

The initial equity payment was made subject to certain adjustments, including, without limitation, those based on changes in the per share price of the Company’s Class A Common Stock between the First Payment Date and the first anniversary of the First Payment Date (which is the date on which the second portion of the equity-based purchase price becomes due and payable, depending on the relative per share price of the Company’s Class A Common Stock on such date, as compared to the Initial Per Share Price (as defined below). Pursuant to the terms of the Total Health Purchase Agreement, the Total Health Consideration was payable in cash or shares of the Company’s Class A Common Stock, at the Company’s election upon the first such installment, so long as at least $1,335,000 was paid in cash. In addition, within 90 days of January 31, 2024, the Total Health Sellers could receive from the Company an additional $14 million in cash, depending upon certain revenue performance of the businesses sold to the Company in the Total Health Acquisition, in each case so long as Mr. Kent remains an employee of the Company in good standing, subject to certain exceptions and certain other conditions. However, with the filing of the Chapter 11 Cases, the Company’s obligations to fulfill such payment obligation are subject to the automatic stay under the Bankruptcy Code. As previously disclosed, on the First Payment Date, the Company completed the Initial Issuance to the Total Health Sellers as partial consideration for the Total Health Acquisition, which amount was calculated on the basis of the Initial Per Share Price. The Initial Issuance represented 44% of the value of the Total Health Equity Consideration, determined on the basis of the Initial Per Share Price. As the Anniversary Per Share Price was less than the Initial Per Share Price, for the Retained Shares, the Company has agreed to issue to the Total Health Sellers the Gross-Up Shares on January 31, 2024. As of the date of filing of this 2023 Form 10-K, the Company has not delivered the remaining shares. However, with the filing of the Chapter 11 Cases, the Company’s obligations to fulfill such payment obligation are subject to the automatic stay under the Bankruptcy Code. Due to the Chapter 11 Cases, the Bankruptcy Court may reject the applicable purchase agreement and discharge the Company’s payment obligations under such agreement or the Company’s remaining payment obligations under the applicable purchase agreement will be treated as an unsecured creditor claim. Pursuant to the terms of the Total Health Purchase Agreement, with assuming the Anniversary Per Share Price being remains less than the Initial Per Share Price, the Company was obligated to issue to the Total Health Sellers, on or before January 31, 2024, a number of shares of Class A Common Stock as would be needed to pay the remaining 56% of the Total Health Equity Consideration owed to the Total Health Sellers, as well as the Gross-Up Shares. As of the date of filing of this 2023 Form 10-K, the Company has not delivered the remaining shares. However, with the filing of the Chapter 11 Cases, the Company’s obligations to fulfill such payment obligation are subject to the automatic stay under the Bankruptcy Code. Due to the Chapter 11 Cases, the Bankruptcy Court may reject the applicable purchase agreement and discharge the Company’s payment obligations under such agreement or the Company’s remaining payment obligations under the applicable purchase agreement will be treated as an unsecured creditor claim.

Other

Dr. Hernandez' sister-in-law is employed at the Company as its director of payroll and her annualized cash compensation is approximately $145,000.

Independence of the Board

The NYSE has adopted independence standards for companies listed on the NYSE, which applied to Cano Health during 2023, and prior to its delisting by the NYSE in February 2024. These standards required a majority of the Board to be independent and every member of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee to be independent. NYSE standards provide that a director is considered independent only if the Board “affirmatively determines that the director has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company).” In addition, the NYSE prescribes certain other “independence” standards. In making its independence determinations, the Board also follows its “Board of Directors Guidelines for Assessing Director Independence,” reflecting the NYSE and SEC standards for determining director, audit committee and compensation committee independence, which guidelines are attached as Annex A to the Company’s Corporate Governance Guidelines, available on its investor relations website, investors.canohealth.com/governance/governance-documents (the “Independence Guidelines”).

To determine which of its members is independent, the Board uses the standards prescribed by the NYSE, the SEC and the Company’s Independence Guidelines and also considers other relevant facts and circumstances, including whether a director had any other past or present relationships with Cano Health that created conflicts or the appearance of conflicts. Based on its most recent review, the Board has affirmatively determined that each of Dr. Muney, Messrs. Trujillo and Morales and Mmes. Ferrari, Flaton and Rivera qualify as independent directors. The Board also previously determined that Ms. Guichelaar, who resigned as a member of our Board, effective September 3, 2023, was independent.

Our Board has a standing Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Our Board has determined that all of the members of each such committee are independent under applicable NYSE, SEC rules and our Independence Guidelines.

Item 14. Principal Accounting Fees and Services
Our independent public accounting firm is Ernst & Young, LLP, Miami, Florida, U.S., PCAOB Audit ID: 42.

The following table presents fees for professional services rendered by Ernst & Young LLP (“EY”) for the integrated audit of the Company’s annual financial statements and internal control over financial reporting and fees billed for other services rendered by EY.

	2023	2022[1]
Audit Fees	3,478,750	4,015,674
Audit-Related Fees	62,000	—
Tax Fees	—	—
All Other Fees	—	—
Total	3,540,750	4,015,674

In the above table, and in accordance with SEC definitions and rules: (1) “audit fees” are fees for professional services for the audit of the Company’s consolidated financial statements included in this 2023 Form 10-K, review of unaudited interim
1 The amount for 2022 reflects an adjustment of an additional $31,000 in audit fees resulting from (i) $71,000 relating to the Puerto Rico statutory audit and (ii) $(40,000) relating to the ESPP audit charged for 2023 instead of 2022 consolidated financial statements included in Form 10-Qs, and for services that are normally provided by EY in connection with statutory and regulatory filings or engagements; (2) “audit-related fees” are fees for assurance and related services that are reasonably related to EY’s performance of the audit or review of the Company’s consolidated financial statements; and (3) “all other fees” are fees for any services rendered by EY that are not included in the 1st 2 categories.

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

Website Availability of Reports, Corporate Governance Information and Other Financial Information

The Company maintains a comprehensive corporate governance program, including Corporate Governance Guidelines for the Board of Directors, Board Guidelines for Assessing Director Independence, the charters for the Company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, as well as a Code of Business Conduct and Ethics and related corporate policies. The Company maintains a corporate investor relations website, www.investors.canohealth.com, where stockholders and other interested persons may review, without charge, among other things, the Company’ corporate governance materials and certain SEC filings (such as the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, proxy statements, annual reports, Section 16 reports reflecting certain changes in the stock ownership of the Company’s directors and Section 16 officers, and certain other documents filed with the SEC), each of which are generally available on the same business day as the filing date with the SEC on the SEC’s website http://www.sec.gov. In addition, under the section of the website entitled, "Governance," the Company posts printable copies of the latest versions of its Corporate Governance Guidelines (which includes the Board’s Guidelines for Assessing Director Independence) and charters for the Company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, as well as the Company's Code of Business Conduct and Ethics. From time to time, the Company may post on its corporate investor relations website, www.investors.canohealth.com, certain presentations and other information that may include material information regarding its business, financial condition and/or results of operations. The business and financial materials and any other statement or disclosure on, or made available through, the websites referenced herein shall not be deemed incorporated by reference into this report.

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this 2023 Form 10-K:

1) Financial Statements.
The accompanying Index to Consolidated Financial Statements on page 114 of this 2023 Form 10-K is provided in response to this item.

2. List of Financial Statement Schedules.

All schedules are omitted because the required information is either not present, not present in material amounts or presented within the consolidated financial statements.

(b) The exhibits listed in the following “Exhibit Index” are filed, furnished or incorporated by reference as part of this 2023 Form 10-K.

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

10.3+	Asset Purchase Agreement, dated as of December 9, 2022, by and among Cano Health, LLC, Cano Health Inc., the sellers party hereto and DeMarquette Kent (aka Mark Kent).
10.4+
Separation Agreement, dated as of June 18, 2023, by and between the Company and Dr. Marlow Hernandez (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 20, 2023).

10.5+
Letter Agreement, dated as of June 18, 2023, by and between the Company and Dr. Marlow Hernandez (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 20, 2023).

10.6+	Restructuring Support Agreement, dated as of February 4, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2024).
10.7+	DIP Credit Agreement, dated as of February 7, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2024).
10.8+	Form of Executive Retention Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2024).
10.9+
Amended and Restated Employment Agreement, dated as of January 31, 2024, by and between the Company, Cano Health, LLC and Mark Kent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2024).

10.10+
Amended and Restated Employment Agreement, dated as of January 31, 2024, by and between the Company, Cano Health, LLC and Eladio Gil (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2024).

10.11+
Amended and Restated Employment Agreement, dated as of January 31, 2024, by and between the Company, Cano Health, LLC and Robert Camerlinck (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2024).

10.12+
Amended and Restated Employment Agreement, dated as of January 31, 2024, by and between the Company, Cano Health, LLC and David Armstrong (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2024).

10.13+
Director Services Agreement, by and between Cano Health, Inc. and Patricia Ferrari, dated December 18, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2023).

10.14+
Director Services Agreement, by and between Cano Health, Inc. and Carol Flaton, dated December 18, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2023).

10.15+
Cano Health, Inc. Executive Compensation Recovery Policy, adopted as of September 13, 2023 and effective October 2, 2023, being the Company’s policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1.

10.16+	Third Amendment to Cano Health, Inc. 2021 Employee Stock Purchase Plan.
10.17+	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on June 9, 2021).
10.18+	Amendment to Employment Agreement, dated as of March 28, 2024, by and among Cano Health, Inc., Cano Health, LLC and Mr. Eladio Gil.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Independent Registered Public Accounting Firm.
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
**
The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to be furnished with this Annual Report and will not be deemed to be “filed” for purposes of Section 18 of the Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.

+	Indicates a management contract or any compensatory plan, contract or arrangement.
^
Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission; provided, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedules so furnished.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANO HEALTH, INC.

Date		Signature	Title

April 1, 2024	By:	/s/ Mark Kent	Chief Executive Officer
		Mark Kent	(Principal Executive Officer)

April 1, 2024	By:	/s/ Eladio Gil	Chief Financial Officer
		Eladio Gil	(Principal Financial Officer)

April 1, 2024	By:	/s/ Patricia Ferrari	Director
Patricia Ferrari

April 1, 2024	By:	/s/ Carol Flaton	Director
Carol Flaton

April 1, 2024	By:	/s/ Angel Morales	Director
Angel Morales

April 1, 2024	By:	/s/ Dr. Alan Muney	Director
Dr. Alan Muney

April 1, 2024	By:	/s/ Kim Rivera, Esq.	Director
Kim Rivera, Esq.

April 1, 2024	By:	/s/ Solomon D. Trujillo	Director
Solomon D. Trujillo