Form 10-Q
period 2024-03-31
Cano Health, Inc.
filed 2024-05-10
CIK 1800682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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

As of May 7, 2024, the registrant had 4,756,751 shares of Class A common stock outstanding and 652,649 shares of Class B common stock outstanding. Share amounts reflect the 1-for-100 Reverse Stock Split that the Company completed on November 3, 2023.

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

ii.the Restructuring Support Agreement between the Company, certain of its direct and indirect subsidiaries and the lenders party thereto, dated as of February 4, 2024 (together with the Restructuring Term Sheet and all other exhibits and schedules attached thereto, the "RSA"), the transactions and strategic alternatives contemplated thereby, and the expected benefits thereof, including that, if successfully implemented through a chapter 11 plan of reorganization approved by the Bankruptcy Court, it will enable the Company to substantially reduce its debt and position the Company to achieve long-term success and maximize value;

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

vii.our expected principal sources of funds, cash and liquidity, including operating revenues, cash on hand and funds available for borrowing under the DIP Facility, and other permissible borrowings, as well as the availability of funds from the Company taking certain measures, including, among other things, reducing discretionary spending and the Company's expectation to generate additional liquidity from cost reductions resulting from its cost reduction initiatives, as well as funds provided by selling certain assets and our expectation that our existing cash position will not be sufficient to fund our operating and capital expenditure requirements through at least the next 12 months from the date of issuance of our unaudited condensed consolidated financial statements included in this Q1 2024 Form 10-Q;

viii.our expected principal uses of funds, including amounts required for payment of operating expenses; capital expenditure requirements; debt service payments and costs; cash tax payments; payments in connection with our restructuring programs; severance not otherwise included in our restructuring programs; costs related to litigation; and payments in connection with discontinuing non-core business lines and/or exiting and/or entering certain markets; and our estimates of the amount and timing of such operating and other expenses; and our expectation that in 2024, we will incur approximately $80.6 million in cash interest payments and approximately $4.8 million in capital expenditures; our expectations regarding the outcome of any pending legal or regulatory proceedings;

ix.our estimates and judgments regarding our various tax positions, including regarding our deferred tax assets, our belief that no tax uncertainties exist based on analyzing our filing positions in the Federal, State, local and foreign jurisdictions where we are required to file income tax returns for all open tax years and our belief that we have adequately provided for any reasonably foreseeable outcomes related to the Internal Revenue Service ("IRS") tax examination of our income tax return for the year ended December 31, 2020 and that any settlement related thereto will not have a material adverse effect on our consolidated financial statements;

x.the Company’s execution of one or more aspects of its Transformation Plan, including the benefits from such activities, including our expectations regarding achieving approximately $290 million of cost reductions by the end of 2024, including approximately $111 million in initiatives currently in process or already implemented, and the effect of restructuring activities, restructuring costs and charges, the timing of restructuring payments and the benefits from such activities, including our expectations regarding our plan to further restructure our operations to streamline and simplify the organization to improve efficiency and reduce costs, including workforce reductions, and the expected reduction in our selling, general and administrative costs in future periods compared to current levels; and

xi.the Company’s expectations and beliefs regarding its internal control over financial reporting.

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

Actual results may also differ materially from such forward-looking statements for a number of other reasons, including those set forth in our filings with the U.S. Securities and Exchange Commission (the "SEC"), including, without limitation, the risk factors identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the "2023 Form 10-K"), filed with the U.S. Securities and Exchange Commission ("SEC") on April 1, 2024, as well as our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we have filed with the SEC during 2024 (which may be viewed on the SEC’s website at http://www.sec.gov or on our website at investors.canohealth.com/ir-home), as well as reasons including, without limitation:

i.various risks associated with the Chapter 11 Cases, including, but not limited to, the Debtors’ ability to obtain Bankruptcy Court approval with respect to any relief sought in the Chapter 11 Cases, the effects of the Bankruptcy Petitions on the Company and on the interests of various stakeholders, Bankruptcy Court rulings during the Chapter 11 Cases and the outcome of the Chapter 11 Cases in general, the length of time the Debtors will remain in Chapter 11, risks associated with any third-party motions during the Chapter 11 Cases, the potential adverse effects of the Chapter 11 Cases on the Company’s liquidity or results of operations and increased legal and other professional costs necessary to execute the Company’s reorganization, whether the Company will emerge, in whole or in part, from insolvency proceedings as a going concern, employee attrition and the Company’s ability to retain senior management and other key personnel due to the distractions and uncertainties imposed in part by the Chapter 11 Cases and the trading price and volatility of the Company’s Common Stock;

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

xi.less than expected cost reductions and/or any of the other expected benefits from its Transformation Plan, such as due to higher than expected costs and charges to achieve one or more aspects of such plan or delays in achieving such benefits; and/or

xii.difficulties, delays or unanticipated internal control deficiencies or weaknesses that could affect the Company’s plans to remediate the material weaknesses that it identified in its internal control over financial reporting as described in the Company's 2023 Form 10-K and in this Q1 2024 Form 10-Q or difficulties or delays in completing its remediation of those material weaknesses.

For a detailed discussion of other risks and uncertainties that could cause our actual results to differ materially from those expressed or implied by the forward-looking statements, please refer to our risk factor disclosure included in our filings with the SEC, including, without limitation, our 2023 Form 10-K. Investors should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties. Factors other than those listed above could also cause our results to differ materially from expected results. Forward-looking statements speak only as of the date they are made and, except as required by law, we undertake no obligation or duty to publicly update or revise any forward-looking statement, whether to reflect actual results of operations; changes in financial condition; changes in general U.S. or international economic, industry conditions; changes in estimates, expectations or assumptions; or other circumstances, conditions, developments or events arising after the issuance of this report. Additionally, the business and financial materials and any other statement or disclosure on or made available through our websites or other websites referenced herein shall not be incorporated by reference into this report.

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
v

CANO HEALTH, INC.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash, cash equivalents and restricted cash	$177,993	$75,763
Accounts receivable, net of unpaid service provider costs	54,218	75,801
Equity securities at fair value	1,400	18,160
Prepaid expenses and other current assets	21,470	13,099
Total current assets	255,081	182,823
Property and equipment, net	47,578	54,641
Operating lease right-of-use assets	60,035	78,458
Payor relationships, net	517,758	525,511
Other intangibles, net	160,913	167,453
Other assets	4,181	4,853
Total assets	$1,045,546	$1,013,739
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable and accrued expenses (Related parties comprised $6,973 and $6,239 as of March 31, 2024 and December 31, 2023, respectively)	$60,116	$108,347
Current portion of notes payable, net of debt issuance costs	183,750	1,157,318
Current portion of finance lease liabilities	2,734	3,196
Current portions due to sellers	—	48,221
Current portion of operating lease liabilities	13,653	22,750
Other current liabilities	6,745	75,594
Total current liabilities	266,998	1,415,426
Long term portion of operating lease liabilities	61,725	124,329
Long term portion of finance lease liabilities	5,841	7,044
Other liabilities	—	1,941
Liabilities subject to compromise	1,720,188	—
Total liabilities	2,054,752	1,548,740
Stockholders’ Deficit[1]
Shares of Class A common stock $0.01 par value (60,000,000 shares authorized and 4,728,586 and 3,608,119 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	46	35
Shares of Class B common stock $0.01 par value (10,000,000 shares authorized and 653,643 and 1,775,506 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	7	18
Additional paid-in capital	413,881	532,424
Accumulated deficit	(1,296,156)	(880,450)
Total Stockholders' Deficit before non-controlling interests	(882,222)	(347,973)
Non-controlling interests	(126,984)	(187,028)
Total Stockholders' Deficit	(1,009,206)	(535,001)
Total Liabilities and Stockholders' Deficit	$1,045,546	$1,013,739
1 Authorized and outstanding share and per-share amounts for all periods reflect the 1-for-100 Reverse Stock Split that the Company completed on November 3, 2023.
The accompanying Notes are an integral part of these Condensed Financial Statements

CANO HEALTH, INC.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2024	2023
Revenue:
Capitated revenue	$669,075	$841,074
Fee-for-service and other revenue	15,351	25,835
Total revenue	684,426	866,909
Operating expenses:
Third-party medical costs	640,991	708,331
Direct patient expense (Related parties comprised $0 and $4,115 in the three months ended March 31, 2024 and 2023, respectively)	45,865	68,427
Selling, general, and administrative expenses (Related parties comprised $(304) and $1,327 in the three months ended March 31, 2024 and 2023, respectively)	89,109	96,473
Depreciation and amortization expense	18,371	27,221
Transaction costs	1,200	10,086
Change in fair value of contingent consideration	—	(4,100)
Total operating expenses	795,536	906,438
Income (loss) from operations	(111,110)	(39,529)
Other income (expense):
Interest expense (excludes $22,093 of contractual interest for the three months ended March 31, 2024)	(14,930)	(23,505)
Interest income	497	9
Change in fair value of warrant liabilities	—	2,008
Other income (expense)	(10,715)	432
Total other income (expense)	(25,148)	(21,056)
Reorganization items, net	(341,911)	—
Net income (loss) before income tax expense	(478,169)	(60,585)
Income tax (expense) benefit	(36)	—
Net income (loss)	(478,205)	(60,585)
Net income (loss) attributable to non-controlling interests	(62,499)	(32,435)
Net income (loss) attributable to Class A common stockholders[2]	$(415,706)	$(28,150)

Net income (loss) per share attributable to Class A common stockholders, basic[2]	$(90.46)	$(11.74)
Net income (loss) per share attributable to Class A common stockholders, diluted[2]	$(91.10)	$(12.03)
Weighted-average shares outstanding[2]:
Basic	4,595,364	2,398,021
Diluted	5,249,007	5,034,402
2 Weighted-average shares outstanding and per-share amounts for all periods reflect the 1-for-100 Reverse Stock Split that the Company completed on November 3, 2023.
The accompanying Notes are an integral part of these Condensed Financial Statements

CANO HEALTH, INC.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

Three Months Ended March 31, 2024 and 2023

(in thousands, except shares)	Class A Shares[3]		Class B Shares[3]		Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2022	2,241,186	$22	2,687,946	$27	$538,614	$(286,032)	$241,644	$494,275
Stock-based compensation expense, net	—	—	—	—	9,351	—	—	9,351
Issuance of Class A common stock upon vesting of restricted stock units	403				(96)		96	—
Issuance of common stock for acquisitions	97,249	1	—	—	14,302	—	—	14,303
Exchange of Class B common stock for Class A common stock	51,565	1	(51,565)	(1)	3,570	—	(3,570)	—
Warrants exercised	216,209	2	—	—	214	—	—	216
Debt discount - warrants issued	—	—	—	—	45,698	—	—	45,698
Employee Stock Purchase Plan Issuance	11,583	—	—	—	1,143	—	—	1,143
Impact of transactions affecting non-controlling interests	—	—	—	—	(17,802)	—	17,802	—
Net income (loss)	—	—	—	—	—	(28,150)	(32,435)	(60,585)
BALANCE—March 31, 2023	2,618,195	$26	2,636,381	$26	$594,994	$(314,182)	$223,537	$504,401

(in thousands, except shares)	Class A Shares[3]		Class B Shares[3]		Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests		Total Equity
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2023	3,608,119	$35	1,775,506	$18	$532,424	$(880,450)	$(187,028)		$(535,001)
Stock-based compensation expense, net	—	—	—	—	4,000	—	—		4,000
Exchange of Class B common stock for Class A common stock	1,121,863	11	(1,121,863)	(11)	(151,763)	—	151,763	—	—
Impact of transactions affecting non-controlling interests	(1,396)	—	—	—	29,220	—	(29,220)		—
Net income (loss)	—					(415,706)	(62,499)		(478,205)
BALANCE—March 31, 2024	4,728,586	$46	653,643	$7	$413,881	$(1,296,156)	$(126,984)		$(1,009,206)

3 All outstanding share amounts reflect the 1-for-100 Reverse Stock Split that the Company completed on November 3, 2023.
The accompanying Notes are an integral part of these Condensed Financial Statements

CANO HEALTH, INC.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash Flows (used in) from Operating Activities:
Net loss	$(478,205)	$(60,585)
Adjustments to reconcile net loss to net cash (used in) from operating activities:
Depreciation and amortization expense	18,371	27,221
Change in fair value of contingent consideration	—	(4,100)
Change in fair value of warrant liabilities	—	(2,008)
Change in securities held at fair value	10,324	—
Other non-cash charges	382	—
Amortization of debt issuance costs	505	1,117
Non-cash lease expense	1,182	793
Non-cash reorganization items, net	337,333	—
Stock-based compensation, net	4,000	9,351
Paid in kind interest expense	—	2,071
Net loss on Sale Transaction, Other Divestitures and other	1,320	—
Changes in operating assets and liabilities:
Accounts receivable, net	21,582	(8,406)
Other assets	96	(121)
Prepaid expenses and other current assets	(8,379)	(3,673)
Accounts payable and accrued expenses (Related parties comprised of $(734) and $(1,714) for the three months ended March 31, 2024 and 2023, respectively)	39,041	11,543
Other liabilities	3,620	(2,673)
Net cash (used in) provided by operating activities	$(48,828)	(29,470)

Cash Flows from (used in) Investing Activities:
Purchase of property and equipment (Related parties comprised of $0 and $(436) for the three months ended March 31, 2024 and 2023, respectively)	(814)	(5,080)
Payments to sellers	(1,748)	(4,379)
Sale of equity securities	6,436	—
Net cash provided (used in) by investing activities	$3,874	(9,459)

Cash Flows from (used in) Financing Activities:
Payments of long-term debt	—	(1,611)
Debt issuance costs	(4,159)	(9,209)
Proceeds from DIP Credit Facility	150,000	—
Proceeds from long-term debt	—	150,000
Proceeds from CS Revolving Line of Credit	—	15,000
Repayments of CS Revolving Line of Credit	—	(99,000)
Proceeds from insurance financing arrangements	2,712	2,690
Payments of principal on insurance financing arrangements	(1,369)	(734)
Principal payments under finance leases	—	(540)
Other	—	(108)
Net cash provided (used in) by financing activities	$147,184	56,488

Net increase (decrease) in cash, cash equivalents and restricted cash	102,230	17,559
The accompanying Notes are an integral part of these Condensed Financial Statements

CANO HEALTH, INC.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Cash, cash equivalents and restricted cash at beginning of year	75,763	27,329
Cash, cash equivalents and restricted cash at end of period	$177,993	$44,888

Supplemental cash flow information:
Interest paid	805	25,204
Income taxes paid	3	—
Cash paid for Reorganization items, net	4,577	—

Non-cash investing and financing activities:
Change in ROU assets due to modifications	(13,474)	11,471
Issuance of Class A common stock for acquisitions	—	14,303
Changes to construction in process funded through accounts payable	—	889
Humana Affiliate Provider clinic leasehold improvements	—	431
Employee Stock Purchase Plan issuance	—	1,143
Warrants issued	—	45,698

The accompanying Notes are an integral part of these Condensed Financial Statements

CANO HEALTH, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    NATURE OF BUSINESS AND OPERATIONS

Nature of Business

Cano Health, Inc. (“Cano Health” or the “Company”), formerly known as Primary Care (ITC) Intermediate Holdings, LLC (“PCIH” or the "Seller"), provides value-based medical care for its members. The Company focuses on providing high-touch population health and wellness services to Medicare Advantage, Accountable Care Organization Realizing Equity, Access, and Community Health ("ACO REACH"), Medicare patients under ACO and Medicaid capitated members, particularly in underserved communities by leveraging our platform to deliver high-quality health care services. The Company also operates pharmacies in the network for the purpose of providing a full range of managed care services to its members.

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

Following the consummation of the Business Combination, substantially all of the Company’s assets and operations are held and conducted by PCIH and its subsidiaries. As the Company is a holding company with no material assets other than its ownership of PCIH Common Units and its managing member interest in PCIH, the Company has no independent means of generating revenue or cash flow. The Company’s ability to pay taxes and dividends depends on the financial results and cash flows of PCIH and the distributions it receives from PCIH. The Company’s only assets are equity interests in PCIH, which represented a 35.1% and 87.9% controlling ownership as of the Closing Date and as of March 31, 2024, respectively. Certain members of PCIH who retained their common unit interests in PCIH held the remaining 64.9% and 12.1% non-controlling ownership interests as of the Closing Date and as of March 31, 2024, respectively. These members hold an economic interest in PCIH through PCIH Common Units and a corresponding number of non-economic Class B common stock, which entitles the holder to one vote per share.

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

Subject to the terms and conditions set forth in the Business Combination Agreement, the Seller and its equity holders received aggregate consideration with a value equal to $3,534.9 million, which consisted of (i) $466.5 million of cash and (ii) 3.07 million shares of Class B common stock valued at $3,068.4 million based on a reference stock price of $1,000 per share.

CANO HEALTH, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Following the closing of the Business Combination, Class A stockholders owned direct controlling interests in the combined results of PCIH and Cano Health, while the Seller, as the sole Class B stockholder, owned indirect economic interests in PCIH shown as non-controlling interests in Cano Health's unaudited condensed consolidated financial statements. The Seller holds these indirect economic interests in the form of PCIH Common Units that are redeemable for shares of Cano Health Class A common stock, together with the cancellation of an equal number of shares of Cano Health Class B common stock. The non-controlling interests will decrease over time as shares of Class B common stock and PCIH Common Units are exchanged for shares of Cano Health's Class A common stock.

Reverse Stock Split

As previously-disclosed in the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2023, the Company effected the previously-announced 1-for-100 reverse stock split of the Company’s Class A and Class B common stock (the “Reverse Stock Split”) pursuant to which each 100 shares of the Company’s Class A and Class B common stock issued and outstanding immediately prior to filing the Certificate of Amendment to the Company’s Certificate of Incorporation on November 2, 2023 were automatically combined into one share of Class A Common Stock and Class B Common Stock, respectively, subject to the elimination of fractional shares. All references to outstanding share and per share amounts for all periods reflect the Reverse Stock Split. The par value per share of each share of Class A and Class B common stock was proportionately multiplied by 100, and the number and exercise price of all Public Warrants, PCIH Common Units, stock options, restricted stock awards and restricted stock unit awards were each proportionately adjusted by the ratio used to complete the Reverse Stock Split.

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

Current Bankruptcy Proceedings

The Chapter 11 Cases, the Restructuring Support Agreement, the DIP Credit Agreement and the Tax Receivable Agreement

As previously disclosed in Current Reports on Form 8-K filed by the Company on February 5, 2024 and February 7, 2024 with the SEC, on February 4, 2024 (the "Petition Date"), the Company and certain of its direct and indirect subsidiaries (such subsidiaries, together with the Company, the “Debtors”) entered into the RSA with lenders holding approximately (x) 86% of its secured revolving and term loan debt and (y) 92% of its senior unsecured notes (collectively, the “Consenting Creditors”), which, among other things, sets forth the principal terms of a proposed financial restructuring (the “Restructuring”) of the existing capital structure of the Company in voluntary cases (the “Chapter 11 Cases”) commenced by the Debtors beginning on the Petition Date in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) under chapter 11 of title 11 of the U.S. Code (the “Bankruptcy Code”). The remaining subsidiaries of the Company that did not file for bankruptcy are immaterial to the disclosure of the Company’s financial statements as compared the condensed combined financial information of the debtor entities.

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

CANO HEALTH, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In addition, the filing of the Chapter 11 Cases, have resulted in the acceleration of the Company’s obligations under the Tax Receivable Agreement.

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

CANO HEALTH, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

CANO HEALTH, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The DIP Lenders have provided new financing commitments to Cano Health, LLC under a new money delayed draw term loan facility (the “DIP Facility”) in an aggregate principal amount of $150 million. Under the DIP Facility, (i) $50 million was funded to the Company on February 7, 2024 following Bankruptcy Court approval of the DIP Facility on an interim basis (the “Interim DIP Order”), and (ii) $100 million was made available to be drawn following Bankruptcy Court approval of the DIP Facility on a final basis (the “Final DIP Order”) on March 6, 2024. On March 18, 2024, $22 million was funded to the Company and $78 million of which is presented as restricted cash is available to be drawn as of March 31, 2024.

Borrowings under the DIP Facility bear interest at the rate of, at the election of Cano Health, LLC, (i) SOFR plus 11.00% or (ii) alternate base rate plus 10.00%. Pursuant to the Final DIP Order, the DIP Lenders received participation fees in an amount equal to 15% of DIP Facility payable solely in shares of the new common shares of the ultimate parent of the entities acquiring substantially all of the then-existing assets of the Debtors (the "Reorganized Equity") in an aggregate amount equal to the Participation Fee (expressed in dollars) divided by 75.0% of the Acceptable Plan value, that were fully earned upon entry of the Final DIP Order and will be allocated to the DIP Lenders upon emergence; provided that, to the extent that a Wholeco Sale Transaction is consummated, the Participation Fee shall be payable in cash on such date, rather than in Reorganized Equity of the Company; provided further, that, in the event the net proceeds of the WholeCo Sale Transaction are sufficient to repay in full in cash all Allowed DIP Claims (without taking into account the Participation Fee), the Participation Fee shall be waived. The Consenting Creditors will receive backstop fees in an amount equal to 7.5% of the aggregate commitments under the DIP Facility payable in kind by adding such fees to the aggregate principal amount of the DIP Facility.

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

CANO HEALTH, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The Company has applied Accounting Standards Codification (“ASC”) 852, Reorganizations, for the period subsequent to the bankruptcy filing. ASC 852 requires that the Company's consolidated financial statements distinguish between transactions and events that are directly associated with the Restructuring from the Company's ongoing operation of its business. Accordingly, certain expenses, gains and losses that are realized or incurred in connection with the Chapter 11 Cases are recorded as reorganization items on the Company's unaudited condensed consolidated statement of operations. In addition, pre-petition Debtor obligations that may be impacted by the Chapter 11 Cases have been classified on the Company's unaudited condensed consolidated balance sheet at March 31, 2024 as "Liabilities subject to compromise.' These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. See below for more information regarding these Reorganization items.

Debtor-in-Possession

The Debtors are currently operating as debtors-in-possession in accordance with the applicable provisions of the Bankruptcy Code. The Bankruptcy Court has approved motions filed by the Debtors that were designed primarily to mitigate the impact of the Chapter 11 Cases on the Company's ability to continue to operate its ongoing business. As a result, the Company is able to conduct normal business activities and pay all associated obligations for the period following its filing of the Chapter 11 Cases in the ordinary course of business. Additionally, the Company is authorized to pay and has paid certain pre-petition obligations pursuant to the First Day Motions. During the pendency of the Chapter 11 Cases, all transactions outside the ordinary course of business require the Bankruptcy Court's prior approval.

Automatic Stay

Subject to certain specific exceptions under the Bankruptcy Code, the Bankruptcy Petitions automatically stayed most judicial or administrative actions against the Debtors and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims. Absent an order from the Bankruptcy Court, substantially all the Debtors’ pre-petition liabilities are subject to settlement under the Bankruptcy Code.

CANO HEALTH, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Executory Contracts

Subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assign or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors from performing their future obligations under such executory contract or unexpired lease, but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with the Debtors in this document, including, where applicable, a quantification of the Company’s obligations under any such executory contract or unexpired lease of the Debtors, is qualified by any overriding rejection rights the Company has under the Bankruptcy Code. On March 29, 2024, the Debtors filed a motion seeking authority to reject 7 executory contracts (Docket No. 533), which the Bankruptcy Court approved by order dated April 12, 2024 (Docket No. 640).

Potential Claims

The Debtors have filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of each of the Debtors, subject to the assumptions filed in connection therewith. These schedules and statements may be subject to further amendment or modification after filing. Certain holders of pre-petition claims that are not governmental units were required to file proofs of claim by the deadline for general claims, which was on April 22, 2024 at 5:00 p.m. ET (the “Bar Date”). On April 4, 2024, the Bankruptcy Court entered an order extending the bar date for the Debtors' former officers, directors or employees to file proofs of claims to May 9, 2024 at 5:00 p.m. ET (Docket No. 615).

As of April 9, 2024, the Debtors have received approximately 363 proofs of claim asserted for a total of approximately $350.1 million. In addition, the Debtors scheduled approximately 5,400 claims for approximately $35.5 billion. The scheduled total includes amounts identified as secured debt guarantees at each applicable debtor guarantor. Such amount includes duplicate claims across multiple debtor legal entities. These claims will be reconciled to amounts recorded in the Company's accounting records. Differences in amounts recorded and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court, where appropriate. The Bankruptcy Code does not allow for claims that have been acknowledged as duplicates. In addition, the Company may ask the Bankruptcy Court to disallow claims that the Company believes have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. In addition, as a result of this process, the Company may identify additional liabilities that will need to be recorded or reclassified to "Liabilities subject to compromise." In light of the substantial number of claims filed, and expected to be filed, the claims resolution process may take considerable time to complete and likely will continue after the Debtors emerge from bankruptcy.

Reorganization Items, Net

The Debtors have incurred and will continue to incur significant costs associated with the Restructuring, including the write-off of original issue discount and deferred long-term debt fees on debt subject to compromise, costs of debtor-in-possession refinancing, legal and professional fees, amongst others. The amount of these charges, which since the Petition Date are being expensed as incurred, are expected to significantly affect the Company’s results of operations. In accordance with applicable guidance, costs associated with the Chapter 11 Cases have been recorded as 'Reorganization items, net" within the Company’s accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2024. See Note 11, "Reorganizations Items, Net".

Financial Statement Classification of Liabilities Subject to Compromise

The accompanying unaudited condensed consolidated balance sheet as of March 31, 2024 includes amounts classified as "Liabilities subject to compromise," which represent liabilities the Company anticipates will be allowed as claims in the Chapter 11 Cases. These amounts represent the Debtors’ current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases, and may differ from actual future settlement amounts paid. Differences between liabilities estimated and claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. The

CANO HEALTH, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Company will continue to evaluate these liabilities throughout the Chapter 11 Cases and adjust amounts as necessary. Such adjustments may be material. See Note 10, "Liabilities Subject to Compromise."

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

The Debtors have continued to review their portfolio and have closed or are in the process of closing approximately 72 under-performing locations that are not core to their go forward business since September 2023. The Debtors rejected the leases associated with such locations as part of the Chapter 11 Cases. By order dated March 8, 2024 (Docket No. 448), the Bankruptcy Court approved such rejections. On March 29, 2024, the Debtors filed a motion seeking authority to reject 7 executory contracts and 4 additional leases (Docket No. 533), which the Bankruptcy Court approved by order dated April 12, 2024 (Docket No. 640). The Debtors continue to evaluate their existing lease portfolio and additional rejection motions may be filed during the Chapter 11 Cases.

Plan of Reorganization

On March 22, 2024, the Debtors, filed (i) the Joint Chapter 11 Plan of Reorganization of Cano Health, Inc. and Its Affiliated Debtors (Docket No. 498) (as thereafter amended on April 22, 2024 (Docket No. 671) and May 6, 2024 (Docket No.
773) and as may be further amended, supplemented, or otherwise modified, the “Proposed Plan”); (ii) the proposed Disclosure Statement for the Joint Chapter 11 Plan of Reorganization of Cano Health, Inc. and Its Affiliated Debtors, (Docket No. 499) (as thereafter amended on April 22, 2024 (Docket No. 672) and May 6, 2024 (Docket No. 774) as may be further amended, supplemented, or otherwise modified, the “Proposed Disclosure Statement”); and (iii) the Motion of Debtors for Entry of Order (I) Approving Proposed Disclosure Statement and Form and Manner of Notice of Disclosure Statement Hearing, (II) Establishing Solicitation and Voting Procedures, (III) Scheduling Confirmation Hearing, (IV) Establishing Notice and Objection Procedures for Confirmation of Proposed Plan, and (V) Granting Related Relief (Docket No. 501). On April 22, 2024 and May 6, 2024, the Debtors filed amended versions of the Proposed Plan and Proposed Disclosure Statement. The April 22, 2024 amendment to the Proposed Disclosure Statement revised the document to include a liquidation analysis, a valuation analysis of the reorganized Debtors and financial projections, as previously disclosed in our Current Report on Form 8-K filed with the SEC on April 22, 2024. A hearing to consider, among other things, the adequacy of the Proposed Disclosure Statement and approval of the Debtors’ proposed procedures relating to the solicitation and tabulation of votes to accept or reject the Proposed Plan is scheduled to be heard before the Bankruptcy Court on May 9, 2024.

Principles of Consolidation

The Company's unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The portion of an entity not wholly-owned by the Company is presented as non-controlling interests. All significant intercompany balances and transactions are eliminated in consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting policies consistent with those of the Company.

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

CANO HEALTH, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Cano Health Texas, PLLC, Cano Health Nevada, PLLC, Cano Health California, PC, CHC Provider Network, PC and Cano Health Illinois, PLLC (collectively, the "Physicians Groups"), which the Company has concluded are VIEs. All material intercompany accounts and transactions have been eliminated in consolidation.

Risks and Uncertainties

For additional information on the Company’s risk factors, please see Item 1A, "Risk Factors,” included in the Company’s 2023 Form 10-K.

Reclassifications

Certain prior year amounts have also been reclassified for consistency with the current year presentation. Such reclassifications impacted the classification of: repayments of equipment loans, repayment of finance lease obligations and employee stock purchase plan contributions within the statement of cash flows. Additionally, there were reclassifications related to revenue and direct patient expense within variable interest entities. These reclassifications had no impact on net loss as previously presented.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company described its significant accounting policies in Note 2, “Summary of Significant Accounting Policies,” included in the audited consolidated financial statements for the year ended December 31, 2023 included in its 2023 Form 10-K. During the three months ended March 31, 2024, there were no significant changes to those accounting policies.

Stock-Based Compensation

The operation of the Employee Stock Purchase Plan ("ESPP") was suspended in December 2023 and there were no new stock-based compensation grants issued during the quarter ended March 31, 2024, therefore additional disclosures related to stock-based compensation have been excluded from this Q1 2024 Form 10-Q as there have been no significant changes since the last reporting period. The total stock-based compensation expense related to all the stock-based awards is reported in the Company's unaudited condensed consolidated statement of operations as compensation expense within the selling, general and administrative expense caption.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents are highly liquid investments purchased with original maturities of three months or less. Restricted cash balances include letters of credit, cash held as collateral, restricted cash from sales of equity securities at fair value and DIP refinancing held in the escrow account. As of March 31, 2024 and December 31, 2023, our restricted cash balance consisted of $140.3 million and $33.3 million, respectively.

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

CANO HEALTH, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

3.    GOING CONCERN

The Company's accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. However, as a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. Our liquidity requirements, and the availability to the Company of adequate capital resources, are difficult to predict at this time. The Company’s ability to continue as a going concern is contingent upon its ability to successfully implement a plan of reorganization in the Chapter 11 Cases, among other factors, and the realization of assets and the satisfaction of liabilities are subject to uncertainty. Further, any plan of reorganization could materially change the amounts of assets and liabilities reported in the Company's accompanying unaudited condensed consolidated financial statements. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Chapter 11 Cases.

The Company currently believes that there is not sufficient liquidity to cover the Company’s operating, investing and financing cash uses for the next 12 months. As a result of the Company's financial condition, defaults under certain debt agreements, as disclosed in Note 12, "Debt," of the unaudited condensed consolidated financial statements, and the risks and uncertainties surrounding the Chapter 11 Cases, substantial doubt exists that the Company will be able to continue as a going concern for one year from the issuance date of the financial statements.

The Company is pursuing several initiatives to improve its liquidity and net cash, such as reducing operating expenses. The Company’s efforts to reduce operating expenses include reducing permanent staff, lowering its third-party medical costs through negotiations with payors, consolidating underperforming medical centers, delaying renovations and other capital projects and significantly reducing nonessential spending. Other Company efforts to improve its liquidity include a strategic review of its Medicaid business in Florida, pharmacy assets and other specialty practices.

CANO HEALTH, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.    REVENUE AND ACCOUNTS RECEIVABLE

The Company’s revenue streams for the three months ended March 31, 2024 and 2023, respectively, were as follows:

	Three Months Ended March 31,
	2024		2023
(in thousands)	Revenue $	Revenue %	Revenue $	Revenue %
Capitated revenue
Medicare	$637,153	93.1%	$793,628	91.5%
Other capitated revenue	31,922	4.7%	47,446	5.5%
Total capitated revenue	669,075	97.8%	841,074	97.0%
Fee-for-service and other revenue
Fee-for-service	3,138	0.5%	11,693	1.3%
Pharmacy	10,979	1.6%	12,106	1.4%
Other	1,234	0.2%	2,036	0.3%
Total fee-for-service and other revenue	15,351	2.2%	25,835	3.0%
Total revenue	$684,426	100.0%	$866,909	100.0%

Accounts Receivable

The Company's accounts receivable balances are summarized for the periods indicated below. The Company’s accounts receivable are presented net of the unpaid service provider costs. A right of offset exists when all of the following conditions are met: 1) each of the two parties owed the other determinable amounts; 2) the reporting party has the right to offset the amount owed with the amount owed to the other party; 3) the reporting party intends to offset; and 4) the right of offset is enforceable by law. The Company believes all of the aforementioned conditions existed as of March 31, 2024 and December 31, 2023, subject to the applicable provisions of the Bankruptcy Code.

	As of
(in thousands)	March 31, 2024	December 31, 2023
Accounts receivable	$303,909	$316,391
Medicare risk adjustment	26,530	17,091
Unpaid service provider costs	(276,221)	(257,681)
Accounts receivable, net	$54,218	$75,801

Concentration of Risk

Three payors represented greater than 10% of our total revenue for the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31,
	2024	2023
Revenues	72.0%	67.7%

Those same three payors, in aggregate, represented the following percentages of accounts receivable as of March 31, 2024 and December 31, 2023, respectively.

	As of
	March 31, 2024	December 31, 2023
Accounts receivable, net	70.0%	75.9%

CANO HEALTH, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following as of March 31, 2024 and December 31, 2023, respectively:

(in thousands)	March 31, 2024	December 31, 2023
Prepaid insurance	$7,683	$1,363
Other	13,787	11,736
Prepaid expenses and other current assets	$21,470	$13,099

As of March 31, 2024 and December 31, 2023, unamortized prepaid insurance comprised of $7.7 million and $1.4 million respectively. Other assets include prepaid bonus incentives, pharmacy inventory, tax prepaid assets and miscellaneous receivables.

6.    UNPAID SERVICE PROVIDER COSTS

Activity in unpaid service provider costs for the three months ended March 31, 2024 and 2023, respectively, is summarized below:

(in thousands)	2024	2023
Balance as of January 1,	$368,346	$318,554

Incurred related to:
Current year	568,890	603,672
Prior years	897	6,778
	569,787	610,450
Paid related to:
Current year	231,274	257,668
Prior years	309,987	279,110
	541,261	536,778
Balance as of March 31,	$396,872	$392,226

The foregoing reconciliation reflects an increase in our estimate of unpaid service provider costs during the three months ended March 31, 2024 and March 31, 2023 of $0.9 million and $6.8 million respectively, driven by higher than expected utilization for prior years that were incurred in the current year. The service fund liability within the captions "Other current liabilities" and "Liabilities Subject to Compromise" in the Company's unaudited condensed consolidated balance sheet, as of March 31, 2024 included $76.9 million of accounts receivable, net. As of March 31, 2023, the service fund liability within the caption "Other current liabilities" in the Company's unaudited condensed consolidated balance sheet included $11.9 million of accounts receivable, net. The service fund liability accounts for plans where the accounts receivables, offset by unpaid service provider cost liabilities of $120.7 million and $14.8 million, respectively, resulted in a net deficit position as of March 31, 2024 and 2023.

The Company maintains a provider excess loss insurance policy to protect against claim expenses exceeding certain levels that are incurred by the Company on behalf of members. As of both March 31, 2024 and March 31, 2023, the Company's excess loss insurance deductible was $0.2 million with maximum coverage of $2.0 million per member per calendar year. The Company recorded excess loss insurance premiums of $3.8 million and reimbursements of $1.8 million for the three months ended March 31, 2024. For the three months ended March 31, 2023, the Company recorded excess loss insurance premiums of $1.0 million and reimbursements of $0.6 million. The Company recorded these amounts on a net basis in the caption "Third-party medical costs" in the Company's accompanying unaudited condensed consolidated statements of operations.

CANO HEALTH, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.    PAYOR RELATIONSHIPS AND OTHER INTANGIBLES, NET

As of March 31, 2024, the Company’s total intangibles, net, consisted of the following:

(in thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles:
Trade names	9.0 years	$1,409	$(1,144)	$265
Brand names	16.2 years	181,580	(59,245)	122,335
Non-compete agreements	4.9 years	79,121	(46,280)	32,841
Customer relationships	18.2 years	880	(294)	586
Payor relationships	20.0 years	619,742	(101,984)	517,758
Provider relationships	4.6 years	15,942	(11,056)	4,886
Total intangibles, net		$898,674	$(220,003)	$678,671

As of December 31, 2023, the Company’s total intangibles, net consisted of the following:

(in thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles:
Trade names	9.0 years	$1,409	$(1,104)	$305
Brand names	16.2 years	181,585	(57,335)	124,250
Non-compete agreements	4.9 years	79,134	(42,569)	36,565
Customer relationships	18.2 years	880	(282)	598
Payor relationships	20.0 years	619,742	(94,231)	525,511
Provider relationships	4.6 years	15,942	(10,206)	5,736
Total intangibles, net		$898,692	$(205,728)	$692,964

The Company recorded amortization expense of $14.3 million and $21.1 million for the three months ended March 31, 2024, and 2023, respectively.

Long-lived assets are reviewed periodically for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. In the quarter ended March 31, 2024, the Company performed a recoverability test and concluded no impairment charge was necessary.

Expected amortization expense for the Company’s existing amortizable intangibles for the next 5 years, and thereafter, as of March 31, 2024 is as follows:

(in thousands)	Amount
2024 - remaining	$41,886
2025	54,438
2026	46,209
2027	39,476
2028	38,866
Thereafter	457,796
Total	$678,671

CANO HEALTH, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Changes or consolidation of the use of any of our brand names or termination of provider relationships, could result in a reduction in their remaining estimated economic lives, which could lead to increased amortization expense.

8.    LEASES

The Company leases offices, operating medical centers, vehicles and medical equipment. Leases consist of finance and operating leases, and have a remaining lease term of 1 year to 9 years. The Company elected the practical expedient, which allows the Company to exclude leases with a lease term less than 12 months from being recorded on the balance sheet. The Company adopted the practical expedient related to the combining of lease and non-lease components, which allows us to account for the lease and non-lease components as a single lease component.

Future minimum lease payments under operating and finance leases as of March 31, 2024 were as follows:

(in thousands)	Operating	Finance	Total
2024 - remaining	$18,628	$2,780	$21,408
2025	19,884	3,609	23,493
2026	17,695	3,053	20,748
2027	15,375	956	16,331
2028	12,997	—	12,997
2029	10,205	—	10,205
Thereafter	18,103	—	18,103
Total minimum lease payments	112,887	10,398	123,285
Less: amount representing interest	(35,214)	(1,834)	(37,048)
Lease liabilities	$77,673	$8,564	$86,237

Of the $77.7 million and $8.6 million of operating lease liabilities and finance lease liabilities respectively, $2.3 million of operating lease liabilities and $0.01 million of finance lease obligations, have been reclassified to “Liabilities Subject to Compromise” in the unaudited condensed consolidated balance sheets as of March 31, 2024.

The Company recorded rent expense of $8.6 million and $9.7 million for the three months ended March 31, 2024, and 2023 respectively.

On February 5, 2024, the debtors filed a motion with the Bankruptcy Court to reject the leases of 72 unexpired leases of nonresidential real property. The Debtors rejected the leases associated with such locations as part of the Chapter 11 Cases. By order dated March 8, 2024 (Docket No. 448), the Bankruptcy Court approved such rejections. On March 29, 2024, the Debtors filed a motion seeking authority to reject 7 executory contracts and 4 additional leases (Docket No. 533), which the Bankruptcy Court approved by order dated April 12, 2024 (Docket No. 640). As a result of the order dated March 8, 2024, the Company derecognized $53.4 million and $0.2 million of operating lease liabilities and operating lease right-of-use assets, respectively, and recognized a gain of $53.2 million which is included in the caption, “Reorganization items, net” in the Company's unaudited condensed consolidated financial statement of operations, as further disclosed in Note 11, "Reorganization items, net." The majority of these rejected leases were abandoned and their related right of use asset were written off in December 2023. Any unrejected lease obligations that were incurred prior to the petition date and remained unpaid as of the balance sheet date are included in the caption, “Liabilities Subject to Compromise” in the unaudited condensed consolidated balance sheets.

CANO HEALTH, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.    OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following as of March 31, 2024 and December 31, 2023, respectively:

(in thousands)	March 31, 2024	December 31, 2023
Service fund liability[1]	$6,745	$72,003
Other	—	3,591
Other current liabilities	$6,745	$75,594
10.    LIABILITIES SUBJECT TO COMPROMISE

As discussed in Note 1, "Nature of Business and Operations", since the Petition Date, the Company has been operating as debtor in possession under the jurisdiction of the Bankruptcy Court and in accordance with provisions of the Bankruptcy Code. On the Company's accompanying unaudited condensed consolidated balance sheets, the caption “Liabilities subject to compromise” reflects the expected allowed amount of the pre-petition claims that have at least a possibility of not being repaid at the full claim amount. Liabilities subject to compromise at March 31, 2024 consisted of the following:

(in thousands)	March 31, 2024
Accounts payable, accrued expenses, other liabilities and deferred taxes	$78,778
Service Fund Liability	70,119
Due to Seller	48,240
Debt subject to compromise	1,233,159
Accrued interest on debt subject to compromise	28,778
Tax receivable agreement liability	261,114
Total	$1,720,188

Determination of the value at which liabilities will ultimately be settled cannot be made until the Bankruptcy Court approves the Plan of Reorganization. The Company will continue to evaluate the amount and classification of its pre-petition liabilities. Any additional liabilities that are subject to compromise will be recognized accordingly, and the aggregate amount of liabilities subject to compromise may change.

11.    REORGANIZATION ITEMS, NET

Reorganization items incurred as a result of the Chapter 11 Cases are presented separately in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2024 and are summarized below:

(in thousands)	March 31, 2024
Write-off of debt issuance cost related to debt subject to compromise	$75,776
Debtor-in-possession refinancing costs	37,909
Professional fees and other bankruptcy related costs	20,197
Write-off of lease liabilities	(52,834)
Tax receivable agreement liability	261,114
Interest income on surplus cash invested	(251)
Reorganization items, net	$341,911

1 The balance reflected in service fund liability relates to service funds in a deficit position and reflects the net amount of medical services incurred but not reported ("IBNR") and accounts receivable. $70.1 million of Service fund liability is classified as Liability subject to compromise. Refer to Note 10, "Liabilities Subject to Compromise."

CANO HEALTH, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Professional fees included in Reorganization items, net represent fees for post-petition expenses related to the Chapter 11 Cases. Payments of $4.6 million related to professional fees and $4.2 million related to Debtor-in-possession refinancing costs have been presented as cash outflows from operating activities and financing activities, respectively in the Company's unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2024.

As of March 31, 2024, $15.6 million of professional fees included in Reorganization items, net were unpaid and accrued in Accounts Payable and Accrued Expenses in the Company's accompanying unaudited condensed consolidated balance sheet.

12.    DEBT

At March 31, 2024 and December 31, 2023, the Company's current notes payable were as follows:

	As of
(in thousands)	March 31, 2024	December 31, 2023
Term loans and revolving line of credit [2]	$933,159	$933,159
Senior Notes	300,000	300,000
DIP Facility	183,750	—
Less: Debt issuance costs	—	(75,840)
Total debt prior to reclassification to liabilities subject to compromise	$1,416,909	$1,157,318
Less: Current portion	183,750	1,157,318
Less: Amounts reclassified to liabilities subject to compromise	1,233,159	—
Long-term debt	$—	$—

Since the filing of the Chapter 11 Cases on the Petition Date, the Company ceased accruing interest on all debt, except for the DIP Facility. As a result, the Company did not record $22.1 million of contractual interest expense related to the CS Term Loan, CS Revolving Line of Credit, 2023 Term Loan, and Senior Notes as of March 31, 2024. In connection with the Company’s voluntary petition for reorganization, $1.2 billion outstanding under our term loans, revolving line of credit, and senior notes has been classified to “Liabilities Subject to Compromise” in the unaudited condensed balance sheets as of March 31, 2024 and the entire corresponding unamortized debt issuance costs of $75.8 million were expensed during the first quarter of 2024 to “Reorganization items, net" in the unaudited condensed consolidated statement of operations for the quarter ended March 31, 2024.

Borrowings under the DIP Facility bear interest at the rate of, at the election of Cano Health, LLC, (i) SOFR plus 11.00% or (ii) alternate base rate plus 10.00%. Pursuant to the Final DIP Order, the DIP Lenders received participation fees in an amount equal to 15% of DIP Facility payable solely in shares of the new common shares of the ultimate parent of the entities acquiring substantially all of the then-existing assets of the Debtors (the "Reorganized Equity") in an aggregate amount equal to the Participation Fee (expressed in dollars) divided by 75.0% of the Acceptable Plan value, that were fully earned upon entry of the Final DIP Order and will be allocated to the DIP Lenders upon emergence; provided that, to the extent that a Wholeco Sale Transaction is consummated, the Participation Fee shall be payable in cash on such date, rather than in Reorganized Equity of the Company; provided further, that, in the event the net proceeds of the WholeCo Sale Transaction are sufficient to repay in full in cash all Allowed DIP Claims (without taking into account the Participation Fee), the Participation Fee shall be waived. The Consenting Creditors will receive backstop fees in an amount equal to 7.5% of the aggregate commitments under the DIP Facility payable in kind by adding such fees to the aggregate principal amount of the DIP Facility.

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
2 As of December 31, 2023, this balance included $20.6 million of Paid-in-Kind ("PIK") interest and an additional principal premium of $3.4 million that was incurred under the 2023 Term Loan.

CANO HEALTH, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Credit Suisse Credit Agreement

Pursuant to the Credit Suisse Credit Agreement, the Company, through its wholly owned operating subsidiary, Cano Health, LLC (the “Borrower”), has a senior secured term loan (as amended, the “CS Term Loan”) and a revolving credit facility (as amended, the “CS Revolving Line of Credit”). The Obligations under the Credit Suisse Credit Agreement are secured by substantially all of the Borrower’s assets. The aggregate outstanding principal balances as of March 31, 2024 under the CS Term Loan was $631.5 million and under the CS Revolving Line of Credit was $120.0 million.

On January 14, 2022, the Company entered into an amendment to the Credit Suisse Credit Agreement, pursuant to which the outstanding principal amount of the CS Term Loan was replaced with an equivalent amount of new term loan having substantially similar terms, except with a lower interest rate margin applicable to the new term loan. The amendment of the Credit Suisse Credit Agreement implemented a forward-looking term rate based on the secured overnight financing rate (“SOFR”) as the replacement for LIBOR as the benchmark interest rate for borrowings under the CS Term Loan and CS Revolving Line of Credit, and certain other provisions. The new interest rate applicable to the CS Term Loan and borrowings under the CS Revolving Line of Credit was revised to 4.00%, plus the greater of SOFR and the applicable credit spread adjustment or 0.50%. This amendment represented a partial extinguishment and resulted in a write-off of deferred issuance costs of $1.4 million, which was recorded as a loss on extinguishment of debt for the nine months ended September 30, 2022. During the year ended December 31, 2023, the SOFR exceeded the credit spread adjustment of 0.50%, resulting in monthly variable interest rates for such period. As of March 31, 2024, the effective interest rate of the CS Term Loan was 9.46%. See “The Chapter 11 Cases, the Restructuring Support Agreement and the DIP Credit Agreement” in Note 1 "Nature of Business and Operation," regarding the impact of the automatic stay as a result of the Chapter 11 Cases.

2023 Term Loan Agreement

On February 24, 2023 (the “2023 Term Loan Closing Date”), the Company, through the Borrower and Primary Care (ITC) Intermediate Holdings, LLC (“Holdings”), entered into a Credit Agreement (the “Side-Car Credit Agreement”) with certain lenders and JP Morgan Chase Bank, N.A., as administrative agent (the “2023 Term Loan Administrative Agent”), pursuant to which the lenders provided a senior secured term loan (the “2023 Term Loan”) to the Borrower in the aggregate principal amount of $150 million, the full amount of which was funded on the 2023 Term Loan Closing Date. The aggregate outstanding principal balance as of March 31, 2024 under the 2023 Term Loan was $181.6 million.

Pursuant to the Side-Car Credit Agreement, the 2023 Term Loan bears interest at a rate equal to: (i) on or prior to the date that is the second anniversary of the closing date, 14% per annum, payable quarterly either (at the Borrower’s election) in cash or in kind by adding such amount to the principal balance of the 2023 Term Loan (provided that pursuant to the 2023 Side-

CANO HEALTH, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Car Amendment, the interest rate for the 2023 Term Loan was increased to 16% during the payment-in-kind period ending on February 24, 2025); and (ii) thereafter, 13% per annum, payable quarterly in cash. The Borrower has elected to satisfy interest due on the 2023 Term Loan through the second anniversary in kind. The 2023 Term Loan is scheduled to mature on November 23, 2027. The 2023 Term Loan will not amortize. The Side-Car Amendment was accounted for as a modification of debt due to the difference between the present value of the cash flows under the terms of Side-Car Amendment and the present value of the cash flows under terms of the Side-Car Credit Agreement was less than 10% on a lender-by-lender basis. As of December 31, 2023, the balance of debt issuance costs totaled $75.8 million related to pre-petition debt, which were fully expensed as of March 31, 2024 as a result of Chapter 11 Cases. The write-off of debt issuance costs has been recorded as "Reorganization items, net".

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

Additionally, the Side-Car Credit Agreement contains a financial maintenance covenant, requiring the Borrower to maintain a First Lien Net Leverage Ratio (i.e., total first lien senior secured net debt to Consolidated Adjusted EBITDA) not to exceed 5.80:1.00 on the last day of any four consecutive fiscal quarter period. With a First Lien Leverage Ratio of approximately 12.00:1.00 at June 30, 2023, the Borrower was not in compliance with this financial maintenance covenant as of such date and, accordingly, on August 10, 2023, the Borrower obtained a waiver of such noncompliance and entered into an amendment of the Side-Car Credit Agreement (the “2023 Side-Car Amendment”) under which the Company will not be required to test compliance with the Side-Car Credit Agreement’s financial maintenance covenant until the fiscal quarter ending September 30, 2024. The 2023 Side-Car Amendment provides, among other modifications to the Side-Car Credit Agreement, that: (i) the Company will formally launch, announce and pursue a comprehensive process in an effort to yield one or more offers for a sale of all or substantially all of the assets or businesses of, or direct or indirect equity interests in, the Borrower and its subsidiaries with a purchase price that includes cash proceeds sufficient to pay the obligations under the Side-Car Credit Agreement, and will use its commercially reasonable efforts to promptly close such a transaction; (ii) the interest rate for the 2023 Term Loan was increased to 16% during the payment-in-kind period ending on February 24, 2025; (iii) a premium payment of 5% of the outstanding principal amount of the 2023 Term Loan will be paid in kind by capitalizing such payment to the principal amount of the 2023 Term Loan; (iv) the applicable prepayment premium will be required in connection with any voluntary or mandatory prepayment or repayment of the 2023 Term Loan; (v) the lenders will have participation rights in certain new debt financings incurred by the Borrower or any of its subsidiaries and (vi) the Company shall pay to the Administrative Agent, for distribution to the Lenders of the Term Loans outstanding, a premium equal to 2.00% of the outstanding principal amount of the Term Loans as of such date (a “Specified Relief Premium”). The Specified Relief Premium shall be payable in kind and shall be automatically capitalized to the principal amount of the Loans on each Specified Relief Condition Testing Date, unless the Company shall have delivered an officer’s certificate (in a manner satisfactory to the Administrative Agent) certifying that the Specified Relief Condition is satisfied as of such date, and such capitalized Specified Relief Premium shall constitute principal on such Loans for all purposes under the Side-Car Credit Agreement and the other Loan Documents and shall accrue interest at the Applicable Rate. In the event that the Specified Relief Condition has not been satisfied on any Specified Relief Condition Testing Date ((a) the date that is 90 days after the First Amendment Effective Date, (b) the date that is 180 days after the First Amendment Effective Date, (c) the date that is 270 days after the First Amendment Effective and (d) 360 days after the First Amendment Effective Date (August 4, 2024)), all interests accrued thereon shall become immediately due and payable and shall be automatically capitalized to the principal amount of the Loans. Absent such waiver, the 2023 Term Loan Administrative Agent, acting at the direction of the lead lender, and at the requisite lenders request, could have immediately terminated all commitments under the 2023 Term Loan and accelerated the maturity of all principal, interest and other amounts due thereon.

During the year ended December 31, 2023, the Company paid customary fees and expenses to the 2023 Term Loan Administrative Agent and the lenders in connection with the Side-Car Credit Agreement as amended, including expenses incurred in consummating the 2023 Side-Car Amendment in August 2023.

See “The Chapter 11 Cases, the Restructuring Support Agreement and the DIP Credit Agreement” in Note 1 "Nature of Business and Operation," regarding the impact of the automatic stay on the aforementioned debt instruments as a result of the Chapter 11 Cases.

CANO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Senior Notes

On September 30, 2021, the Company issued senior unsecured notes for a principal amount of $300 million (the "Senior Notes") in a private offering. The Senior Notes bear interest at 6.25% per annum, payable semi-annually on April 1st and October 1st of each year, which interest commenced on April 1, 2022. As of March 31, 2024, the effective interest rate of the Senior Notes was 6.25%. Principal on the Senior Notes is scheduled to become due in full on October 1, 2028. The Senior Notes are not subject to any amortization payments.

Prior to October 1, 2024, the Company has the right to redeem some or all of the Senior Notes at a price equal to 100% of the principal amount redeemed, plus accrued and unpaid interest, plus a make-whole premium. Prior to October 1, 2024, the Company has the right to also redeem up to 40% of the aggregate principal amount of the notes with the net cash proceeds of certain equity offerings, at a redemption price of 106.25%, plus accrued and unpaid interest. On or after October 1, 2024, the Company has the right to redeem some or all of the Senior Notes at a redemption price of 100% to 103.13%, plus accrued and unpaid interest, depending on the date that the Senior Notes are redeemed.

See “The Chapter 11 Cases, the Restructuring Support Agreement and the DIP Credit Agreement” in Note 1 "Nature of Business and Operation," regarding the impact of the automatic stay on the Senior Notes as a result of the Chapter 11 Cases.

Future Principal Payments on Term Loans and Senior Notes

The following table sets forth the Company’s future principal payments as of March 31, 2024, assuming acceleration of principal and capitalized PIK interest related to the 2023 Term Loan into calendar year 2024:

(in thousands)
Year ending December 31,	Amount
2024	$1,416,909
Thereafter	—
Total	$1,416,909

During the quarter ended March 31, 2024, the Company expensed $4.2 million of debt issuance costs related to its DIP Financing and has been recorded within "Reorganization items, net". As of December 31, 2023, the balance of debt issuance costs totaled $75.8 million related to pre-petition debt, which were fully expensed as of March 31, 2024 as a result of Chapter 11 Cases. The write-off of debt issuance costs has been recorded as "Reorganization items, net".

The Company recognized interest expense of $14.9 million (including $2.8 million of PIK interest under the 2023 Term Loan) and $23.5 million (including $2.1 million of PIK interest under the 2023 Term Loan) for the three months ended March 31, 2024 and 2023, respectively. From the interest expense, approximately $0.5 million and $1.1 million were recognized relating to the amortization expense of previously capitalized debt issuance costs for the three months ended March 31, 2024 and 2023, respectively.

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

The 3 levels of the fair value hierarchy under the accounting standard are described as follows:

•Level 1    Inputs to the valuation methodology are unadjusted quoted prices for identical

CANO HEALTH, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

assets or liabilities in active markets that the Company has the ability to access.
•Level 2    Inputs to the valuation methodology include:
•quoted prices for similar assets or liabilities in active markets;
•quoted prices for identical or similar assets or liabilities in inactive markets;
•inputs other than quoted prices that are observable for the asset or liability; and
•inputs that are derived principally from or corroborated by observable market data by correlation or other means.
If the asset or liability has a specified (i.e., contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.
•Level 3    Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The fair value measurement level of the assets or liabilities within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The carrying amounts of financial instruments including cash, accounts receivable, accounts payable, accrued liabilities, due to sellers, short-term borrowings and equity investments approximate fair value due to the short maturities of such instruments. The fair value of the Company’s debt using Level 2 inputs was approximately $449.5 million and $483.9 million as of March 31, 2024 and December 31, 2023, respectively.

Publicly traded equity securities: All publicly traded equity securities are reported at fair value as of each reporting date. The measurement of the asset is based on quoted prices for identical assets on active market exchanges. Gains and losses from changes in the fair value of these securities are recorded within other income (expense), net, on the Company's unaudited condensed consolidated statement of operations. As of December 31, 2023, 8.0 million total shares of MSP common stock had an estimated fair value of $18.2 million under the caption "Equity securities at fair value" in the consolidated balance sheets. On March 3, 2024, the Bankruptcy Court entered an order at Docket No. 328 (the “MSP Recovery Shares Order”) authorizing the Company to continue to sell its shares of Class A common stock. As of March 31, 2024, the Company held 2.0 million units of MSP shares.

During the quarter ended March 31, 2024, the Company disposed of 6.0 million shares of MSP, receiving aggregate net proceeds in the amount of approximately $6.7 million. As of March 31, 2024, the Company held 2.0 million shares of MSP Class A common stock with an estimated value of $1.4 million under the caption "Equity securities at fair value" in the condensed consolidated balance sheets. Subsequent to March 31, 2024, the Company disposed of its remaining 2.0 million shares in MSP, receiving aggregate net proceeds in the amount of approximately $2.0 million. Net sales proceeds transacted between February 4, 2024 and March 31, 2024 of approximately $3.2 million are being held in a segregated account in accordance with the MSP Recovery Shares Order which are recorded as restricted cash under the caption "cash, cash equivalents and restricted cash" in the accompanying unaudited condensed consolidated balance sheets.

Share amounts below reflect the 1-for-100 Reverse Stock Split that the Company completed on November 3, 2023, as discussed in Note 1.

Due to seller: On August 11, 2021, the Company issued 27,210 shares of its Class A common stock (the
“escrowed shares”) to the escrow agent, on behalf of the seller, as part of the consideration in connection with an acquisition. The amount of shares was based on a $30.0 million purchase price divided by the average share price of the Company's Class A common stock during the 20 consecutive trading days preceding the closing date of the transaction. The shares were deposited in escrow and will be released to the seller upon the satisfaction of certain performance metrics in 2022 and 2023. The final number of escrowed shares will be calculated by multiplying the initial share amount by an earned share percentage ranging from 0% to 100% in accordance with the purchase agreement and subtracting any forfeited indemnity shares. The fair value of this contingent consideration is determined using a Monte-Carlo simulation model. These inputs are used to calculate the pay-off amount per the agreement which is then discounted to present value using the risk-free rate and the Company’s cost of debt. As of September, 30, 2023 the seller had met the performance metrics to earn a 100% payout and the liability is classified in current portion due to sellers on the consolidated balance sheet. Due to the Chapter 11 Cases, it appears that the counterparty's interest in the remaining payments under this purchase agreement will be treated as an unsecured creditor claim.

CANO HEALTH, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On December 9, 2022, the Company entered into an asset acquisition agreement (a copy of which has been included as an exhibit hereto) requiring future payments in shares of the Company's Class A common stock. The seller under such agreement included Mark Kent who became the Company’s Interim CEO in June 2023 and permanent CEO and director in August 2023. See Note 15, “Related Party Transactions.” As of March 31, 2024, $17.1 million of the liability was classified as current due to sellers in the unaudited condensed consolidated balance sheet. The liability will continue to be fair valued until paid, as the applicable purchase agreement provided that it would be settled in a variable amount of shares of the Company's Class A Common Stock. The Company issued 97,000 shares of Class A Common Stock to the sellers on January 31, 2023 to settle a portion of the purchase price. As of the date of filing of this Q1 2024 Form 10-Q, the Company has not delivered the remaining shares. Due to the Chapter 11 Cases, it appears that the counterparty's interest in the remaining payments under this purchase agreement will be treated as an unsecured creditor claim.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s assets measured at fair value on a recurring basis as of March 31, 2024:

(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value on a recurring basis:
Equity securities with readily determinable fair value	$1,400	$1,400	$—	$—
Total assets measured at fair value	$1,400	$1,400	$—	$—

The following table sets forth by level, within the fair value hierarchy, the Company’s assets measured at fair value on a recurring basis as of December 31, 2023:

(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value on a recurring basis:
Equity securities with readily determinable fair value	$18,160	$18,160	$—	$—
Total assets measured at fair value	$18,160	$18,160	$—	$—

The following table includes a rollforward of the amounts for the three months ended March 31, 2024 and 2023, respectively, and for assets measured at fair value:

CANO HEALTH, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value Measurements for the Three Months Ended
(in thousands)	2024	2023
Balance as of January 1,	$18,160	$—
Change in fair value of equity securities with readily determinable fair value	(8,186)	—
Fair value from disposal of shares	(8,574)	—
Balance as of March 31,	$1,400	$—

The following table sets forth by level, within the fair value hierarchy, the Company’s liabilities measured at fair value on a recurring basis as of March 31, 2024:

(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities and assets measured at fair value on a recurring basis:
Due to sellers liabilities[3]	$17,130	$17,130	—	—
Total liabilities measured at fair value	$17,130	$17,130	$—	$—

The following table sets forth by level, within the fair value hierarchy, the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2023:

(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities and assets measured at fair value on a recurring basis:
Due to sellers liabilities	$17,130	$17,130	—	—
Total liabilities and assets measured at fair value	$17,130	$17,130	$—	—

There have been no changes in additional issuances or settlements during the three months ended March 31, 2024.

14.     VARIABLE INTEREST ENTITIES

The Physicians Groups were established to employ healthcare providers to contract with managed care payors, and to deliver healthcare services to patients in the markets that the Company served. The Company evaluated whether it has a variable interest in the Physicians Groups, whether the Physicians Groups are VIEs, and whether the Company has a controlling financial interest in the Physicians Groups. The Company concluded that it has variable interests in the Physicians Groups on the basis of each respective Master Service Agreement (“MSA”), which provides office space, consulting services, managerial and
3 Amounts due to sellers are classified within Liabilities subject to comprise. See Note 10. "Liabilities subject to compromise"

CANO HEALTH, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

administrative services, billing and collection, personnel services, financial management, licensing, permitting, credentialing, and claims processing in exchange for a service fee and performance bonuses payable to the Company. Each respective MSA transfers substantially all the residual risks and rewards of ownership to the Company. The Physicians Groups’ equity at risk, as defined by GAAP, is insufficient to finance its activities without additional support, and therefore, the Physicians Groups are considered VIEs, and are not affiliates of the Company.

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

The table below illustrates the aggregated VIE assets and liabilities and performance for the Physicians Groups:

(in thousands)	March 31, 2024	December 31, 2023
Total Assets	$5,478	$8,201
Total Liabilities	$558	$519

	Three Months Ended March 31,
(in thousands)	2024	2023
Total revenue	$140	$27,661
Operating expenses:
Third-party medical costs	404	18,252
Direct patient expense	—	7,387
Total operating expenses	404	25,639
Net income	$(264)	$2,022

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
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15.    RELATED PARTY TRANSACTIONS

Share amounts below have been restated to reflect the 1-for-100 Reverse Stock Split that the Company completed on November 3, 2023, as discussed in Note 1.

Significant Shareholder Relationship

On March 8, 2023, the Company issued an aggregate of 0.2 million shares of Class A common stock to funds affiliated with Diameter Capital Partners LP (collectively, “Diameter”) and on April 24, 2023 the Company issued an additional 0.1 million shares of Class A common stock to Rubicon Credit Holdings LLC ("Rubicon") upon the exercise of the warrants that were issued in connection with the consummation of the 2023 Term Loan to Diameter and Rubicon pursuant to the Warrant Agreement, dated as of February 24, 2023 and amended on August 10, 2023, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent and transfer agent. See Note 12, “Debt,” for important information on the 2023 Term Loan, which bears interest at a rate equal to (i) on or prior to August 10, 2023, 14% per annum, payable quarterly either (at the Company’s election) in cash or in kind by adding such amount to the principal balance of the term loan and (ii) on or prior to February 24, 2025 but after August 10, 2023, 16% per annum, payable quarterly either (at the Company's election) in cash or in kind by adding such amount to the principal balance of the term loan; (iii) thereafter, 13% per annum, payable quarterly in cash. During the three months ended March 31, 2024, the Company incurred $2.8 million of PIK interest expense, which was accrued within Accounts payable and accrued expenses.

MedCloud Depot, LLC Relationship

On August 1, 2022, the Company appointed Bob Camerlinck as Chief Operating Officer (the "COO"). The COO owns 20% of MedCloud Depot, LLC ("MedCloud"), a Florida-based software development firm that specializes in health information technology and data warehousing. The Company has a license agreement with MedCloud pursuant to which MedCloud has granted the Company a non-exclusive, non-transferable license to use their software. The Company recorded payments to MedCloud that amounted to approximately $0.2 million and $1.0 million for three months ended March 31, 2024 and 2023, respectively, which were recorded within the caption selling, general and administrative expenses in the unaudited condensed consolidated financial statements. As of March 31, 2024 the Company owed $1.4 million to MedCloud. However, with the filing of the Chapter 11 Cases, the Company’s obligations to fulfill such payment obligation are subject to the automatic stay under the Bankruptcy Code. On March 19, 2024, MedCloud filed a motion in the Chapter 11 Cases (Docket No. 481) (the “Administrative Expense Motion”) seeking, among other things, payment of certain amounts under the license agreement as administrative expenses or, in the alternative, relief from the automatic stay to terminate the license agreement and assert related claims against the Debtors. MedCloud also sought certain discovery from the Debtors in the Chapter 11 Cases in connection with the Administrative Expense Motion, which the Debtors opposed. On April 11, 2024, the Debtors and MedCloud entered into an agreement and stipulation Docket No. 639), which was approved by an order of the Bankruptcy Code (Docket No. 641), resolving the Administrative Expense Motion as well as their related discovery disputes and set a deadline of May 15, 2024 for the Debtors to file a motion in the Chapter 11 Cases to assume or reject the MedCloud license.

Dental Excellence and Onsite Dental Relationships

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

The Company had various sublease agreements with Onsite Dental. For such space, the Company recognized sublease income of approximately $0.2 million during the three months ended March 31, 2023, which was recorded within the caption "Other Income (Expense)" in the accompanying unaudited condensed consolidated statements of operations. As of March 31,

CANO HEALTH, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2024, no sublease income was recognized from Onsite Dental. On August 30, 2023 the Company provided written notice to Onsite Dental accepting their August 9, 2023 Notice of Termination of the DSA and the Company provided notice to Onsite Dental that the Company had terminated all subleases with Onsite Dental. As of March 31, 2024, $0.6 million was due to the Company in relation to these agreements and recorded in the caption accounts receivable.

On October 9, 2020, the Company entered into a dental services agreement with DEP pursuant to which DEP agreed to provide dental services for managed care members of the Company, which agreement was terminated upon the acquisition of DEP by Onsite Dental on April 13, 2022. As of March 31, 2024, no balance was due to DEP. On August 30, 2023 the Company provided written notice to Onsite Dental accepting their August 9, 2023 Notice of Termination of the DSA and the Company provided notice to Onsite Dental that the Company had terminated all subleases with Onsite Dental. During the three months ended March 31, 2024 and 2023, in respect of the dental services provided to Cano Health's members by Onsite Dental and CD Support, LLC, the Company paid such entities approximately zero and $4.1 million, respectively. As of March 31, 2024, the Company was billed $5.6 million by Onsite Dental.

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

On March 28, 2024, DEP filed a motion in the Chapter 11 Cases (Docket No. 529) seeking relief from the automatic stay to retrieve and repossess certain equipment in the possession of the Debtors that DEP asserts it owns. On April 12, 2024, the Debtors and DEP filed a stipulation (Docket No. 642) granting DEP relief from the stay to retrieve the equipment from the Debtors’ various locations in accordance with the terms of the stipulation.

Operating Leases

The Company indirectly leased a medical space from the Company's COO. The Company paid approximately $0.2 million and $0.2 million for the three months ended March 31, 2024 and 2023 to Humana, a managed care organization with whom the Company has entered into multi-year agreements, and in turn, Humana paid the Company's COO $0.1 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively. The Company's COO leased several other properties directly to the Company and was paid $0.1 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively.

General Contractor Agreements

The Company had entered into various general contractor agreements with Cano Builders, USA, Inc. ("Cano Builders"), a company that is controlled by Jose Hernandez, the father of Dr. Hernandez, pursuant to which Cano Builders performs leasehold improvements at various Company locations, as well as performing various repairs and related maintenance. Payments made to Cano Builders pursuant to these general contractor agreements, as well as amounts paid for repairs and maintenance, totaled approximately $0.4 million for the three months ended March 31, 2023. As of March 31, 2024, the Company did not have any outstanding liabilities payable to Cano Builders.

Total Health Acquisition

As such transaction was previously disclosed in the Company’s 2023 Form 10-K, pursuant to the terms of a certain Asset Purchase Agreement, dated December 9, 2022 (the “Total Health Purchase Agreement”), by and among Your Partners in Health, LLC, Your Partners in Health I, LLC, Care Management Resources, LLC, Care Management Resources I, LLC ProCare Medical Management, LLC, Total Health Medical Centers, LLC (collectively, the "Total Health Sellers”), Mark Kent, as the owner of the Total Health Sellers and who was appointed as the Company’s Interim CEO in June 2023 and permanent CEO and a member of the Board of Directors in August 2023, and Cano Health, LLC, Cano Health, Inc., as purchasers, the Company

CANO HEALTH, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

acquired certain assets from the Total Health Sellers (the “Total Health Acquisition”) for a purchase price of $32.5 million (the “Total Health Consideration”), which was paid in part in shares of Class A common stock on January 31, 2023 (the “First Payment Date”), a portion in cash on April 1, 2023 and with additional deferred payments as described below.

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

Pursuant to the terms of the Total Health Purchase Agreement, the Total Health Consideration was payable in cash or shares of the Company’s Class A Common Stock, at the Company’s election upon the first such installment, so long as at least $1,335,000 was paid in cash (which minimum cash payment the Company paid to the Total Health Sellers on April 1, 2023, and with the portion of the Total Health Consideration paid in shares of Class A Common Stock to the Total Health Sellers on the First Payment Date and the remaining amount payable in shares of Class A Common Stock on the first anniversary of the First Payment Date in January 2024, collectively, the “Total Health Equity Consideration”). In addition, within 90 days of January 31, 2024, the Total Health Sellers could receive from the Company an additional $14 million in cash, depending upon certain revenue performance of the businesses sold to the Company in the Total Health Acquisition, in each case so long as Mr. Kent remains an employee of the Company in good standing, subject to certain exceptions and certain other conditions. The Company has accrued this amount as of March 31, 2024. Also, as of March 31, 2024, the Company has a related receivable from Total Health Sellers in the amount of $0.5 million. However, with the filing of the Chapter 11 Cases, the Company’s rights and obligations to receive or fulfill such payments are subject to the automatic stay under the Bankruptcy Code. Due to the Chapter 11 Cases, it appears that the counterparty’s interest in the remaining payments under this purchase agreement will be treated as an unsecured creditor claim.

As previously disclosed, on the First Payment Date, the Company issued 96,713 shares of Class A Common Stock (the “Initial Issuance”) to the Total Health Sellers as partial consideration for the Total Health Acquisition, which amount was calculated on the basis of $141.00 per share, representing the trailing 5-day volume weighted average share price of the Company’s Class A Common Stock as of the close of business on January 20, 2023 (the “Initial Per Share Price”). The Initial Issuance represented 44% of the value of the Total Health Equity Consideration, determined on the basis of the Initial Per Share Price. As the trailing 5-day volume weighted average share price of the Class A Common Stock as of the close of business on January 20, 2024 (the “Anniversary Per Share Price”) was less than the Initial Per Share Price, for 30% of the total shares payable to the Total Health Sellers still held by the Total Health Sellers at such time (the “Retained Shares”), the Company has agreed to issue to the Total Health Sellers an additional number of shares equal to the sum of (1) (a) the total number of Retained Shares multiplied by the Initial Per Share Price, divided by (b) the Anniversary Per Share Price, minus (2) the number of Retained Shares (such shares, the “Gross-Up Shares”) on January 31, 2024. As of the date of filing of this Q1 2024 Form 10-Q, the Company has not delivered the remaining shares. However, with the filing of the Chapter 11 Cases, the Company’s obligations to fulfill such payment obligation are subject to the automatic stay under the Bankruptcy Code. Due to the Chapter 11 Cases, it appears that the counterparty’s interest in the remaining payments under this purchase agreement will be treated as an unsecured creditor claim.

Pursuant to the terms of the Total Health Purchase Agreement, with assuming the Anniversary Per Share Price being remains less than the Initial Per Share Price, the Company was obligated to issue to the Total Health Sellers, on or before January 31, 2024, a number of shares of Class A Common Stock as would be needed to pay the remaining 56% of the Total Health Equity Consideration owed to the Total Health Sellers, as well as the Gross-Up Shares. As of the date of filing of this Q1 2024 Form 10-Q, the Company has not delivered the remaining shares. However, with the filing of the Chapter 11 Cases, the Company’s obligations to fulfill such payment obligation are subject to the automatic stay under the Bankruptcy Code. Due to the Chapter 11 Cases, it appears that the counterparty’s interest in the remaining payments under this purchase agreement will be treated as an unsecured creditor claim.

Other

Dr. Hernandez' sister-in-law is employed at the Company as its director of payroll and her annualized cash compensation is approximately $185,000.

CANO HEALTH, INC.
(DEBTOR-IN-POSSESSION)
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

Management believes it has satisfied the minimum requirements of these agreements for the three months ended March 31, 2024 and 2023.

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

On January 18, 2024, the Company filed a complaint seeking injunctive relief and damages against defendants Dr. Marlow Hernandez (the Company’s former chief executive officer), Mr. Jason Conger (the Company’s former chief growth officer), and Dr. Richard Aguilar (the Company’s chief medical officer) and the defendants’ new company, Soran Health, LLC. The case was filed in the Complex Business Division of the Circuit Court for the Eleventh Circuit in Miami-Dade County and is captioned as Cano Health, Inc. v. Marlow B. Hernandez, et al., Case No. 2024-001079-CA-01. In the lawsuit, the Company asserts that Hernandez, Conger, and Aguilar breached their noncompetition, confidentiality, and nonsolicitation obligations in

CANO HEALTH, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

their contracts with the Company, and that Soran Health tortiously interfered with those contracts and with the Company’s business relationships with patients and other business partners. The Company filed a motion for expedited discovery and expedited proceedings on January 22, 2024. On January 31, 2024, the Company filed an emergency motion for a temporary injunction asking the Court to enjoin defendants Hernandez, Conger, and Aguilar from (i) disclosing or using any confidential or proprietary information acquired during their employment with the Company, (ii) soliciting, interfering, inducing, or attempting to cause any employee of the Company to leave their employment; (iii) soliciting, interfering, inducing or attempting to cause any client, customer, and/or patient of Cano Health to terminate or reduce its business relationship with the Company; and (iv) operating Soran Health as a business in competition with the Company. The motion also requested that the Court require defendants to (i) return all Company confidential information and property, and (ii) submit their computers, devices, and email accounts for a forensic inspection. On February 13, 2024, the defendants filed their opposition to the emergency motion, and also filed their answer and asserted 3 counterclaims alleging that the Company breached its separation agreements with the former executives by failing to pay their full severance. The Court held a 2-day evidentiary hearing on the Company’s emergency motion for temporary injunction on February 28 and 29, 2024. On February 29, 2024, the Court granted the Company’s motion and the Company expects that a detailed written injunction order is forthcoming. After such motion was granted, following a 2-day evidentiary hearing, the defendants removed the case to the Florida federal bankruptcy court and are seeking to have the case transferred to the Bankruptcy Court in which the Chapter 11 Cases are pending. Plaintiffs are seeking to have the case remanded back to the Florida state court, i.e., the Complex Business Division of the Circuit Court for the Eleventh Circuit in Miami-Dade County. The Company intends to continue pursuing its claims for permanent injunctive relief and damages against the defendants.

The Company is exposed to various other asserted and unasserted potential claims encountered in the normal course of business, such as the action described under CD Support, LLC v. Cano Health, LLC in Note 15, “Related Party Transactions.” Management believes that the resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

In late 2023, the Company received a Civil Investigative Demand ("CID") from the U.S. Department of Justice ("DOJ") regarding a possible violation of the federal anti-kickback statute by possibly paying third-parties based on the volume or value of referrals. The Company is cooperating with the DOJ in its inquiry and cannot predict its outcome or duration and if it will ultimately result in an asserted claim.

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

17.     INCOME TAXES

The Company generated a $0.04 million tax expense for the three months ended March 31, 2024, resulting in an effective tax rate of (0.01)% as compared to an effective tax rate of 0.0% for the three months ended March 31, 2023. The effective tax rate for the periods presented differs from the statutory U.S. tax rate primarily as a result of the valuation allowance

CANO HEALTH, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

recorded against the Company’s deferred tax assets. The Company evaluates the realizability of its deferred tax assets on a quarterly basis and adjusts the valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax assets may not be realized.

The Company does not have any uncertain tax positions ("UTPs") as of March 31, 2024. While the Company currently does not have any UTPs, it is foreseeable that the calculation of the Company’s tax liabilities may involve dealing with uncertainties in the application of complex tax laws and regulations in multiple jurisdictions across the Company’s operations.

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

The filing of the Chapter 11 Cases constitutes an early termination event of the Tax Receivable Agreement. Any efforts to enforce payment obligations under the Tax Receivable Agreement are automatically stayed as a result of the filing of the Chapter 11 Cases and the TRA Party and Sponsor Party's rights of enforcement in respect of the Tax Receivable Agreement are subject to the applicable provisions of the Bankruptcy Code.

The Tax Receivable Agreement liability is determined and recorded under ASC 450, “Contingencies,” as a contingent liability; therefore, we are required to evaluate whether the liability is both probable and the amount can be estimated. The Tax Receivable Agreement liability is payable upon cash tax savings or upon an early termination event. The Company has recorded a Tax Receivable Agreement liability as of March 31, 2024 as the Company determined that an early termination event occurred in conjunction with the filing of the Chapter 11 Cases during the quarter ended March 31, 2024 which accelerated the Company’s obligations under the Tax Receivable Agreement. The Tax Receivable Agreement contemplates, in the event of an acceleration, that the Company pay an Early Termination Payment (as defined in the Tax Receivable Agreement). The Company recorded a liability during the quarter ending March 31, 2024, of $261.1 million in respect of such Early Termination Payment, subject to the applicable provisions of the Bankruptcy Code. The liability has been recorded within “Reorganization items, net” in the Company’s unaudited condensed consolidated financial statement of operations. In accordance with the RSA, the Proposed Plan currently provides, among other things, that on the Effective Date, (i) the Tax Receivable Agreement shall be rejected and (ii) any claims arising under or relating to the Tax Receivable Agreement, including any resulting rejection damage claims, shall be subordinated pursuant to Section 510 of the Bankruptcy Code or otherwise. The Company will continue to evaluate this contingent liability on a quarterly basis, which may result in additional adjustments in the future.

CANO HEALTH, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

18.     NET INCOME (LOSS) PER SHARE

The following table sets forth the net income (loss) and the computation of basic and diluted net income (loss) per common stock for the periods indicated. Share and per-share amounts below have been restated to reflect the 1-for-100 Reverse Stock Split that the Company completed on November 3, 2023, as discussed in Note 1, "Nature of Business and Operations".

	Three Months Ended March 31,
(in thousands, except shares and per share data)	2024	2023
Numerator:
Net income (loss)	$(478,205)	$(60,585)
Less: net income (loss) attributable to non-controlling interests	(62,499)	(32,435)
Net income (loss) attributable to Class A Common Stockholders	(415,706)	(28,150)
Dilutive effect of Class B Common Stockholders	(62,499)	(32,435)
Net income (loss) attributable to Class A Common Stockholders - Diluted	$(478,205)	$(60,585)
Basic and Diluted Loss Per Share denominator:
Weighted average Common Stock outstanding - basic	4,595,364	2,398,021
Net income (loss) per share - basic	$(90.46)	$(11.74)
Diluted Loss Per Share:
Dilutive effect of Class B Common Stock on weighted average Common Stock outstanding	653,643	2,636,381
Weighted average Common Stock outstanding - diluted	5,249,007	5,034,402
Net income (loss) per share - diluted	$(91.10)	$(12.03)

The outstanding Company’s Class B Common Stock does not represent economic interests in the Company, and as such, is not included in the denominator of the basic net loss per share calculation.

On August 11, 2021, the Company issued 27,210 shares of Class A Common Stock (the “escrowed shares”) to the escrow agent, on behalf of the seller, as part of the consideration in connection with an acquisition. The amount of shares was based on a $30.0 million purchase price divided by the average share price of the Company's Class A Common Stock during the 20 consecutive trading days preceding the transaction's closing date. The dilutive effects of these shares were excluded from the diluted earnings per share calculation for the three months ended March 31, 2024 because they were anti-dilutive.

The Company’s dilutive securities are derived from the Company’s Class B Common Stock using the if-converted method which includes adding back to the numerator any related income or loss allocations to non-controlling interest. The Class B Common Stock was included in the period ended March 31, 2024 diluted loss per share calculations. Public Warrants, Private Warrants, RSUs, stock options, and contingent shares were excluded from the diluted loss per share calculation as they had an anti-dilutive effect for the periods presented. The table below presents the Company’s potentially dilutive securities:

As of March 31, 2024
Public Warrants	$229,999
Private Placement Warrants	105,333
Restricted Stock Units	125,990
Stock Options	74,489
Contingent Shares Issued in Connection with Acquisitions	27,210
Potential Common Stock Equivalents	$563,021

CANO HEALTH, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

20.    SUBSEQUENT EVENTS

Operation and Implications of the Chapter 11 Cases

The Company's accompanying unaudited condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is contingent upon the Debtors ability to comply with the financial and other covenants contained in the DIP Credit Agreement, the development of, and the Bankruptcy Court’s approval of, a Chapter 11 plan and the Debtors ability to successfully implement a restructuring plan and obtain new financing, among other factors. Such conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities, including lease obligations, are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Credit Agreement and applicable orders of the Bankruptcy Court), for amounts other than those reflected in the Company's accompanying unaudited condensed consolidated financial statements. Further, any restructuring plan may impact the amounts and classifications of assets and liabilities reported in the Company's accompanying unaudited condensed consolidated financial statements.

On April 22, 2024 and May 6, 2024 the Debtors filed amended versions of the Proposed Plan and Proposed Disclosure Statement. The April 22, 2024 amendment to the Proposed Disclosure Statement revised the document to include a liquidation analysis, a valuation analysis of the reorganized Debtors and financial projections, as previously disclosed in our Current Report on Form 8-K filed with the SEC on April 22, 2024. See Note 1 “Nature of Business and Operations” for additional information on the Proposed Plan and Proposed Disclosure Statement. A hearing to consider, among other things, the adequacy of the Proposed Disclosure Statement and approval of the Debtors’ proposed procedures relating to the solicitation and tabulation of votes to accept or reject the Proposed Plan is scheduled to be heard before the Bankruptcy Court on May 9, 2024.

Significant Bankruptcy Court Actions

The Debtors have continued to review their portfolio and have closed or are in the process of closing approximately 72 under-performing locations that are not core to their go forward business since September 2023. The Debtors rejected the leases associated with such locations as part of the Chapter 11 Cases. By order dated March 8, 2024 (Docket No. 448), the Bankruptcy Court approved such rejections. On March 29, 2024, the debtors filed a motion (Docket No. 640) to reject 7 executory contracts and 4 additional leases for under-performing locations that are not core to their go forward business. On April 12, 2024, the Bankruptcy Court approved such rejections. The Debtors continue to evaluate their existing lease portfolio and additional rejection motions may be filed during the Chapter 11 Cases.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or the context otherwise requires, references in this section to the “Company,” “Cano Health,” “we,” “us,” “our,” and other similar terms refer, for periods prior to the completion of the Business Combination, to PCIH and its subsidiaries, and for periods upon or after the completion of the Business Combination, to the consolidated operations of Cano Health, Inc. and its subsidiaries, including PCIH and its subsidiaries. The following discussion and analysis is intended to help the reader understand our business, results of operations, financial condition, liquidity and capital resources. This discussion should be read in conjunction with the Company's unaudited condensed consolidated financial statements and related notes presented here in Part I, Item 1 included elsewhere in this Quarterly Report on Form 10-Q (the “Q1 2024 Form 10-Q”), as well as the audited financial statements and the accompanying notes, as well as the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Cano Health” included in our Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2024.

The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Q1 2024 Form 10-Q, particularly in the sections entitled “Forward-Looking Statements,” as well as Part I, Item 1A, “Risk Factors” in our 2023 Form 10-K.

Executive Overview

During the three months ended March 31, 2024, our operating results have continued to perform below historical levels, with the majority of the decline arising from increases in third-party medical costs, including supplemental benefits.

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

•Expanding initiatives to optimize our DPE and SG&A expenses
▪reducing operating expenses, including reduction of permanent staff; and
▪significantly reducing all other non-essential spending;

•Prioritizing the Company’s Medicare Advantage and ACO Reach lines of business through improving patient engagement and access;

•Divesting and consolidating certain assets and operations, inclusive of exiting certain markets
▪exiting our Puerto Rico operations, which we completed at the beginning of 2024;
▪conducting a strategic review of our Medicaid business in Florida, pharmacy assets and other specialty practices; and
▪consolidating underperforming owned medical centers and delaying renovations and other capital projects;

•Evaluating the performance of our affiliate provider relationships
▪terminating underperforming affiliate partnerships; and

•Pursuing a comprehensive process to identify and evaluate interest in a sale of the Company, or all or substantially all of our assets, including having engaged advisors to assist in the process.

As a result of accelerating these initiatives, the Transformation Plan is now targeted to achieve approximately $290 million of cost reductions by the end of 2024, including approximately $111 million in initiatives currently in process or already implemented. The Company expects to recognize approximately $20 million in pre-tax charges to implement these plans during 2024, consisting principally of lease exit costs and employee termination benefits. The Company expects that substantially all of these charges will be paid in cash over 2024 and 2025.

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

On March 22, 2024, the Debtors filed (i) the Proposed Plan; (ii) the Proposed Disclosure Statement; and (iii) the Motion of Debtors for Entry of Order (I) Approving Proposed Disclosure Statement and Form and Manner of Notice of Disclosure Statement Hearing, (II) Establishing Solicitation and Voting Procedures, (III) Scheduling Confirmation Hearing, (IV) Establishing Notice and Objection Procedures for Confirmation of Proposed Plan, and (V) Granting Related Relief (Docket No. 501). On April 22, 2024 and May 6, 2024, the Debtors filed amended versions of the Proposed Plan and Proposed Disclosure Statement. The April 22 2024 amendment to the Proposed Disclosure Statement was revised to include a liquidation analysis, a valuation analysis of the reorganized Debtors and financial projections, as previously disclosed in our Current Report on Form 8-K filed with the SEC on April 22, 2024. A hearing to consider, among other things, the adequacy of the Proposed Disclosure Statement and approval of the Debtors’ proposed procedures relating to the solicitation and tabulation of votes to accept or reject the Proposed Plan is scheduled to be heard before the Bankruptcy Court on May 9, 2024.

Key Performance Metrics
In addition to our GAAP and non-GAAP financial information, we review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.

	March 31, 2024	December 31, 2023	March 31, 2023
Membership	220,199	267,917	388,667
Medical centers	95	100	170

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

Selling, general, and administrative expenses. SG&A expenses include employee-related expenses, including salaries and benefits, technology infrastructure, operations, clinical and quality support, finance, legal, human resources, and corporate development departments. In addition, SG&A expenses include all corporate technology and occupancy costs. For purposes of determining center-level economics, we allocate a portion of our SG&A expenses to our medical centers and affiliated practices. The relative allocation of these expenses to each center depends upon the number of centers open during a given period of time, and, if determinable, the center where the expense was incurred. In the third quarter of 2023, the Company implemented a plan designed to further restructure its operations to streamline and simplify the organization to improve efficiency and reduce costs. In connection with its Transformation Plan, in the quarter ended March 31, 2024, the Company reduced staffing by approximately 134 employees, or 5% of its workforce. These actions are expected to yield approximately $11.4 million of annualized cost reductions beginning in the first quarter of 2024.

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

Credit losses on other assets. On August 2, 2023, MSP announced that the SEC initiated an investigation of MSP on August 11, 2022. In addition, MSP announced that it received a subpoena on March 10, 2023 from the U.S. Attorney's Office in the U.S. District Court for the Southern District of Florida. As a result of (i) these recent disclosures by MSP; and (ii) MSP's not being in compliance with the NASDAQ listing requirements, the Company decided to utilize a third-party valuation specialist to provide a market value analysis of the shares of Class A common stock that MSP issued to the Company on July 7, 2023. During the quarter ended June 30, 2023, the Company recorded an allowance for credit losses of $62.0 million. As of September 30, 2023 the Company has concluded that the securities do not have a readily determinable fair value. As of December 31, 2023, the Company valued the MSP shares based on the market value at the time and recorded the impact within Other Income (Expense) section. As of December 31, 2023, 8.0 million total shares of MSP common stock had an estimated fair value of $18.2 million under the caption "Equity securities at fair value" in the consolidated balance sheets. On March 3, 2024, the Bankruptcy Court entered an order at Docket No. 328 (the “MSP Recovery Shares Order”) authorizing the Company to continue to sell its shares of Class A common stock. As of March 31, 2024, the Company held 2.0 million units of MSP shares.

During the quarter ended March 31, 2024, the Company disposed of 6.0 million shares of MSP, receiving aggregate net proceeds in the amount of approximately $6.7 million. Subsequent to March 31, 2024, the Company disposed of its remaining 2.0 million shares in MSP, receiving aggregate net proceeds in the amount of approximately $2.0 million. Net sales proceeds transacted between February 4, 2024 and March 31, 2024 of approximately $3.2 million are being held in a segregated account in accordance with the MSP Recovery Shares Order which are recorded as restricted cash under the caption "cash, cash equivalents and restricted cash" in the accompanying unaudited condensed consolidated balance sheets.

Other Income (Expense)
Interest expense. Interest expense primarily consists of interest incurred on our outstanding borrowings under our Credit Suisse Credit Agreement, Senior Notes, and 2023 Term Loan, including Paid-in-Kind interest ("PIK"). See “Liquidity and Capital Resources.” Costs incurred to obtain debt financing are amortized and shown as a component of interest expense. As described in Note 12. “Debt”, since the filing of the Chapter 11 Cases on the Petition Date, the Company ceased accruing interest on all debt, except for the DIP Facility. As a result, the Company did not record $22.1 million of contractual interest expense related to the CS Term Loan, CS Revolving Line of Credit, 2023 Term Loan, and Senior Notes as of March 31, 2024.

Interest income. Interest income primarily consists of interest earned through a loan agreement with an affiliated company. Interest income on surplus cash invested from DIP financing has been recorded within “Reorganization items, net” within the Company’s accompanying unaudited condensed statement of operations for the three months ended March 31, 2024.

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
Reorganization items, net. Reorganization items, net relates to amounts incurred after the petition date as a direct result of the bankruptcy. This includes costs associated with Restructuring, including write-off of original issue discount and deferred long-term debt fees on debt subject to compromise, costs of debtor-in-possession refinancing, legal and professional fees, amongst others.

Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023
Revenue:
Capitated revenue	$669,075	$841,074
Fee-for-service and other revenue	15,351	25,835
Total revenue	684,426	866,909
Operating expenses:
Third-party medical costs	640,991	708,331
Direct patient expense	45,865	68,427
Selling, general, and administrative expense	89,109	96,473
Depreciation and amortization expense	18,371	27,221
Transaction costs	1,200	10,086
Change in fair value of contingent consideration	—	(4,100)
Total operating expenses	795,536	906,438
Loss from operations	(111,110)	(39,529)
Other income and expense:
Interest expense (excludes contractual interest of $22,093 for the three months ended March 31, 2024)	(14,930)	(23,505)
Interest income	497	9
Change in fair value of warrant liabilities	—	2,008
Other income (expense)	(10,715)	432
Total other income (expense)	(25,148)	(21,056)
Reorganization items, net	(341,911)	—
Net income (loss) before income tax expense	(478,169)	(60,585)
Income tax (expense) benefit	(36)	—
Net income (loss)	(478,205)	(60,585)
Net income (loss) attributable to non-controlling interests	(62,499)	(32,435)
Net income (loss) attributable to Class A common stockholders	$(415,706)	$(28,150)

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,
(% of revenue)	2024	2023
Revenue:
Capitated revenue	97.8%	97.0%
Fee-for-service and other revenue	2.2%	3.0%
Total revenue	100.0%	100.0%
Operating expenses:
Third-party medical costs	93.7%	81.7%
Direct patient expense	6.7%	7.9%
Selling, general, and administrative expense	13.0%	11.1%
Depreciation and amortization expense	2.7%	3.1%
Transaction costs	0.2%	1.2%
Change in fair value of contingent consideration	0.0%	(0.5)%
Total operating expenses	116.2%	104.6%
Loss from operations	(16.2)%	(4.6)%
Other income and expense:
Interest expense	(2.2)%	(2.7)%
Interest income	0.1%	0.0%
Change in fair value of warrant liabilities	0.0%	0.2%
Other income (loss)	(1.6)%	0.0%
Total other income (loss)	(3.7)%	(2.5)%
Reorganization items, net	(50.0)%	0.0%
Net income (loss) before income tax expense	(69.9)%	(7.0)%
Income tax (expense) benefit	0.0%	0.0%
Net income (loss)	(69.9)%	(7.0)%
Net income (loss) attributable to non-controlling interests	(9.1)%	(3.7)%
Net income (loss) attributable to Class A common stockholders	(60.7)%	(3.3)%

The following table sets forth the Company’s disaggregated revenue for the periods indicated:

	Three Months Ended March 31,
	2024		2023
(in thousands)	Revenue $	Revenue %	Revenue $	Revenue %
Capitated revenue
Medicare	$637,153	93.1%	$793,628	91.5%
Other capitated revenue	31,922	4.7%	47,446	5.5%
Total capitated revenue	669,075	97.8%	841,074	97.0%
Fee-for-service and other revenue
Fee-for-service	3,138	0.5%	11,693	1.3%
Pharmacy	10,979	1.6%	12,106	1.4%
Other	1,234	0.2%	2,036	0.3%
Total fee-for-service and other revenue	15,351	2.2%	25,835	3.0%

Total revenue	$684,426	100.0%	$866,909	100.0%

The following table sets forth the Company’s member and member month figures for the periods indicated:

	Three Months Ended March 31,
	2024	2023	% Change
Members:
Medicare Advantage	93,093	140,366	(33.7)%
Medicare ACO REACH	64,915	67,054	(3.2)%
Total Medicare	158,008	207,420	(23.8)%
Medicaid	45,176	81,509	(44.6)%
ACA	17,015	99,738	(82.9)%
Total members	220,199	388,667	(43.3)%

Member months:
Medicare Advantage	288,373	416,776	(30.8)%
Medicare ACO REACH	196,437	202,683	(3.1)%
Total Medicare	484,810	619,459	(21.7)%
Medicaid	138,926	242,649	(42.7)%
ACA	51,402	283,961	(81.9)%
Total member months	675,138	1,146,069	(41.1)%

Per Member Per Month ("PMPM"):
Medicare Advantage	$1,214	$1,180	2.9%
Medicare ACO REACH	1,461	1,489	(1.9)%
Total Medicare	$1,314	$1,281	2.6%
Medicaid	222	183	21.3%
ACA	20	11	81.8%
Total PMPM	$991	$734	35.0%

Medical centers	95	170

Comparison of the Three Months Ended March 31, 2024 and 2023
Revenue

	Three Months Ended March 31,
(in thousands)	2024	2023	$ Change	% Change
Revenue:
Capitated revenue	$669,075	$841,074	$(171,999)	-20.4%
Fee-for-service and other revenue	15,351	25,835	(10,484)	-40.6%
Total revenue	$684,426	$866,909	$(182,483)

Capitated revenue. Capitated revenue was $669.1 million for the three months ended March 31, 2024, a decrease of $172.0 million, or 20.4%, compared to $841.1 million for the three months ended March 31, 2023. The decrease was primarily driven by (i) a reduction in membership driven by the termination of contracts and the closure of facilities outside of the core Florida market resulting in a decrease of $182.3 million, (ii) $10.4 million related to membership mix primarily in our Medicare and Medicaid products, (iii) partially offset by a $20.7 million increase in total capitated revenue PMPM primarily in our Medicare Advantage and Medicaid products. The change in capitated revenue PMPM included a decrease of approximately $10.2 million in Medicare Risk Adjustments.

Fee-for-service and other revenue. Fee-for-service and other revenue was $15.4 million for the three months ended March 31, 2024, a decrease of $10.5 million, or 40.6%, compared to $25.8 million for the three months ended March 31, 2023, primarily due to a decrease in volume of services provided.

Operating Expenses

	Three Months Ended March 31,
(in thousands)	2024	2023	$ Change	% Change
Operating expenses:
Third-party medical costs	$640,991	$708,331	$(67,340)	-9.5%
Direct patient expense	45,865	68,427	(22,562)	-33.0%
Selling, general, and administrative expenses	89,109	96,473	(7,364)	-7.6%
Depreciation and amortization expense	18,371	27,221	(8,850)	-32.5%
Transaction costs	1,200	10,086	(8,886)	-88.1%
Change in fair value of contingent consideration	—	(4,100)	4,100	-100.0%
Total operating expenses	$795,536	$906,438	$(110,902)

Third-party medical costs. Third-party medical costs were $641.0 million for the three months ended March 31, 2024, a decrease of $67.3 million, or 9.5%, compared to $708.3 million for the three months ended March 31, 2023. The decrease was driven by a $144.9 million decrease related to members volume mainly in our Medicare products from the termination of contracts and closures of facilities outside of the core Florida market, a $41.9 million decrease related to membership mix, partially offset by a $119.5 million increase related to higher third-party medical costs PMPM mainly in our Medicare and Medicaid products.

Direct patient expense. Direct patient expense was $45.9 million for the three months ended March 31, 2024, a decrease of $22.6 million, or 33.0%, compared to $68.4 million for the three months ended March 31, 2023. The decrease was primarily driven by decreases in affiliate provider payments of $3.9 million, payroll and benefits of $12.3 million, drug costs for pharmacy sales of $0.9 million, medical supplies of $1.3 million, and purchase services of $4.1 million.

Selling, general, and administrative expenses. Selling, general, and administrative expenses were $89.1 million for the three months ended March 31, 2024, a decrease of $7.4 million, or 7.6%, compared to $96.5 million for the three months ended March 31, 2023. The decrease was primarily driven by decreases in (i) payroll and benefit of $13.1 million driven by the reduction of full-time employees; (ii) marketing expenses of $1.7 million; (iii) transportation costs of $1.4 million; (iv) lease expenses of $1.4 million and (v) other operating costs of $4.4 million. These decreases were offset by an increase in professional fees of $14.6 million related to restructuring and related charges prior to filing Chapter 11.

Depreciation and amortization expense. Depreciation and amortization expense was $18.4 million for the three months ended March 31, 2024, a decrease of $8.9 million, or 32.5%, compared to $27.2 million for the three months ended March 31, 2023. The decrease was primarily driven by lease abandonments recorded in the fourth quarter of 2023 leading to accelerated depreciation and amortization for property, equipment and right-of-use assets, and the acceleration of the University brand asset in 2023.

Transaction costs. Transaction costs were $1.2 million for the three months ended March 31, 2024, a decrease of $8.9 million, or 88.1%, compared to $10.1 million for the three months ended March 31, 2023. The decrease primarily relates to the lower volume of transaction activity compared to the previous year.

Change in fair value of contingent consideration. Contingent consideration generated a gain of $4.1 million for the three months ended March 31, 2023 due to the performance of certain acquired plans and related contingent payments which were completed in 2022. There were no changes in the fair value of contingent consideration for the quarter ended March 31, 2024.

Other Income (Expense)

	Three Months Ended March 31,
(in thousands)	2024	2023	$ Change	% Change
Other income and expense:
Interest expense	$(14,930)	$(23,505)	$8,575	-36.5%
Interest income	497	9	488	5422.2%
Change in fair value of warrant liabilities	—	2,008	(2,008)	-100.0%
Other income (expense)	(10,715)	432	(11,147)	-2580.3%
Total other income (expense)	$(25,148)	$(21,056)	$(4,092)

Interest expense. Interest expense was $14.9 million for the three months ended March 31, 2024, a decrease of $8.6 million, or 36.5%, compared to $23.5 million for the three months ended March 31, 2023. The decrease was primarily driven by a $10.4 million reduction in interest accrual days and $0.7 million in amortized issuance costs due to decrease in the amortization period. Since the filing of the Chapter 11 Cases on the Petition Date, the Company ceased accruing interest on all debt, except for the DIP Facility. The decreases were offset by $2.6 million of interest recorded during the three months ended March 31, 2024 related to the DIP financing.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities was $2.0 million for the three months ended March 31, 2023. Due to the delisting of the Public Warrants on November 13, 2023, the Company determined the fair value of the Public Warrants and Private Placement Warrants to be equal to zero.

Other income (expense). Includes a $8.2 million loss during the quarter ended March 31, 2024 for changes in the fair value of the 8.0 million shares of MSP securities that the Company held during the quarter ended March 31, 2024. During the quarter ended March 31, 2024, the Company disposed of 6.0 million shares of MSP, receiving aggregate net proceeds in the amount of approximately $6.7 million. Subsequent to March 31, 2024, the Company disposed of its remaining 2.0 million shares in MSP, receiving aggregate net proceeds in the amount of approximately $2.0 million. Net sales proceeds transacted between February 4, 2024 and March 31, 2024 of approximately $3.2 million are being held in a segregated account in accordance with the MSP Recovery Shares Order which are recorded as restricted cash under the caption "cash, cash equivalents and restricted cash" in the accompanying unaudited condensed consolidated balance sheets.

Liquidity and Capital Resources

General
We have financed our operations principally through the Business Combination, debt securities and borrowings. As of March 31, 2024 and December 31, 2023, we had cash, cash equivalents and restricted cash of $178.0 million and $75.8 million, respectively. As of March 31, 2024, our restricted cash balance of $140.3 million comprised of $39.8 million of cash held as collateral related to the ACO REACH program, $7.6 million related to letters of credit on other insurance programs, $3.2 million held as restricted cash from sales of equity securities at fair value, $12.0 million of funding for professional fees held in escrow for purposes of our Chapter 11 cases, and $77.7 million related to DIP Refinancing held in escrow. As of December 31, 2023, our restricted cash balance of $33.3 million comprised of $27.6 million of cash held as collateral primarily related to the ACO REACH program and $5.7 million related to letters of credit on other insurance programs.

As of March 31, 2024, the $120 million CS Revolving Line of Credit was fully drawn. Since our inception, we have generated significant operating losses from our operations, as reflected in our accumulated deficit of $1.3 billion as of March 31, 2024 and negative cash flows from operations.

Prior to taking into account the Chapter 11 Cases, in 2024, we expected to incur approximately $80.6 million in cash interest payments and approximately $4.8 million in capital expenditures.

We believe that our existing cash, cash equivalents and restricted cash along with our expected cash generation through operations and the DIP Facility will not be sufficient to fund our operating and capital needs for at least the next 12 months from the date of issuance of the unaudited condensed consolidated financial statements included in this Q1 2024 Form 10-Q.

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

In the third quarter of 2023, the Company implemented a plan designed to further restructure its operations to streamline and simplify the organization to improve efficiency and reduce costs. These actions include workforce reductions that are expected to reduce our SG&A costs in future periods. The Company then announced in late December 2023 that it was pursuing implementation of its new Transformation Plan that is designed to: (i) improve the Company’s MCR; (ii) reduce its DPE and SG&A expenses; (iii) improve the Company’s gross profit and Adjusted EBITDA; and (iv) maximize the Company’s productivity, cash flow and liquidity. Among other actions, the Transformation Plan includes expanding initiatives to optimize its DPE and SG&A expenses including reducing operating expenses. In the quarter ended March 31, 2024, the Company reduced staffing by approximately 134 employees, or 5% of its workforce. These actions are expected to yield approximately $11.4 million of annualized cost reductions beginning in the first quarter of 2024.

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

Pursuant to the Side-Car Credit Agreement, the 2023 Term Loan bears interest at a rate equal to: (i) on or prior to the date that is the second anniversary of the closing date, 14% per annum, payable quarterly either (at the Borrower’s election) in cash or in kind by adding such amount to the principal balance of the 2023 Term Loan (provided that pursuant to the 2023 Side Car Amendment, the interest rate for the 2023 Term Loan will be increased to 16% during the payment-in-kind period ending on February 24, 2025); and (ii) thereafter, 13% per annum, payable quarterly in cash. The Borrower has elected to satisfy interest due on the 2023 Term Loan through the second anniversary in kind. The 2023 Term Loan is scheduled to mature on November 23, 2027. The 2023 Term Loan will not amortize. Any efforts to enforce payment obligations under the Debt Instruments are automatically stayed as a result of the filing of the Chapter 11 Cases and the rights of enforcement in respect of the Debt Instruments are subject to the applicable provisions of the Bankruptcy Code.

Credit Suisse Credit Agreement

Pursuant to the Credit Suisse Credit Agreement, the Company, through the Borrower, has a senior secured term loan (as amended, the “CS Term Loan”) and a revolving credit facility (as amended, the “CS Revolving Line of Credit”). The Obligations under the Credit Suisse Credit Agreement are secured by substantially all of the Borrower’s assets.

The CS Term Loan is subject to principal amortization repayments, due on the last business day of each calendar quarter equal to 0.25% of the initial principal amount, as applicable, based on the funding dates. Amortization payments commenced on March 31, 2021. The outstanding amount of unpaid principal and interest associated with the CS Term Loan is scheduled to become due on the maturity date of November 23, 2027. Any efforts to enforce payment obligations under the Debt Instruments are automatically stayed as a result of the filing of the Chapter 11 Cases and the rights of enforcement in respect of the Debt Instruments are subject to the applicable provisions of the Bankruptcy Code.

On January 14, 2022, the Company entered into an amendment to the Credit Suisse Credit Agreement, pursuant to which the outstanding principal amount of the CS Term Loan was replaced with an equivalent amount of new term loan having substantially similar terms, except with a lower interest rate margin applicable to the new term loan. The amendment of the Credit Suisse Credit Agreement implemented a forward-looking term rate based on the secured overnight financing rate

(“SOFR”) as the replacement for LIBOR as the benchmark interest rate for borrowings under the CS Term Loan and CS Revolving Line of Credit, and certain other provisions. The new interest rate applicable to the CS Term Loan and borrowings under the CS Revolving Line of Credit was revised to 4.00%, plus the greater of SOFR and the applicable credit spread adjustment or 0.50%; provided that if the Borrower achieves a public corporate rating from S&P of at least "B" and a public rating from Moody's of at least "B2", then for as long as such ratings remained in effect, a margin of 3.75% would be applicable. The Borrower has not reached these applicable corporate ratings. The amendment represented a partial extinguishment and resulted in a write-off of deferred issuance costs of $1.4 million, which was recorded as a loss on extinguishment of debt for the nine months ended September 30, 2022. During the three months ended March 31, 2024, the SOFR exceeded the credit spread adjustment of 0.50%, resulting in monthly variable interest rates for the quarter. As of March 31, 2024, the effective interest rate of the CS Term Loan and the CS Revolving Line of Credit was 9.46%. However, since the filing of the Chapter 11 cases on the Petition Date, the Company ceased accruing interest on all pre-petition debt.

Senior Notes

On September 30, 2021, the Company issued senior unsecured notes for a principal amount of $300.0 million (the "Senior Notes") in a private offering. The Senior Notes bear interest at 6.25% per annum, payable semi-annually on April 1st and October 1st of each year, which interest commenced on April 1, 2022. As of March 31, 2024, the effective interest rate of the Senior Notes was 6.25%. Principal on the Senior Notes is scheduled to become due in full on October 1, 2028. The Senior Notes are not subject to any amortization payments. See "Going Concern" in Note 3 and "Credit Agreements General" discussed in Note 12.

LIFW Sales Summary

As of December 31, 2023, 8.0 million total shares of MSP common stock had an estimated fair value of $18.2 million under the caption "Equity securities at fair value" in the consolidated balance sheets. On March 3, 2024, the Bankruptcy Court entered an order at Docket No. 328 (the “MSP Recovery Shares Order”) authorizing the Company to continue to sell its shares of Class A common stock. As of March 31, 2024, the Company held 2.0 million units of MSP shares.

During the quarter ended March 31, 2024, the Company disposed of 6.0 million shares of MSP, receiving aggregate net proceeds in the amount of approximately $6.7 million. Subsequent to March 31, 2024, the Company disposed of its remaining 2.0 million shares in MSP, receiving aggregate net proceeds in the amount of approximately $2.0 million. Net sales proceeds transacted between February 4, 2024 and March 31, 2024 of approximately $3.2 million are being held in a segregated account in accordance with the MSP Recovery Shares Order which are recorded as restricted cash under the caption "cash, cash equivalents and restricted cash" in the accompanying unaudited condensed consolidated balance sheets.

Cash Flows

The following table presents a summary of our unaudited condensed consolidated cash flows from operating, investing and financing activities for the periods indicated.

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash (used in) provided by operating activities	$(48,828)	$(29,470)
Net cash (used in) provided by investing activities	3,874	(9,459)
Net cash (used in) provided by financing activities	147,184	56,488
Net Increase (decrease) in cash, cash equivalents and restricted cash	102,230	17,559
Cash, cash equivalents and restricted cash at beginning of year	75,763	27,329
Cash, cash equivalents and restricted cash at end of period	$177,993	$44,888

Operating Activities

For the three months ended March 31, 2024, net cash used in operating activities was $48.8 million, an increase of $19.4 million in cash outflows, compared to net cash used in operating activities of $29.5 million for the three months ended March 31, 2023. Significant changes impacting net cash used in operating activities were as follows:

A decrease in cash of $78.6 million related to net loss and non-cash charges and credits, primarily related to the following:
•Increase in net losses of $417.6 million;
•Decrease in depreciation and amortization expense of $8.9 million; and
•Decrease in share-based compensation of $5.4 million

Offset by the following non-cash items:
•Increase in non-cash reorganization items of $337.3 million;
•Increase in the change in fair value of equity securities of $10.3 million;
•Increase in the change in fair value of contingent considerations of $4.1 million; and
•Increase in the change in fair value of warrant liabilities of $2.0 million

An increase in cash of $59.3 million related to operating assets and liabilities primarily resulting from:
•Changes in accounts receivable due to the timing of collections and the growth in membership;
•Changes in liability for unpaid claims due to the growth in membership; and
•Changes in accounts payable and accrued expenses due to the timing of payments.

Investing Activities

For the three months ended March 31, 2024, net cash provided by investing activities was $3.9 million, an increase of $13.3 million in cash inflows, compared to net cash used in investing activities of $9.5 million for the three months ended March 31, 2023, primarily due to a $6.4 million increase in cash provided by the sale of equity securities and a decrease of $4.3 million from purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $147.2 million during the three months ended March 31, 2024, an increase of $90.7 million, compared to net cash used in financing activities of $56.5 million during the three months ended March 31, 2023, primarily due to a decrease in net repayments of the CS Revolving Line of Credit and an increase due to proceeds from the DIP Credit Facility.

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

By definition, EBITDA consists of net income (loss) before interest, income taxes, depreciation and amortization. Adjusted EBITDA is EBITDA adjusted to add back the effect of certain expenses, such as stock-based compensation expense, transaction costs (consisting of transaction costs and corporate development payroll costs), restructuring and other charges, realized and unrealized losses from equity securities, fair value adjustments in contingent consideration, changes in fair value of warrant liabilities and reorganization items, net. Adjusted EBITDA is a key measure used by our management to assess the operating and financial performance of our Company.

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, the most directly comparable GAAP measure to these non-GAAP measures:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net loss	$(478,205)	$(60,585)
Interest income	(497)	(9)
Interest expense	14,930	23,505
Income tax (expense) benefit	(36)	—
Depreciation and amortization expense	18,371	27,221
EBITDA	(445,437)	(9,868)
Stock-based compensation	4,000	9,351
Transaction costs [1]	1,376	10,572
Restructuring and other[2]	11,385	1,032
Realized and unrealized losses from equity securities	9,993	—
Change in fair value of contingent consideration	—	(4,100)
Change in fair value of warrant liabilities	—	(2,008)
Reorganization items, net	341,911	—
Adjusted EBITDA	$(76,772)	$4,979
1 Transaction costs included $0.2 million and $0.5 million of corporate development payroll costs for the three months ended March 31, 2024 and 2023, respectively. Corporate development payroll costs include those expenses directly related to the additional staff needed to support our transaction activity.
2 Restructuring and other primarily includes professional fees related to supporting restructuring activities for the quarter ended March 31, 2024 prior to the petition date.

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

For a description of our policies regarding our critical accounting policies, see “Critical Accounting Policies” in our 2023 Form 10-K. There have been no significant changes in our critical accounting estimate policies or methodologies to our unaudited condensed consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our quantitative and qualitative disclosures about market risk that we disclosed in our 2023 Form 10-K.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Q1 2024 Form 10-Q. In light of the material weaknesses described in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 under “Item 9A. Controls and Procedures” the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, the Company's disclosure controls and procedures were not effective. Notwithstanding the identified material weaknesses, as of the date of this filing, management, including the Chief Executive Officer and Chief Financial Officer, believes that the unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal years presented in conformity with GAAP.

While the Company believes that progress toward remediating the underlying causes of the material weaknesses have been made, there can be no assurance as to when the remediation plan will be fully implemented, or that the plan, as currently designed, will adequately remediate the material weaknesses. The material weaknesses will not be considered fully addressed until the remediation plan has been in operation for a sufficient period of time for our management to conclude that the material weaknesses have been fully remediated. We will continue to work on implementing and testing the enhanced documentation policies and procedures in order to make this final determination.

Changes in Internal Control over Financial Reporting

Other than as set forth above, there was no other significant changes in internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, we may be involved in litigation incidental to the conduct of our business that arise in the ordinary course of business.

For a description of our legal proceedings, please see the description set forth in the “Legal Matters” section in Note 16, "Commitments and Contingencies," in the notes to the unaudited condensed consolidated financial statements of this Q1 2024 Form 10-Q.

Item 1A.    Risk Factors

Refer to the risk factors set forth in Part 1, Item 1A of our 2023 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

None

Recent Repurchases of Equity Securities

None.

Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is included in the section entitled Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Part III, Item 12 of our 2023 Form 10-K.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

10.1+	Restructuring Support Agreement, dated as of February 4, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2024).
10.2+	DIP Credit Agreement, dated as of February 7, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2024).
10.3+	Form of Executive Retention Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2024).
10.4+
Amended and Restated Employment Agreement, dated as of January 31, 2024, by and between the Company, Cano Health, LLC and Mark Kent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2024).

10.5+
Amended and Restated Employment Agreement, dated as of January 31, 2024, by and between the Company, Cano Health, LLC and Eladio Gil (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2024).

10.6+
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

10.8+	Amendment to Employment Agreement, dated as of March 28, 2024, by and among Cano Health, Inc., Cano Health, LLC and Mr. Eladio Gil.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

*	Filed herewith.
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

CANO HEALTH, INC.

Date		Signature	Title

May 10, 2024	By:	/s/ Mark Kent	Chief Executive Officer
		Mark Kent	(Principal Executive Officer)

May 10, 2024	By:	/s/ Eladio Gil	Chief Financial Officer
		Eladio Gil	(Principal Financial Officer)